Form 10-K
period 2021-12-31
Douglas Elliman Inc.
filed 2022-03-31
CIK 1878897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_____________________________________________
DOUGLAS ELLIMAN INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	1-41054	87-2176850
(State or other jurisdiction of incorporation incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)
4400 Biscayne Boulevard
Miami, Florida 33137
305-579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, par value $0.01 per share	DOUG	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☑ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐  Yes  ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes     ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging Growth Company
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   ☐  Yes  ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: As of June 30, 2021, the Registrant’s common stock was not publicly traded.
At March 14, 2022, Douglas Elliman Inc. had 81,260,626 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

Douglas Elliman Inc.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	Mine Safety Disclosures	26

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Reserved	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	43
Item 9A.	Controls and Procedures	43
Item 9B.	Other Information	43

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	44
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
Item 13.	Certain Relationships and Related Transactions, and Director Independence	44
Item 14.	Principal Accountant Fees and Services	44

PART IV
Item 15.	Exhibits and Financial Statement Schedules	45
Item 16.	Form 10-K Summary	46
SIGNATURES		47

EX-10.8
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1. BUSINESS

Overview

Douglas Elliman Inc. is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology, or PropTech, companies. Douglas Elliman owns Douglas Elliman Realty, LLC, one of the largest residential brokerage company in the New York metropolitan area, and also conducts residential real estate brokerage operations in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey and Texas.

We are a Delaware corporation and were incorporated in 2021 in connection with the separation of Douglas Elliman from Vector Group Ltd., as an independent, publicly-traded company, listed on the New York Stock Exchange (the “Spin-off”). On December 29, 2021, Vector Group completed the spin-off of the common stock of Douglas Elliman to its stockholders (including Vector Group common stock underlying outstanding stock option awards and restricted stock awards). Each holder of Vector Group common stock received one share of Douglas Elliman’s common stock for every two shares of Vector Group common stock (including Vector Group common stock underlying outstanding stock option awards and restricted stock awards) held of record as of the close of business, New York City time, on December 20, 2021. On December 30, 2021, Douglas Elliman began trading on the New York Stock Exchange under the symbol “DOUG”.

Strategy

Douglas Elliman is well positioned to capitalize on opportunities in the large and growing U.S. residential real estate market with a leading luxury brand and a comprehensive suite of technology-enabled real estate services and investments. Since the beginning of 2020, U.S. homeowner equity has grown 17.6% to $23.6 trillion. Further, new and existing home sales in the U.S. are forecast to grow to approximately 7.5 million units in 2022, compared to approximately 7.0 million, 6.5 million and 6.0 million units in 2021, 2020 and 2019, respectively, according to the Mortgage Bankers Association — MBA Mortgage Finance Forecast. We believe increased homeowner equity and growth in home sales are benefiting from several factors, including low mortgage interest rates (which have risen in 2022), historically low inventory, and increased mobility resulting from the novel coronavirus pandemic (“COVID-19”). This expanding market presents opportunities for significant commission income with national commission rates averaging approximately 5.8% according to HomeLight’s real estate transaction data of thousands of home sales, while our actual commission rates have ranged between 5.27% in 2017 and 4.97% in 2021 due to our sales mix, which consists of higher-priced homes. Despite various “agentless” models such as “iBuying,” approximately 87% of buyers purchased their home through a real estate agent or broker and 90% of sellers were assisted by a real estate agent when selling their home between July 2020 and June 2021, according to the National Real Estate Association (“NAR”), highlighting the central role agents continue to play in real estate transactions. Agents are able to generate significant repeat business from clients and referrals, with 68% of home sellers and 75% of home buyers in 2021 choosing to work with an agent they had used in the past or through a referral, according to NAR. Repeat business, as well the ability to provide ancillary services, allows agents to extend their client relationships and generate significant lifetime value.

Since its inception in 1911, Douglas Elliman has challenged the status quo of the real estate industry. We were founded on Douglas L. Elliman’s vision that New Yorkers would shift their preference for traditional homes to favor luxury apartments that were both sold and managed by comprehensive real estate companies. More than a century later, the Douglas Elliman brand is still associated with service, luxury and forward thinking — our markets are primarily international finance and technology hubs that are densely populated and offer housing inventory at premium price points. The average transaction value of a home we sold in 2021 was approximately $1.58 million — significantly higher than our principal competitors. Douglas Elliman is one of the largest residential brokerage companies in the New York metropolitan area, which includes New York City, Long Island, Westchester and the Hamptons, and the sixth largest in the U.S. We also offer, including through our subsidiaries and ventures, ancillary services, such as property management, title and escrow.

Today, we are building on our record of innovation. Douglas Elliman is focused on digitizing, integrating and simplifying real estate activities for agents and elevating their clients’ experiences. We are bringing innovative, technology-driven PropTech solutions to Douglas Elliman by adopting new PropTech solutions for agents and their clients and also investing in select PropTech opportunities through New Valley Ventures LLC. Our model is to source and use best-of-breed products and services that we believe will increase our efficiency. In addition to entering into business relationships with PropTech companies, as described further below, we are committed to creating over time a portfolio of PropTech companies that, through our business and investment relationship, have access to our agents and their clients, as well as our know-how and experience, to grow their own businesses, while benefiting our operations. This keeps Douglas Elliman and our agents on the cutting edge of the industry with new solutions and services that can be integrated into our technology foundation, while also remaining asset-light. Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

We have a track record of generating profitable growth. For the year ended December 31, 2020, despite the unprecedented impact of the COVID-19 pandemic on many of our markets, we had total revenues of $774.0 million, a net loss of $46.4 million and Adjusted EBITDA of $22.1 million. Our management responded to the profound impact of the COVID-19 pandemic by adjusting Douglas Elliman’s expense structure and introducing additional technology to improve the efficiency of our agents. Consequently, as markets reopened and COVID-19 vaccinations became available, Douglas Elliman’s business rapidly improved and, for the year ended December 31, 2021, our revenues were $1.35 billion, representing a 75% increase from the prior year period, our net income was $98.8 million and our Adjusted EBITDA was $110.7 million. We are experiencing strong momentum in many of our markets and we believe we are well positioned to continue capitalizing on the attractive market opportunity. Douglas Elliman’s gross transaction value increased from $29.1 billion for the year ended December 31, 2020 to $51.2 billion for the year ended December 31, 2021. The number of Douglas Elliman agents who are either leaders of their respective agent teams or individual agents operating independently on our platform (“Principal Agents”) was 5,189 as of December 31, 2021, an increase from 4,996 as of December 31, 2020. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Business Metrics and Non-GAAP Financial Measures” for information regarding our non-GAAP financial measures and reconciliations to the most comparable GAAP measures.

We believe our comprehensive suite of real estate solutions, our industry-leading brand name, and our talented team of employees and agents set us apart in the industry. We will continue to pursue profitable growth opportunities through the expansion of our footprint, investments in cutting-edge PropTech companies through New Valley Ventures, continued recruitment of best-in-class talent, acquisitions (acqui-hires), and operational efficiencies. We will continue to employ a disciplined capital allocation strategy aimed at generating sustainable long-term value for our stockholders.
Real Estate Services

Large residential brokerage company with a recognized luxury brand. Douglas Elliman is one of the largest residential brokerage companies in the New York metropolitan area, which includes New York City, Long Island, Westchester and the Hamptons, and the sixth largest in the U.S. Douglas Elliman has approximately 100 offices with approximately 6,500 real estate agents in the New York metropolitan area, as well as in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey, and Texas. The Douglas Elliman name is synonymous with luxury.

In August 2021, Douglas Elliman increased its ownership in Real Estate Associates of Houston LLC (d/b/a Douglas Elliman Real Estate Texas, which we refer to as “Douglas Elliman Texas”) from 1% to 50% and is fully integrating the Texas business with the rest of our operations. We believe that the Texas market will be complementary to Douglas Elliman’s markets as several of its major cities are densely populated international finance and technology hubs with premium-priced housing inventory. Texas continues to be a top destination for many different demographics from across the country, which has supported the housing market and the number of real estate transactions in the state. According to the Texas Real Estate Research Center at Texas A&M University, the Texas median home price reached a record-breaking $319,112 in November 2021, up 17.2% year- over-year. Texas’ average days on market (“DOM”) was 31 days, according to the same report, indicating strong demand.

Prominent new development sales and marketing firm. Douglas Elliman’s Development Marketing, or DEDM, division distinguishes our positioning and reputation in the luxury real estate segment. DEDM is sought after by well-known real estate developers as it offers expertise in sales, leasing, and marketing for new developments throughout key markets in the United States and internationally. Drawing upon decades of experience and market-specific knowledge, DEDM offers a multidisciplinary approach that includes comprehensive in-house research, planning and design, marketing and sales. The firm ranks among New York City’s most prominent sales and marketing firms, with approximately 75 in-house development professionals. Through a strategic global alliance with Knight Frank Residential, the world’s largest privately-owned property consultancy, DEDM markets properties to international audiences. We employ a hybrid broker model where our traditional residential real estate agents work in tandem with our DEDM professionals and leverage their extensive industry relationships for the benefit of DEDM clients. Agents are able to market and sell high profile developments that enhance their brands and provide additional commission revenue potential. We believe this model provides a competitive advantage to our DEDM business while also increasing the attractiveness of the Douglas Elliman platform to current and prospective agents.

Premium residential property management business. Douglas Elliman is also engaged in the management of cooperative, condominium and rental apartment buildings though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management. Residential Management Group provides a full range of fee-based management services for approximately 360 properties representing approximately 56,500 units in New York City, Nassau County, Long Island City and Westchester County.

Full-service title insurance business. Douglas Elliman is also engaged in the provision of title insurance services through its subsidiary DE Title Services. DE Title Services acts in the capacity of a title insurance agent and sells title insurance to property buyers and mortgage lenders. DE Title Services is licensed as a title insurance agent in New York. In addition to DE Title Services, in June 2021, we acquired a 50% interest in Partners Land Services LLC, a newly-formed entity, which will be engaged in the provision of title insurance services in Florida. Douglas Elliman is actively exploring similar ventures in other of its real estate markets.

Leading provider of escrow services. In November 2020, Douglas Elliman acquired Portfolio Escrow, an escrow company that is a leader in the California escrow market. After execution of a home purchase contract, purchase funds are deposited by the buyer into a Portfolio Escrow trust account. After all parties agree that all contingencies of the sale contract have been satisfied, Portfolio Escrow delivers all pertinent documents for recording to the appropriate county clerk’s office, then releases funds to the seller and any other agreed-upon entity. Portfolio Escrow, as an escrow holder, is paid a fee equal to a percentage of the sales price.

Provider of mortgage services. In April 2021, we acquired a 50% interest in Biscayne Mortgage LLC, which conducts business as Clear Path Mortgage. Clear Path Mortgage originates mortgage loans, including both purchase and refinancing transactions, to be sold in the market to mortgage companies and the governmental- sponsored enterprises. Clear Path Mortgage originates and markets its mortgage lending services to real estate agents across Douglas Elliman’s Florida market as well as a broad consumer audience.

PropTech Solutions Supporting Real Estate Services

Our general approach to PropTech solutions is to leverage best-of-breed, proven legacy technologies while also selectively partnering with early-stage, disruptive PropTech companies to support our real estate brokerage and services operations. This strategy gives our stakeholders, including our agents, their clients and our management team, access to fast-changing and industry-leading technology. Hiring technology talent to develop new products inside of a large company such as Douglas Elliman is costly, takes longer to bring new technology to market, rarely generates the most cutting-edge solutions, and then limits the value of the emerging product to our own usage. Instead, we believe technology innovation is best fostered in smaller, purpose-built PropTech companies. We operate an open architecture technology infrastructure that allows for a “plug and play” environment where new features and functionality can be quickly added for the benefit of our agents and their clients. This ensures our technology remains state-of-the-art, vendor optionality is maintained, and our costs are minimized. Examples of our PropTech platform for Douglas Elliman’s agents and their clients are summarized below.

MyDouglas portal supports our agents in managing their business anytime, anywhere and on any device. Our MyDouglas agent portal is built on a native cloud SaaS technology foundation that is designed to rapidly adjust and incorporate new innovative solutions. The user-friendly portal incorporates automated and simplified workflows for agent interactions, expansive data-rich dashboards and reports backed by artificial intelligence and integrated data assets. The technology is completely “plug and play” enabled, which supports our ability to quickly adjust our solutions in concert with the digital transformation happening in PropTech today.

Components of our MyDouglas solution include integrated customer relationship management, email marketing, marketing content creation and management, transaction management, video creation and virtual tours, comparative market analysis, home valuation tools, listing analytics, digital ad campaigns, open house management, new development sales and digital marketing, artificial intelligence (“AI”), predictive analytics and more.

Elliman Everywhere offers robust virtual and mobile resources. Our Elliman Everywhere effort seeks to provide agents with the robust virtual and mobile resources they desire and will need to transact business from anywhere in the world, including markets where we do not have offices. This cloud-based agent portal includes workflow processing, a commission system, customer acquisition tools, an Innovation Lab and more, enhancing the agent experience and agents’ efficiency.

MyLearning provides our agents and employees with additional development and growth opportunities. Our recently integrated MyLearning platform enables Douglas Elliman agents and employees to access and participate in live and recorded on-demand training sessions directed at various experience levels and subjects, including professional development, entrepreneurialism, business writing, public speaking and marketing.

Elliman Essentials provides agents and employees with enhanced vendor access. Elliman Essentials provides a curated list of offerings from preferred vendors that Douglas Elliman’s approximately 6,500 agents and approximately 930 employees access to source products, services and experiences in order to enhance business practices and purchase closing gifts for customers. Elliman Essentials can be accessed on our intranet portal, MyDouglas.

Currently integrating a new client and customer lifetime concierge solution. We are incorporating seasoned third-party products into a new white-glove homeowners engagement solution that provides access to services such as insurance, moving, telecommunications, utilities, solar, home security and home services to facilitate all of clients’ and customers’ moving and home management needs. This fully automated, contextual, end-to-end homeowner engagement platform includes more than 40 direct partnerships and integrations across multiple industries. It will leverage PropTech startups such as MoveEasy, Humming Homes, Fyxify and more.

PropTech Investments

MyDouglas
Agent Portal

Powered by industry-leading technology capabilities developed by innovative PropTech leaders and start-ups

* New Valley Ventures PropTech Investee Company

Capabilities	Solutions
Team Management Agent Social Media • Learning Management System	invent.us • northpass • purlin* • REAL GRADER • rechat.*
Agent Brand Management VideoBolt – One-Click Video Creation/Virtual Tours • Elliman.com • Custom Property Websites	AUDIENCE* • GABRIELS TECHNOLOGY SOLUTIONS • purlin* • rechat.* • VIDEOBOLT.COM
Listing Management CMA • Home Valuation • MyDouglas – Listing Analytics • Digital Ad Campaigns • StudioPro – Open House Management • Regional Listings Insights	Buyside • invent.us • purlin* • ReSource
Current Clients and Customers StudioPro – CRM • StudioPro – Email Marketing • StudioPro – Marketing Center • Client Portal Services	AUDIENCE* • move easy* • purlin* • rechat.*
Performance Analytics YTD Total GCI Deals and Volume Summary • Commission Check Tracking	invent.us • purlin*
Deal Management StudioPro – Transaction Management • Title and Escrow Services • MLS Services – Collaborative Home Search • StudioPro – Listing Tour Scheduling and Coordination • Digitized eSignature • eNotary service	CLEAR PATH MORTGAGE • DETitleServices • DocuSign • MLS MULTIPLE LISTING SERVICE • Notarize* • PARTNERS LAND SERVICES • Portfolio ESCROW, INC. • rechat.*
Post-Closing Client and Customer Stewardship Home Services • Client Portal • New Development Marketing • Digital Board Packages (NYC only)	BILT* • BoardPackager • Humming Homes* • Proxio
Artificial Intelligence (“AI”) and Predictive Analytics	invent.us • purlin*

Hello, Chris AGENT
MyDouglas
YTD Total GCI
Closed Deals Paid
This Year
$212,500
Last Year $120,000
YTD Volume
Closed Deals Paid
This Year
$5,500,000
Last Year $4,200,000
YTD Deals
Based on Listing Data
Closed
10
Contract Signed
12
Total Deals 22
Last Year 11
Apps
Elliman
XpressDocs
Imprev
Outlook
BoardPackager
OneDrive
Douglas
Buyside
DocuSign
Announcements
Power of the Press
My Listings Activity
Listings
12
Views
432
Leads
214
Regional Listings
New 15
Updated 12
Private 10
Total
32
Last Payment Advice
From Douglas Elliman
Amount
$14,500
YTD 1099 Earned
$10,500

In addition to leveraging PropTech solutions to support our real estate brokerage and services operations, we believe that by investing in early-stage PropTech companies, Douglas Elliman can gain differentiated access to innovative PropTech services while benefiting from the expected growth and valuations of these firms without the need to build or fully acquire them. We believe investing in these PropTech companies and investment funds enables us to establish relationships with these companies (and funds’ portfolio companies) to seek preferred terms, become an early adopter of emerging technologies and achieve greater product integration with our users and IT systems. At the same time, we are actively seeking to capitalize on our unique real estate knowledge and experience by investing in PropTech companies that will both supplement and enhance the technology-based experience of Douglas Elliman’s agents and the general real estate industry as well as improve our operating efficiency. For example, the foundation for our agent communications platform and customer relationship management system was developed in consultation with one of our PropTech investee companies. We believe that these investments will provide us with unique access to cutting-edge and industry-leading technology, providing us with valuable technology systems to improve the efficiency of Douglas Elliman’s businesses while also capturing some of the value created by the combination of our expertise in the real estate industry and the PropTech companies with which we partner.

As of December 31, 2021, New Valley Ventures had investments (at a carrying value) of approximately $8.1 million in PropTech companies. This amounts to approximately 1% of the value of Douglas Elliman’s total assets, which totaled approximately $595 million, as of December 31, 2021. As of December 31, 2021 our PropTech investments include:

• Rechat: a lead-to-close fully-mobile technology dashboard for real estate agents including marketing, customer relationship management and transaction-management software. Douglas Elliman has a multi-year services agreement with Rechat for its agents, who are increasingly requesting and requiring superior access to technology and back-office support services. The Rechat technology is a key element of MyDouglas, Douglas Elliman’s primary agent portal designed to be our agents’ technology front door, and StudioPro, the cloud-based agent portal and marketing tool recently launched by Douglas Elliman that helps integrate all agent resources in one user-friendly suite.

• Purlin: an automated intelligence platform to aid in home buying, an agent “paid social media” integration in MyDouglas and Portfolio Escrow client and agent portals that also integrate with MyDouglas.

• Humming Homes: a tech-enabled home management service that is creating a new category of end-to-end home management. It has built a solution for single-family homeowners with a digital-first experience, offering a dedicated in-person home management team with a single point of contact and 24/7 support. The service employs data and insights to avoid reactive and expensive home maintenance issues. The investment will complement Douglas Elliman’s business in the Hamptons and align Humming Homes’ geographical growth with Douglas Elliman’s footprint in locations such as Aspen, Florida and Southern California.

• MoveEasy: a client- and customer-facing digital concierge service designed to assist clients and customers moving into and “setting up” their new homes, while offering additional services to maintain their homes. In partnership with residential real estate brokerages, MoveEasy is delivered in a white- labeled format that features the name and contact information of the selling agent.

• Fyxify: a tech-enabled platform that utilizes direct scheduling and operating technology to avoid the inefficiencies of home repairs (for example: calling around, mystery repair costs and wasting time).

• EVPassport: an entity that offers complete electronic vehicle charging solutions including hardware and software.

• Bilt: a leading loyalty program and co-branded credit card for renters to earn points on their rent payments. Douglas Elliman has joined the Bilt Rewards Alliance, a network of more than 2 million rental units across the country where renters can enroll in the loyalty program to earn points on rent paid. This platform enhances Douglas Elliman’s suite of offerings for both the renters and landlords it represents.

• Persefoni AI: a software-as-a-service (“SaaS”) platform built to enable enterprises of all sizes to accurately, dynamically, and regularly measure their carbon footprint across all operations.

• The Lab PropTech Fund: a fund advised or managed by a Miami-based firm that aims to invest in emerging technologies with a focus on residential real estate and construction services.

• MetaProp Venture Capital Fund: a fund advised or managed by a New York-based venture capital firm. This investment provides New Valley Ventures with exposure to opportunities in the emerging PropTech industry.

• Camber Creek Venture Capital Funds: two funds that invest in a diversified pipeline of new PropTech ventures. Camber Creek’s portfolio includes Notarize, a digitized notary service, and Curbio, a renovation firm designed to increase a property’s selling price.

Other than the four private funds listed above in which New Valley Ventures invests as a limited partner, all of these companies currently provide technology or services to Douglas Elliman. To date, we have not recognized revenue from these investments and do not anticipate recognizing revenue from these non-controlling PropTech investments. However, we target earning an attractive rate of return from the capital appreciation of our PropTech investments.

Our Competitive Strengths

Leading luxury brand with a strong presence in markets where we have brand recognition and brand equity. We have a presence in most major U.S. luxury real estate markets, including New York, Florida, California, Texas, Colorado and others. Further, we have established a reputation for luxury and trust, which we believe has differentiated our brand from those of our peers. To build on this established brand presence, Douglas Elliman produces owned content and generates earned media regarding a range of relevant topics — including brand initiatives, exclusive listings, new development projects and closed deals — that resonate with our clients and contribute to a strong share of voice across all major markets in which we operate, as compared to our principal real estate competitors, and enhances the professional credibility of agents and executives whose thought leadership is often sought by major global media outlets.

Experienced team of talented agents and employees. The residential real estate business is built upon personal relationships, and we have long believed Douglas Elliman’s team of approximately 930 employees and approximately 6,500 agents (including 5,189 Principal Agents) as of December 31, 2021 distinguishes us from other residential real estate brokerage firms. Forbes recognized Douglas Elliman in its 2021 list of America’s best large employers.

Leading new development marketing platform. DEDM offers leading expertise in sales, leasing, and marketing for new developments in New York City, Long Island, the Hamptons, New Jersey, South Florida, California, Massachusetts and Texas, as well as throughout the United States and internationally. We believe Douglas Elliman’s “hybrid” platform of involving both experienced new development experts and skilled brokerage professionals provides highly differentiated expertise and real-time market intelligence to its clients.

Technology that we believe is industry-leading and supports recruitment and retention of agents. We provide our agents with what we believe is the most advanced set of digital- and mobile-enabled tools and resources in the residential brokerage industry, including: cloud-based agent portal, workflow processing, commission system, customer acquisition tools, Innovation Lab, customer relationship management (“CRM”) and marketing tools. These tools are designed to support agent productivity, earnings potential and satisfaction and we believe they enhance our efforts to recruit and retain high-performing agents.

Growth Strategy

Expand our footprint into adjoining markets. We aim to build on our leadership position in the New York metropolitan area, including New York City, Long Island, Westchester and the Hamptons, while entering and expanding in adjoining markets as well as key markets in Florida, California, Colorado and Texas, where the Elliman brand has strong awareness and brand equity.

Continue executing on DEDM growth strategy. Our hybrid DEDM platform matches experienced new development experts with skilled brokerage professionals to provide differentiated expertise and real time market intelligence to DEDM’s developer clients. We believe there is a clear path to growth, both as a result of recovery from COVID-19 and also through expansion into new markets (e.g., Texas).

Provide ancillary services to enhance the client experience and drive growth. We are seeking, through investment and acquisition, to expand and optimize our ancillary real estate services that allow our agents and our other businesses to enhance the client experience and drive growth in revenues and earnings. These services include escrow, title, mortgage finance, property management, notary, staging, renovation, security, moving, capital fundraising for developers, and more. We expect technology to be a key differentiator as we grow our ancillary services businesses, in terms of adoption by our agents, delivery to their clients and disruption of traditional business models not yet transformed by technology.

Invest in compelling PropTech opportunities that facilitate our growth and competitive differentiation. Our goal is to create over time a portfolio of PropTech companies in which we are invested and also leverage their technology for the benefit of our agents and their clients. We believe that investing strategically in disruptive, early-stage PropTech companies equips Douglas Elliman stakeholders with early and differentiated access to new technology built in entrepreneurial environments, while enabling PropTech investee companies to access our know-how and experience through our commercial relationships in order to grow their own businesses. Concurrently, we believe investing in these PropTech companies enables us to establish relationships with these companies to seek preferred terms, become an early adopter of emerging technologies and achieve greater product integration with our users and IT systems, which enhances our competitive differentiation with agents and their clients. Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

Continue to recruit best-in-class agents. Our recognized brand, combined with DEDM and the PropTech resources provided to our agents, support our ability to recruit experienced, high-performing agents. Leveraging regional recruiting teams, along with CRM and other necessary technology support, we seek to continue recruiting best-in-class talent at all levels.

Relentlessly pursue operational efficiencies. We have an ongoing, firm-wide focus on expense control, operational efficiency and profitability. Beginning in the second quarter of 2020, we began significant expense reduction initiatives at Douglas Elliman, which continue today.

Maintain a disciplined capital allocation framework to create value for our stockholders. We are profitable and generate significant operating cash flow which provides financial flexibility with respect to investments for growth and return of capital to shareholders. We seek to deploy a significant portion of our operating cash flow to fund growth opportunities to create stockholder value, such as PropTech investments, recruiting efforts, acquisitions (acqui-hires). In addition, on March 10, 2022, our Board of Directors declared a quarterly dividend of $0.05 per share, which was paid on March 30, 2022 to stockholders of record on March 22, 2022.

COVID-19 Pandemic

The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. economy even as COVID-19 vaccines have been and continue to be administered. Many uncertainties continue to surround the pandemic, including risks associated with the timing and extent of vaccine administration and the impact of COVID-19 variants, the duration of the pandemic and the length of immunity.

During the year ended December 31, 2021, we believe sustained high levels of demand in the markets in which we operate were supported by beneficial consumer trends such as relaxation of social distancing measures and office re-openings coupled with further adoption of remote work trends, which we believe enhance consumers’ propensity to relocate to attractive tax and weather destinations, coupled with a favorable mortgage rate environment. In addition, continued high demand and low housing inventory levels in the markets in which we operate have driven increased average home prices throughout such markets in 2021. Nonetheless, we anticipate that our markets, and in particular, New York City, will continue to improve from 2020 and 2021 levels in 2022, with average existing home prices increasing and existing home transaction growth remaining strong.

The circumstances around the potential impact of the COVID-19 pandemic on our business remain fluid, and we continue to actively monitor the impact of the pandemic, including risks associated with the timing and extent of vaccine administration and the impact of COVID-19 variants, the duration of the pandemic and how long immunity lasts. Based on the most recent data, the emergence of new COVID-19 variants has not impacted the key U.S. markets Douglas Elliman serves. Nevertheless, we are unable to predict the ultimate impact of the COVID-19 pandemic and related macroeconomic trends (including, in particular, relaxation of social distancing measures and office re-openings coupled with further adoption of remote work trends) or other factors resulting therefrom on our future financial condition, results of operations and cash flows. See “Risk Factors — Risks Associated with Our Real Estate Services Business — We are impacted by the performance of the real estate market in the New York metropolitan area, which has been adversely impacted by COVID-19” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19 Pandemic and Current Business and Industry Trends” for additional information.

Human Capital

We have long believed that the diversity and talent of our people provide a competitive advantage to Douglas Elliman. As of December 31, 2021, we employed approximately 930 employees, of which 650 were employed by Douglas Elliman Realty LLC, 250 were employed at Douglas Elliman Property Management and 30 were employed at Douglas Elliman’s corporate headquarters.

Real Estate Services. The residential real estate business is built upon personal relationships and we have long believed Douglas Elliman’s team of approximately 650 employees and approximately 6,500 agents distinguish us from other residential real estate brokerage firms. Forbes recently recognized Douglas Elliman in its 2021 list of America’s best large employers and we believe this recognition is a testament to the hard work and resiliency of the Douglas Elliman family.
While most of Douglas Elliman’s employees are located in the New York and Miami metropolitan areas, its agents are located in New York, Florida, California, Colorado, Texas and New England. In an effort to continue to foster relationships with our employees and agents, as well as to address the social and economic impact of COVID-19, Douglas Elliman’s management implemented the following initiatives:
•Hosted, and continue to host, company-wide virtual town halls, podcasts and communications across all regions. These town halls are intended to promote a spirit of camaraderie and educate our employees and agents about working in a COVID-19 environment, among other things.
•Converted all of its training and educational courses to its online platform.
•Continued to support diversity efforts, including sponsoring Aspen Gay Ski Week, matching employees’ and agents’ contributions to NAACP Legal and Education Fund, the AAPI Community Fund and various other health and social charitable organizations.
•Continued to support organizations benefiting victims of various California wildfires, Texas and Puerto Rico flood disasters and the Ukraine Humanitarian Crisis Fund of the American Red Cross. Douglas Elliman also supports health driven organizations including God’s Love We Deliver, Project Angel Food, and the American Cancer Society.
Douglas Elliman offers comprehensive benefit programs to its employees which provide them with, among other things, medical, dental, and vision healthcare; 401K matching contributions; paid parental leave; and paid vacation time.

We will continue to listen, while engaging and connecting with our employees and Douglas Elliman’s agents, to further our human capital management objectives by continuing the initiatives we first began during the COVID-19 pandemic.
Available Information

Our website address is www.elliman.com. We make available free of charge on the Investor Relations section of our website (http://www.dougcorp.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. Copies of these filings are also available on the SEC’s website. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Corporate Governance and Nominating Committee charter have been posted on the Investor Relations section of our website and are also available in print to any stockholder who requests it. We do not intend for information contained in, or available through, our website to be part of this Annual Report on Form 10-K.

ITEM 1A.RISK FACTORS

Our business faces many risks. We have described below the known material risks that we and our subsidiaries face. There may be additional risks that we do not yet know of or that we do not currently perceive to be significant that may also impact our business or the business of our subsidiaries. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on the business, results of operations, cash flows, financial condition or equity of us or one or more of our subsidiaries, which in turn could negatively affect the value of our common stock. You should carefully consider and evaluate all of the information included in this report and any subsequent reports that we may file with the SEC or make available to the public before investing in our securities.
Risks Associated with Our Real Estate Business

We are subject to risks relating to the real estate industry.

The real estate industry is significantly affected by changes in economic and political conditions as well as real estate markets, which could adversely impact returns on our investments, trigger defaults in project financing, cause cancellations of property sales, reduce the value of our properties or investments and could affect our results of operations and liquidity. The real estate industry is cyclical and is significantly affected by changes in general and local economic conditions which are beyond our control.

These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence and the general economic condition of the United States and the global economy. The real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. Lack of available credit or lack of confidence in the financial sector could adversely impact the real estate market.
Any of the following could be associated with cyclicality in the real estate market by halting or limiting a recovery in the residential real estate market, and have an adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or property prices which in turn could adversely affect our revenue and profitability:
• periods of economic slowdown or recession;
• rising interest rates;
• the general availability of mortgage financing;
• a negative perception of the market for residential real estate;
• commission pressure from brokers who discount their commissions;
• an increase in the cost of homeowners’ insurance;
• weak credit markets;
• a low level of consumer confidence in the economy and/or the real estate market;
• instability of financial institutions;
• legislative, tax or regulatory changes that would adversely impact the real estate market, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the U.S. housing and mortgage markets, and potential limits on, or elimination of, the deductibility of certain mortgage interest expense and property taxes;
• adverse changes in economic and general business conditions in the New York metropolitan area;
• a decline in the affordability of homes;
• declining demand for real estate;
• decreasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership;
• acts of God, such as hurricanes, earthquakes and other natural disasters, or acts or threats of war or terrorism; and/or
• adverse changes in global, national, regional and local economic and market conditions, particularly in the New York metropolitan area and the other markets where we operate, including those relating to pandemics and health crises, such as the COVID-19 pandemic.

There may be a reduction in the attractiveness of the real estate markets of New York City and the other markets in which we operate.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) placed new limits on mortgage interest deductions as well as state and local income and property tax deductions. The loss of the use of these deductions may encourage residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2021, approximately 68.0% of our closed sales occurred in New York, California, Connecticut, New Jersey and Massachusetts, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact demand for our products and services.

We are impacted by the attractiveness of New York City as a place to live and invest in and its status as an international center for business and commerce. If New York City’s economy stagnates or contracts or if there are significant concerns or uncertainty regarding the strength of New York City’s economy due to domestic, international or global macroeconomic trends (including, in particular, relaxation of social distancing measures and office re-openings coupled with further adoption of remote work trends), or other factors (including, in particular, any matters which adversely affect New York City’s status as an international center for business and commerce or the economic benefits of New York City’s financial services industry), the New York metropolitan area may become a less attractive place to live, work, study or to own residential property for investment purposes. The attractiveness of New York City may also be negatively affected by other factors, including high residential property sales prices or rents (or a risk or perceived risk of a fall in sales prices in the future), high costs of living, the impact of the Tax Act, the impact of changes in state tax law, such as the real estate transfer tax on luxury property, and negative perceptions surrounding quality of life, safety and security (including the risk or perceived risk of acts of terrorism or protests).

Any reduction in the attractiveness of New York City as a place to live or a place to invest in residential real estate and any matters which adversely affect New York City’s status as an international center for business and commerce could result in a reduction, by volume and/or by value, in residential property sales transactions in the New York metropolitan area.

There could be a lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms.

The monetary policy of the U.S. government, and particularly the Federal Reserve Board, which regulates the supply of money and credit in the U.S., significantly affects the availability of financing at favorable rates and on favorable terms, which in turn significantly affects the domestic real estate market.

We believe that low mortgage rates have been a significant factor in the trend in increased homeowner equity and growth in home prices and sales. Policies of the Federal Reserve Board affect interest rates available to potential homebuyers. Mortgage interest rates have increased, to date, in 2022 and may continue to increase. Thus, changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict, and could restrict the availability of financing for homebuyers, which could result in lower transaction prices or volume.

In addition, the imposition of more stringent mortgage underwriting standards or a reduction in the availability of alternative mortgage products could also reduce homebuyers’ ability to access the credit markets on reasonable terms and adversely affect the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes. This could result in a decline in the number of home sale transactions or mortgage and refinancing activity.

Consumers may adopt alternatives to full service agents.

A significant change in consumer sales that eliminates or minimizes the role of the agent in the real estate transaction process could have an adverse effect on our business. These options may include direct-buyer companies (also called iBuyers) that purchase directly from the seller at below-market rates in exchange for speed and convenience and then resell them shortly thereafter at market prices, and discounters who reduce the role of the agent in order to offer sellers a low commission or a flat fee while giving rebates to buyers. Consumer preferences regarding buying or selling houses and financing their home purchase will determine if these models reduce or replace the long-standing preference for full-service agents.

We depend on a strong brand, and any failure to maintain, protect and enhance the Douglas Elliman brand would have an adverse effect on our ability to grow our real estate brokerage business.

We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing Douglas Elliman as a premium real estate brokerage brand is critical to growing our business. If we do not successfully build and maintain a strong brand, our real estate brokerage business could be negatively impacted. Preserving and increasing the quality of the Douglas Elliman brand may require us to make substantial investments in areas such as marketing, community relations, outreach technology and employee training. Douglas Elliman actively engages in print and online advertisements, social media, targeted promotional mailings and email communications and engages on a regular basis in public relations and sponsorship activities. There is no assurance that those activities will enhance Douglas Elliman’s brand awareness.

Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our agents, our growth strategies or the ordinary course of our business or our brokerage business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brand, such as actions taken (or not taken) by one or more agents relating to health, safety, welfare or other matters; cybersecurity incidents; litigation and claims; failure to maintain high ethical and social standards for all of our operations and activities; failure to comply with local laws and regulations; and illegal activity targeted at Douglas Elliman or others. Douglas Elliman’s brand value could diminish significantly if any such incidents or other matters erode consumer confidence in it.

The failure of third-party vendors or partners to perform as we expect or appropriately manage risks, or our failure to adequately monitor third-party performance, could result in harm to our reputation and generate revenue.

We engage with third-party vendors and partners in a variety of ways, including strategic collaborations and the development and delivery of applications, employing key internal operational processes and critical client systems. In many instances, these third parties are in direct contact with our agents and customers in order to deliver services on our behalf or to fulfill their role in the applicable collaboration. In some instances, these third parties may be in possession of personal information of our customers, agents or employees. In other instances, these third parties may play a critical role in developing products and services central to our business strategy. Our third-party partners may encounter difficulties in the provision of required deliverables or may fail to provide us with timely services, which may delay us, and also may make decisions that may harm us or that are contrary to our best interests, including by pursuing opportunities outside of the applicable Company project or program, to the detriment of such project or program.

If our third-party partners or vendors (or their respective vendors) were to fail to perform as we expect, fail to appropriately manage risks, provide diminished or delayed services to our customers or face cybersecurity breaches of their information technology systems, or if we fail to adequately monitor their performance, our operations and reputation could be materially adversely affected, in particular any such failures related to the development of key products. Depending on the function involved, vendor or third-party application failure or error may lead to increased costs, business disruption, distraction to management, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, effects on financial reporting, loss of customers, damage to our reputation, or litigation, regulatory claims and/or remediation costs (including claims based on theories of breach of contract, vicarious liability, negligence or failure to comply with laws and regulations). Third-party vendors and partners (or their respective vendors) may also fail to maintain or keep adequate levels of insurance, which could result in a loss to us or expose us to litigation. The actions of our third party vendors and unaffiliated third-party developers are beyond our control. We face the same risks with respect to subcontractors that might be engaged by our third-party vendors and partners or their subcontractors.

The real estate brokerage business in the New York City metropolitan area, Florida, California, Massachusetts, Colorado, New Jersey, Connecticut, and Texas is extremely competitive.

We compete with other multi-office independent real estate organizations and with franchise real estate organizations competing in local areas. Competition is particularly intense in the densely populated metropolitan areas of New York City, South Florida and Los Angeles in which we operate. In addition, in the real estate brokerage industry, new participants face minimal barriers to entry into the market. We also compete for the services of qualified licensed agents. The ability of our brokerage offices to retain agents is generally subject to numerous factors, including the sales commissions they receive, advertising support and perception of brand value.

Our real estate brokerage business depends on the success of our agents.

Our real estate brokerage offices generate revenue in the form of commissions and service fees. Accordingly, our financial results depend upon the operational and financial success of our brokerage offices and our agents. As mentioned above, there is significant competition among brokerage firms for the services of high producing agents and we may be unable to recruit and retain agents.

Contractual obligations related to confidentiality and noncompetition may be ineffective or unenforceable against departing employees.

Our operations are dependent on the efforts, abilities and experience of our employees, and we compete for their services. We have contracts with certain employees that include provisions preventing these persons from competing with us both during and after the term of our employment contracts with them. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies.

On July 9, 2021, President Biden signed an executive order encouraging the Federal Trade Commission to curtail unfair use of non-compete agreements and other agreements that may unfairly limit worker mobility. While we cannot predict how the initiatives set forth in the executive order will be implemented or, as a result, the impact that the executive order will have on our operations, there is now increased uncertainty regarding the long-term enforceability of our non-compete agreements.

Douglas Elliman is subject to risks and operational limitations associated with its strategic alliance with Knight Frank Residential.

Douglas Elliman has entered into a strategic alliance with Knight Frank Residential, the world’s largest privately- owned property consultancy, to market, through co-branded offices across New York City; Westchester, Nassau and Suffolk counties in New York State; Miami-Dade, Broward and Palm Beach counties in South Florida; the greater City of Los Angeles metropolitan area, including Malibu; Eagle and Pitkin counties in the State of Colorado; and Fairfield County in the State of Connecticut, as well as to select top-tier agents, certain luxury residential properties of at least $2 million to international audiences. The agreement provides for sharing of commissions and certain other payments in respect of jointly marketed properties. This strategic alliance subjects Douglas Elliman to a number of risks, including risks associated with the sharing of proprietary information between parties, non-performance by Douglas Elliman or Knight Frank Residential of obligations under the strategic alliance agreement, disputes over strategic or operational decisions or other matters and reputational risks, as well as litigation risks associated therewith. In particular, Douglas Elliman is subject to certain exclusivity and non-compete provisions in connection with marketing and selling properties outside the United States in markets in which Knight Frank Residential operates, subject to certain exceptions. Although Douglas Elliman believes that the strategic alliance enhances its ability to serve its luxury customers, such restrictions could limit Douglas Elliman’s growth prospects.

Any decrease in our gross commission income or the percentage of commissions that we collect may harm our business, results of operations and financial condition. Our gross commission income or the percentage of commissions that we collect may decline.

Our business model depends upon our agents’ success in generating gross commission income, which we collect and from which we pay to them net commissions. Real estate commission rates vary somewhat by market, and although historical rates have been relatively consistent over time across markets, there can be no assurance that prevailing market practice will not change in a given market, or across the industry, in the future. Customary commission rates could change due to market forces locally or industry-wide, as well as due to regulatory or legal changes in such markets, including as a result of litigation or enforcement actions.

In addition, there can be no assurance that we will be able to maintain the percentage of commission income that we collect from our agents. If industry conditions change, we may be forced to reduce the percentage of commissions that we collect from our agents.

Negligence or intentional actions of real estate agents engaged by us could materially and adversely affect our reputation and subject us to liability.

Our operations rely on the performance of real estate agents. If our agents were to provide lower quality services to our customers or engage in negligent or intentional misconduct, our image and reputation could be materially adversely affected. In addition, we could also be subject to litigation and regulatory claims arising out of their performance of brokerage services, which if adversely determined, could result in substantial financial or legal penalties.

There may be adverse financial and operational consequences to us if independent real estate agents are reclassified as employees.

Although the legal relationship between residential real estate brokers and licensed real estate agents throughout most of the real estate industry historically has been that of independent contractor, newer rules and interpretations of state and federal employment laws and regulations, including those governing employee classification and wage and hour regulations in our and other industries, may impact industry practices and our company owned brokerage operations.

Significant agent reclassification determinations in the absence of available exemptions from minimum wage or overtime laws, including damages and penalties for prior periods (if assessed), could be disruptive to our business or constrain our operations in certain jurisdictions.

We may not be able to maintain or establish relationships with multiple listing services (“MLSs”) and third- party listing services, which could limit the information we are able to provide to our agents and clients.

Our ability to attract agents and to appeal to clients depends upon providing a robust number of listings. To provide these listings, we maintain relationships with multiple listing services and other third-party listing providers and aggregators, as well as our agents themselves to include listing data in our services. Certain of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of some of our existing relationships with listing providers, whether due to termination of agreements or otherwise, changes to our rights to use listing data, or an inability to continue to add new listing providers, may cause our listing data to omit information important to our agents or clients. Any loss or changes to our rights to use listing data or add listings, or any similar loss of rights in the markets we serve, could negatively impact agent and client confidence in the listing data we provide and reduce our ability to attract and retain agents.

Industry structure changes that disrupt the functioning of the residential real estate market could materially adversely affect our operations and financial results.

Through our brokerages, we participate in MLSs and are a member of the National Association of Realtors (“NAR”) and state real estate associations and, accordingly, are subject to each group’s rules, policies, data licenses, and terms of service. The rules of each MLS to which we belong can vary widely and are complex.

From time to time, certain industry practices, including NAR and MLS rules, have come under regulatory scrutiny. There can be no assurances as to whether the Department of Justice (the “DOJ”) or Federal Trade Commission, their state counterparts, or other governmental body will determine that any industry practices or developments have an anti-competitive effect on the industry. Any such determination could result in industry investigations, legislative or regulatory action or other actions, any of which could have the potential to disrupt our business.

On July 1, 2021, the DOJ announced its withdrawal from a settlement agreement reached during the prior administration with the NAR in relation to claims of anticompetitive behavior with respect to commissions received by buyers’ agents from sellers’ agents. The settlement previously required NAR to adopt certain rule changes, such as increased disclosure of commission offers from sellers’ agents to buyers’ agents. Although Douglas Elliman did not experience a material erosion of commission percentage rates from 2017 and 2021, the withdrawal of the DOJ from this settlement and the executive order signed by President Biden on July 9, 2021 directs the Federal Trade Commission to consider additional rule making pertaining to the real estate industry indicates increased regulatory scrutiny of the real estate industry. Such increased focus may reduce the fees we receive, require additional expenditure, or distract our management’s attention from pursuing our growth strategy.

Meaningful changes in industry operations or structure, as a result of governmental pressures, the result of litigation, changes to NAR or MLS rules, the actions of certain competitors or the introduction or growth of certain competitive models.

We are impacted by the performance of the real estate market in the New York metropolitan area, which has been adversely impacted by COVID-19.

Our business significantly depends on sales transactions for residential property in the New York City market, and we derived approximately 34% of our revenues in 2021, 29% of our revenues in 2020 and 46% of our revenues in 2019 and 2018 from the New York City market. Published reports and data indicate that the New York metropolitan area was impacted more than any other area in the United States by the COVID-19 pandemic. Various governmental agencies in the New York metropolitan area and other markets where we operate and where our real estate investments are located instituted, and may institute again in the future, quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that can operate. For example, our agents were restricted from performing personal showings of properties or conducting open houses in most of our markets from March 2020 to June 2020. As a result of such measures, volumes of residential property sales transactions in New York City declined significantly in 2020, and the aggregate sales commissions we earned on sales transactions in the New York City area correspondingly declined. Although the suburban New York markets have improved and, recently, we have seen significant improvement in the New York City market, these measures have had, and if such measures are imposed again in the future, may have, a significant effect on our financial condition and results of operations, notwithstanding the mitigating actions we initiated (including employee-related and other expense-reduction measures) and expect to continue during and immediately following this pandemic.

Our real estate brokerage offices generate revenue in the form of commissions and service fees. Accordingly, our financial results depend upon the operational and financial success of our brokerage offices and our agents. In response to the COVID-19 pandemic, we made significant operating adjustments in our real estate brokerage business, including staff reductions, which could negatively impact the financial success of our brokerage business in the future. Although certain of these measures have been reversed, these actions may have adversely affected employee morale, our culture, our ability to attract and retain employees and the success of our brokerage business.

The COVID-19 pandemic could continue to have a material impact on our business; the likelihood and magnitude of a material impact increases with the amount of time the virus impacts activity levels in locations in which we operate. Therefore, the ultimate impact of the COVID-19 pandemic on our future financial condition cannot be predicted.

Infringement, misappropriation or dilution of the Douglas Elliman intellectual property could harm our business.

We regard the Douglas Elliman trademark portfolio as having significant value and as being an important factor in the marketing of our brand. We believe that this and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, as well as copyright, trademark, and other laws, to protect our intellectual property from infringement, misappropriation or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the U.S. and foreign jurisdictions. Although we monitor our trademark portfolio both internally and through external search agents and impose an obligation on agents to notify us upon learning of potential infringement, there can be no assurance that we will be able to adequately maintain, enforce and protect our trademarks or other intellectual property rights.

We are not aware of any challenges to our right to use any of our brand names or trademarks. We are commonly involved in numerous proceedings, generally on a small scale, to enforce our intellectual property and protect our brand. Unauthorized uses or other infringement of our trademarks or service marks, including ones that are currently unknown to us, could diminish the value of our brand and may adversely affect our business. Failure to adequately protect our intellectual property rights could damage our brand and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trademarks and other intellectual property, our competitors may misappropriate our intellectual property. Defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management.

Moreover, unauthorized third parties may use the Douglas Elliman intellectual property to trade on the goodwill of our brand, resulting in consumer confusion or dilution. Any reduction of our brand’s goodwill, consumer confusion, or dilution is likely to impact sales.

We rely on licenses to use the intellectual property rights of third parties which are incorporated into our products and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings.

We rely on products, technologies and intellectual property that we license from third parties for use in our services. We cannot assure that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products and technologies that include or incorporate the licensed intellectual property.

We cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our services containing that technology could be severely limited and our business could be disrupted or otherwise harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings.

We rely on traffic to our websites, including our flagship website, elliman.com, directed from search engines. If these websites fail to rank prominently in unpaid search results, traffic to these websites could decline and our business would be adversely affected.

Our success depends in part on our ability to attract users through unpaid Internet search results on search engines. The number of users we attract to our websites, including our flagship website elliman.com, from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or the services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites could adversely affect our real estate brokerage business and results of operations. Further, a failure of our websites or website-based technology, either due to malfunction, outside intrusion through hacking or otherwise, could significantly disrupt our business and lead to reduced revenue and reputational damage as we may not be able to effectively scale and adapt our existing technology and network infrastructure to ensure our platforms are accessible.

Cybersecurity incidents could disrupt our business operations or could result in the loss of critical and confidential information, which may adversely impact our reputation and harm our business.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts that gain unauthorized access to information technology systems, both internally and externally, to sophisticated and targeted measures, known as advanced persistent threats, directed at us and our affiliated agents. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our customers. Additionally, we increasingly rely on third-party providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. We and our third-party service providers have experienced, and expect to continue to experience, these types of internal and external threats and incidents, which can result, and have resulted, in the misappropriation and unavailability of critical data and confidential or proprietary information (our own and that of third parties, including personally identifiable information) and the disruption of business operations. For example, in April 2021, we determined that an unauthorized party gained access to Douglas Elliman Property Management’s IT network, temporarily disrupted business operations and obtained certain files that contained personal information pertaining to owners and others in buildings managed by and employees of Douglas Elliman Property Management. Douglas Elliman Property Management took steps to secure its systems, contacted law enforcement, conducted an investigation and enhanced its security protocols to help prevent a similar incident from occurring in the future. Depending on their nature and scope, these incidents could potentially also result in the destruction or corruption of such data and information. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations. Developments in the laws and regulations governing the handling and transmission of personal identifying information in the United States may require us to devote more resources to protecting such information.

Some of our products and services contain open source software, which may pose particular risks to our proprietary software, products, and services.

We use open source software in our products and services and anticipate using open source software in the future. Some open source software licenses require those who distribute open source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open source licenses to which our business is subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties alleging ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. The use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage.

We may fail to successfully complete or integrate acquisitions and joint ventures into our existing operations, or to complete or effectively manage divestitures.

We regularly review and evaluate potential acquisitions, joint ventures, divestitures, and other strategic transactions. Potential issues associated with these activities could include, among other things: our ability to complete or effectively manage such transactions on terms commercially favorable to us or at all; our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all; and diversion of management’s attention from day-to-day operations. In addition, the success of any future acquisition strategy we may pursue will depend upon our ability to fund such acquisitions given our total outstanding indebtedness, find suitable acquisition candidates on favorable terms and for target companies to find our acquisition proposals more favorable than those made by other competitors. We may not be able to complete or integrate an acquisition or joint venture into our existing operations (including our internal controls and compliance environment), or complete, manage or realize cost savings from a divestiture.

Risks Associated with our PropTech Investments

There are risks inherent in PropTech Investments.

Our PropTech investments involve a high degree of risk. In general, financial and operating risks confronting portfolio companies can be significant. While targeted returns should reflect the perceived level of risk in any investment, there can be no assurance that New Valley Ventures will be adequately compensated for risks taken, and the loss of its entire investment is possible. The investments may be difficult to value, and the timing of any profit realization is highly uncertain. Losses are likely to occur.
Early-stage and development-stage companies often experience unexpected problems in the areas of product development, manufacturing, marketing, financing and general management, which, in some cases, cannot be adequately solved. In addition, such companies may require substantial amounts of financing which may not be available through institutional private placements or the public markets. The percentage of companies that survive and prosper can be small.

Investments in more mature companies in the expansion or profitable stage also involves substantial risks. Such companies typically have obtained capital in the form of debt and/or equity to expand rapidly, reorganize operations, acquire other businesses, or develop new products and markets. These activities by definition involve a significant amount of change in a company and could give rise to significant problems in sales, manufacturing, and general management of these activities.

We may engage in business activities that could result in us holding investment interests in a number of entities which could subject us to regulation under the Investment Company Act of 1940.

Although we are subject to regulation under the Securities Act and the Exchange Act, we believe we are not subject to regulation under the Investment Company Act of 1940 (the “Investment Company Act”) insofar as we are not engaged in the business of investing or trading in securities within the definitions and parameters which would make us subject to the Investment Company Act, or holding unconsolidated minority interests in multiple companies and cash that might fall within the “holding company” definitions under the Investment Company Act. We maintain controls and procedures designed to ensure that we will not be subject to regulation under the Investment Company Act. In the event we engage in business activities that result in us holding minority interests in a number of nonconsolidated entities with significant value, we might become subject to regulation under the Investment Company Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. Additionally, the Investment Company Act requires that a number of structural safeguards, such as an independent board of directors and a separate investment adviser whose contract must be approved by a majority of our stockholders, be put in place within such companies. The Investment Company Act also imposes significant disclosure and reporting requirements beyond those found in the Securities Act and the Exchange Act. Likewise, the Investment Company Act contains its own anti-fraud provisions and private remedies, and it strictly limits investments made by one investment company in another to prevent pyramiding of investment companies, leading to consolidated investment companies acting in the interest of other investment companies rather than in the interest of securities holders. Regulation of Douglas Elliman as an investment company would significantly impair our business plan and operations.

Risks Relating to Our Structure and Other Business Risks

Our quarterly results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict.

Our results of operations have fluctuated in the past and are likely to fluctuate significantly from quarter-to-quarter and year-to-year in the future for a variety of reasons, many of which are outside of our control and difficult to predict. As a result, you should not rely upon our historical results of operations as indicators of future performance. Numerous factors can influence our results of operations, including:
• our ability to attract and retain agents;
• our ability to develop new solutions and offer new services on our platform;
• changes in interest rates or mortgage underwriting standards;
• the actions of our competitors;
• costs and expenses related to the strategic acquisitions and partnerships;
• increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;
• changes in the legislative or regulatory environment, including with respect to real estate commission rates and disclosures;
• system failures or outages, or actual or perceived breaches of security or privacy, and the costs associated with preventing, responding to, or remediating any such outages or breaches;
• adverse judgments, settlements, or other litigation-related costs and the fees associated with investigating and defending claims;
• the overall tax rate for our business and the impact of any changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;
• the application of new or changing financial accounting standards or practices; and
• changes in regional or national business or macroeconomic conditions, including as a result of the COVID-19 pandemic, which may impact the other factors described above.

In addition, our results of operations are tied to certain key business metrics and non-GAAP financial measures that have fluctuated in the past and are likely to fluctuate in the future. As a result of such variability, our historical performance, including from recent quarters or years, may not be a meaningful indicator of future performance and period-to-period comparisons also may not be meaningful.

We are a holding company and depend on cash payments from our subsidiaries in order to pay dividends on our common stock.

We are a holding company and have no operations of our own. We hold our interests in our business through our wholly-owned subsidiaries. In addition to our own cash resources, our ability to pay dividends on our common stock depends on the ability of our subsidiaries to make cash available to us. Our receipt of cash payments, as dividends or otherwise, from our subsidiaries is an important source of our liquidity and capital resources. If we do not have sufficient cash resources of our own and do not receive payments from our subsidiaries in an amount sufficient to repay our debts and to pay dividends on our common stock, we must obtain additional funds from other sources. There is a risk that we will not be able to obtain additional funds at all or on terms acceptable to us. Our inability to continue to pay dividends on our common stock would significantly harm us and the value of our common stock.

Goodwill and indefinite-lived intangible asset impairment charges may adversely affect our operating results and financial condition.

We have a substantial amount of goodwill and other intangible assets on our balance sheet, primarily comprised of goodwill and trademarks. Goodwill, trademarks and other identifiable intangible assets must be tested for impairment at least annually. The fair value of the goodwill assigned to a reporting unit could decline if projected revenues or cash flows were to be lower in the future due to the effects of the global economy or other causes. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a non-cash charge in our combined consolidated statement of operations.

As of December 31, 2021, we had approximately $32.6 million of goodwill and $74.4 million of trademarks and other intangible assets related to Douglas Elliman. During the first quarter of 2020, we determined that a triggering event occurred related to Douglas Elliman due to a decline in sales and profitability projections for the reporting unit driven by the COVID-19 pandemic and related economic disruption. We utilized third-party valuation specialists to prepare a quantitative assessment of goodwill and trademark intangible assets related to Douglas Elliman. The quantitative assessments resulted in impairment charges to goodwill of $46.3 million and to the trademark intangible asset of $12.0 million. Changes in our future outlook of the Douglas Elliman Realty, LLC reporting unit could result in an impairment loss.

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. The criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. We may fail to satisfy the expectations of investors, employees and other stakeholders or execute our initiatives as planned.

We are periodically subject to claims, lawsuits, government investigations and other proceedings.

We may be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving labor and employment, anti- discrimination, commercial disputes, competition, professional liability and consumer complaints, intellectual property disputes, compliance with regulatory requirements, antitrust and anti-competition claims, securities laws and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings as our business grows and as we deploy new offerings, including proceedings related to our acquisitions, securities issuances or business practices.

The results of any such claims, lawsuits, arbitration proceedings, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us or investigations involving us, whether meritorious or not, could be time-consuming, result in significant defense and compliance costs, be harmful to our reputation, require significant management attention and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other orders requiring a change in our business practices. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors, officers and employees.

Adverse decisions in litigation or regulatory actions against companies unrelated to us could impact our business practices.

Litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate or relocation industry may impact us when the rulings or settlements in those cases cover practices common to the broader industry and which may generate litigation. Examples may include claims associated with Real Estate Settlement Procedures Act (“RESPA”) compliance (including, but not limited to, those related to the broker-to-broker exception, marketing agreements or consumer rebates), broker fiduciary duties, multiple listing service practices, sales agent classification, federal and state fair housing laws, and state laws limiting or prohibiting inducements, cash rebates and gifts to consumers. Similarly, we may be impacted by litigation and other claims against companies in other industries. To the extent plaintiffs are successful in these types of litigation matters, and we cannot distinguish our or their practices (or our industry’s practices), we could face significant liability and could be required to modify certain business relationships.

Some of our potential losses may not be covered by insurance. We may not be able to obtain or maintain adequate insurance coverage.

We maintain insurance to cover costs and losses from certain risk exposures in the ordinary course of our operations, but our insurance does not cover all of the costs and losses from all events. We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage limits by a material amount. We may also incur costs or suffer losses arising from events against which we have no insurance coverage. In addition, large-scale market trends or the occurrence of adverse events in our business may raise our cost of procuring insurance or limit the amount or type of insurance we are able to secure. We may not be able to maintain our current coverage, or obtain new coverage in the future, on commercially reasonable terms or at all.

Our fraud detection processes and information security systems may not successfully detect all fraudulent activity by third parties aimed at our employees or agents.

We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions. Although we have sophisticated fraud detection processes and have taken other measures to continuously improve controls to identify fraudulent activity, we may not be able to detect and prevent all such activity. Persistent or pervasive fraudulent activity may cause agents or clients to lose trust in us and decrease or terminate their usage of our platform.

We may fail to maintain effective internal control over our financial reporting.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting, the implementation of which requires significant management attention. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. These limitations include, among others, the possibility of human error, inadequacy or circumvention of controls and fraud. If we do not maintain effective internal control over financial reporting or design and implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, including in connection with controls executed for us by third parties, we might fail to timely detect any misappropriation of corporate assets or inappropriate allocation or use of funds and could be unable to file accurate financial reports on a timely basis.

Changes in accounting standards, subjective assumptions and estimates used by management related to complex accounting matters could have an adverse effect on our reported results.

Generally accepted accounting principles in the United States of America, or GAAP, and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as revenue recognition, lease accounting, stock-based compensation, asset impairments, valuation reserves, income taxes and the fair value and associated useful lives of acquired long-lived assets, intangible assets and goodwill, are highly complex and involve many subjective assumptions, estimates and judgments made by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments made by management could significantly change our reported results.

Risks Relating to the Spin-off

Following the Spin-off, we are materially dependent on Vector Group’s performance under various agreements.

We entered into various agreements with Vector Group related to the Spin-off, including a Distribution Agreement, a Tax Disaffiliation Agreement, a Transition Services Agreement, an Employee Matters Agreement and Aviation Agreements.

These agreements included the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the Spin-off. In connection with the Spin-off, we provided Vector Group with indemnities with respect to liabilities arising out of our business, and Vector Group provided us with indemnities with respect to liabilities arising out of the business retained by Vector Group.

Vector Group provides Douglas Elliman with certain business services that were performed by Vector Group prior to the Spin-off, such as information technology, accounts payable, payroll, tax, certain legal and accounting functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions. These services include the collection and storage of certain personal information regarding employees and/or customers as well as information regarding Douglas Elliman, Vector Group and our counter-parties. We pay Vector Group $350,000 per month for these services as well as office space and secretarial and administrative services provided to members of our management team.

Douglas Elliman and Vector Group each rely on the other to perform its obligations under all of these agreements. If Vector Group were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, or these agreements otherwise terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses.

The Spin-off could result in significant tax liability.

Vector Group obtained an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, and subject to the assumptions and limitations described therein, the distribution by Vector Group of our common stock to the holders of Vector Group common stock will qualify as a tax-free distribution under the Internal Revenue Code of 1986, as amended. Accordingly, for U.S. federal income tax purposes, the Spin-off, excluding the distribution of our common stock with respect to Vector Group stock option awards and restricted stock awards (the “Distribution”), together with certain related transactions is not expected to result in the recognition of gain to Vector Group with respect to the distribution of our common stock to the Vector Group stockholders in respect of such Vector Group common stock and, except to the extent a stockholder receives cash in lieu of fractional shares of our common stock, no income, gain or loss will be recognized by, and no amount will be included in the income of such holder upon the receipt of shares of our common stock pursuant to the Distribution. The opinion will not be binding on the Internal Revenue Service or the courts and there can be no assurance that the IRS will not challenge the validity of the Distribution and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail. Certain transactions related to the Spin-off that are not addressed by the opinion could result in the recognition of income or gain by Vector Group.

The opinion of Sullivan & Cromwell was based on, among other things, certain assumptions as well as on the continuing accuracy of certain factual representations and statements that we and Vector Group made to Sullivan & Cromwell. In rendering its opinion, Sullivan & Cromwell also relied on certain covenants that we and Vector Group entered into, including the adherence by us and by Vector Group to certain restrictions on future actions contained in the Tax Disaffiliation Agreement. If any of the representations or statements that we or Vector Group made are or become inaccurate or incomplete, or if we or Vector Group breach any of such covenants, the Distribution and such related transactions might not qualify for such tax treatment."See in our Registration Statement on Form S-1, initially filed on December 7, 2021, “The Distribution — Material U.S. Federal Income Tax Consequences of the Distribution.”

The opinion and above discussed consequences do not apply to the distribution of our common stock with respect to Vector Group stock option awards and restricted stock awards.

The distribution of our common stock in respect of Vector Group common stock underlying Vector Group stock option awards and restricted stock awards is expected to be taxable to both Vector Group and holders of such Vector Group stock option awards and restricted stock awards. In connection with the employee portion of such tax obligations, the distribution of shares of our common stock that would otherwise be made in respect of shares of Vector Group common stock underlying Vector Group stock option awards and restricted stock awards will be reduced by a percentage equal to the highest blended estimated Federal and state marginal tax rate applicable to such employee, and Vector Group will make a cash payment equal to the dollar value of the shares of our common stock that were not distributed to such employee to the applicable governmental entity in satisfaction of such employee’s tax obligations.

If the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes for any reason, including as a result of a breach of a representation or covenant, then, in general,Vector Group would recognize a substantial gain for U.S. federal income tax purposes. In addition, the receipt by Vector Group stockholders of common stock of ours would be a taxable distribution, and each U.S. holder that receives our common stock in the Distribution would be treated as if the U.S. holder had received a distribution equal to the fair market value of our common stock that was distributed to it, which generally would be treated first as a taxable dividend to the extent of such holder’s pro rata share of Vector Group’s earnings and profits, then as a non-taxable return of capital to the extent of the holder’s tax basis in its Vector Group common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to Vector Group stockholders and Vector Group would be substantial. See our Registration Statement on Form S-1, initially filed on December 7, 2021, “The Distribution— Material U.S. Federal Income Tax Consequences of the Distribution.”

We may have a significant indemnity obligation to Vector Group if the Spin-off is treated as a taxable transaction.

We entered into a Tax Disaffiliation Agreement with Vector Group, which sets out each party’s rights and obligations with respect to federal, state, local or foreign taxes for periods before and after the Distribution and related matters such as the filing of tax returns and the conduct of IRS and other audits. Pursuant to the Tax Disaffiliation Agreement, we are required to indemnify Vector Group for its losses and taxes resulting from the breach of certain covenants and for certain taxable gain recognized by Vector Group, including as a result of certain acquisitions of our stock or assets. If we are required to indemnify Vector Group under the circumstances set forth in the Tax Disaffiliation Agreement, we may be subject to substantial liabilities.

The tax rules applicable to the Distribution may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the Spin-off.

The U.S. federal income tax laws that apply to transactions like the Distribution generally create a presumption that the Distribution would be taxable to Vector Group (but not to Vector Group stockholders) if we engage in, or enter into an agreement to engage in, an acquisition of all or a significant portion of our common stock beginning two years before the Distribution date, unless it is established that the transaction is not pursuant to a plan or series or transactions related to the Distribution. U.S. Treasury regulations currently in effect generally provide that whether an acquisition transaction and a distribution are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the Treasury regulations. In addition, these Treasury regulations provide several “safe harbors” for acquisition transactions that are not considered to be part of a plan that includes a distribution.

Pursuant to the Tax Disaffiliation Agreement, we have allocated, between Vector Group and ourselves, responsibility for U.S. federal as well as state and local income and other taxes relating to taxable periods before and after the Distribution and provided for computing and apportioning tax liabilities and tax benefits between the parties. In the Tax Disaffiliation Agreement, we agreed that, among other things, we may not take, or fail to take, any action following the Distribution if such action or failure to act would be inconsistent with or prohibit the Distribution and certain related transactions from qualifying as a tax-free reorganization under Sections 368(a)(1)(D) and 355 and related provisions of the Code to Vector Group and Vector Group stockholders (except with respect to the receipt of cash in lieu of fractional shares of Vector Group stock).

To preserve the tax-free treatment of the Distribution to Vector Group and its stockholders, under the Tax Disaffiliation Agreement with Vector Group, for the two-year period following the Distribution, we will be subject to restrictions with respect to:
•entering into any transaction pursuant to which 35% or more of our shares or 50% or more of our assets would be acquired, whether by merger or otherwise, unless certain tests are met;
•issuing equity securities, if any such issuances would, in the aggregate, constitute 35% or more of the voting power or value of our capital stock;
•certain repurchases of our common shares;
•ceasing to actively conduct our business;

•selling or otherwise disposing of assets outside the ordinary course of business or materially changing the manner of operating our business;
•amendments to our organizational documents (i) affecting the relative voting rights of our stock or (ii) converting one class of our stock to another;
•liquidating or partially liquidating; and
•taking any other action that prevents the Distribution and certain related transactions from being tax-free.

These restrictions may limit our ability during such period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets. We also agreed to indemnify Vector Group for certain tax liabilities resulting from any such transactions. Further, our stockholders may consider these covenants and indemnity obligations unfavorable as they might discourage, delay or prevent a change of control. For more information, see our Registration Statement on Form S-1 initially filed on December 7, 2021 and the sections entitled “The Distribution — Material U.S. Federal Income Tax Consequences of the Distribution” and “Certain Relationships and Related Party Transactions — Relationship Between Vector Group and Us After the Distribution — Tax Disaffiliation Agreement.”

We do not have an operating history as a stand-alone public company.

Prior to the Spin-off, our operations were a part of Vector Group and Vector Group provided us with various financial, operational and managerial resources for conducting our business. Following the Spin-off, we will maintain our own credit and banking relationships and perform certain of our own financial and operational functions. We cannot assure you that we will be able to successfully put in place the financial, operational and managerial resources necessary to operate as a public company or that we will be able to be profitable doing so.

Our historical financial results may not be representative of our results as a separate, stand-alone company.

Some of the historical financial information we have included in this Annual Report on Form 10-K has been derived from the combined consolidated financial statements and accounting records of Vector Group and does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone company during the periods presented. Although Vector Group did account for our business as a part of a separate business segment, we were not operated as a separate, stand-alone company for the historical periods presented. The historical costs and expenses reflected in our combined consolidated financial statements include an allocation for certain corporate functions historically provided by Vector Group, including general corporate expenses and employee benefits and incentives. These allocations were based on what we and Vector Group considered to be reasonable reflections of the historical utilization levels of these services required in support of our business. The historical information does not necessarily indicate what our results of operations, financial position, cash flows or costs and expenses will be in the future. Therefore, there can be no assurances that this historical information will appropriately reflect our financial position or results of operations as a separate, stand-alone company.

We may incur material costs and expenses as a result of our separation from Vector Group.

We may incur costs and expenses greater than those we incurred before the Spin-off. These increased costs and expenses may arise from various factors, including financial reporting and costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”)). In addition, we expect to either maintain similar or have increased corporate and administrative costs and expenses to those we incurred while part of Vector Group, even though following the Spin-off we are be a smaller, stand-alone company. We cannot assure you that these costs will not be material to our business.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we will be required to document and test our internal control procedures, our management will be required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors will be required to issue an opinion on our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.

We will share certain key directors and officers with Vector Group, which means those officers will not devote their full time and attention to our affairs and the overlap may give rise to conflicts.

Following the Spin-off, there is an overlap between certain key directors and officers of ours and of Vector Group. Howard M. Lorber serves as our President and Chief Executive Officer and of Vector Group. Richard J. Lampen serves as our Chief Operating Officer and of Vector Group, J. Bryant Kirkland III serves as our Chief Financial Officer and Treasurer and of Vector Group, Marc N. Bell serves as our General Counsel and Secretary and of Vector Group, and J. David Ballard serves as our Senior Vice President, Enterprise Efficiency and Chief Technology Officer and of Vector Group. As a result, not all of our executive officers devote their full time and attention to our affairs. In addition, three members of our Board, Messrs. Lorber, Lampen and White, are also directors of Vector Group. These overlap persons may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there will be the potential for a conflict of interest when we on the one hand, and Vector Group and its respective subsidiaries and successors on the other hand, are party to commercial transactions concerning the same or adjacent real property investments. In addition, after the Spin-off, certain of our directors and officers continue to own stock and/or stock options or other equity awards of Vector Group. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and Vector Group. Concurrently, we depend on the efforts of these and other of our executive officers and other key personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.

Our overlapping directors and officers with Vector Group may result in the diversion of corporate opportunities to Vector Group, and other conflicts and provisions in our amended and restated certificate of incorporation may provide us no remedy in that circumstance.

Our amended and restated certificate of incorporation acknowledges that directors and officers of ours may also be serving as directors, officers, employees or agents of Vector Group or any subsidiary thereof, and that we may engage in material business transactions with Vector Group. We renounced our rights to certain business opportunities and our amended and restated certificate of incorporation provides that no overlap person will be liable to us or our stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity (other than certain limited types of opportunities set forth in our amended and restated certificate of incorporation) to Vector Group or any subsidiary thereof instead of us, or does not refer or communicate information regarding such corporate opportunities to us. These provisions in our amended and restated certificate of incorporation also expressly validate certain contracts, agreements, arrangements and transactions (and amendments, modifications or terminations thereof) between us and Vector Group and, to the fullest extent permitted by law, provide that the actions of the overlap persons in connection therewith are not breaches of fiduciary duties owed to us, any of its subsidiaries or their respective stockholders.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
Our principal executive offices are located in Miami, Florida.
Douglas Elliman leases 116 offices throughout New York, Connecticut, Florida, California, Colorado, Massachusetts, New Jersey, Texas and Michigan. Leases expire at various times between 2022 and 2033. As of December 31, 2021, the properties leased by Douglas Elliman are as follows:

Type	Number of Offices	Location	Owned or Leased	Approximate Total Square Footage

Offices	26	New York City, NY	Leased	255,000
Offices	37	Long Island, NY	Leased	121,000
Offices	21	Florida	Leased	52,000
Offices	4	Westchester County, NY	Leased	7,000
Offices	14	California	Leased	81,000
Offices	14	Other	Leased	34,400

ITEM 3.LEGAL PROCEEDINGS
Reference is made to Note 13 to our combined consolidated financial statements included elsewhere in this report which is incorporated by reference and contains a general description of certain legal proceedings to which we, or our subsidiaries are a party and certain related matters.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “DOUG” since December 30, 2021. At March 14, 2022, there were approximately 1,144 holders of record of our common stock.

Unregistered Sales of Equity Securities and Use of Proceeds
Other than shares issued to Vector Group and its subsidiaries in connection with the Spin-off, no securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2021.
Issuer Purchase of Equity Securities
No securities of ours were repurchased by us during the three months ended December 31, 2021.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 31, 2022. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	73	Chairman, President and Chief Executive Officer	2021
Richard J. Lampen	68	Executive Vice President and Chief Operating Officer	2021
J. Bryant Kirkland III	56	Senior Vice President, Chief Financial Officer and Treasurer	2021
Marc N. Bell	61	Senior Vice President, General Counsel and Secretary	2021
J. David Ballard	54	Senior Vice President, Enterprise Efficiency and Chief Technology Officer	2021
Scott J. Durkin	59	President and Chief Executive Officer, Douglas Elliman Realty, LLC	2021
Karen J. Chesleigh	55	Vice President of Human Resources	2021
Stephen T. Larkin	52	Vice President of Communications	2021
Daniel A. Sachar	46	Vice President Innovation and Managing Director of New Valley Ventures LLC	2021
Howard M. Lorber is our Chairman, President and Chief Executive Officer and is Executive Chairman of Douglas Elliman Realty, LLC. He has served as President and Chief Executive Officer of Vector Group since January 2006, and, as a director of Vector Group since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley Corporation, where he also served as a director. New Valley was merged into Vector Group in December 2005. Mr. Lorber has served as Chairman of the Board of Directors of Nathan’s Famous, Inc. (NASDAQ: NATH), a chain of fast food restaurants, since 1987 and Chief Executive Officer from November 1993 to December 2006; and a director of Clipper Realty, Inc. (NYSE: CLPR) a real estate investment trust, since July 2015. Mr. Lorber was a member of the Board of Directors of Morgans Hotel Group Co. from March 2015 until November 2016, and Chairman from May 2015 to November 2016 and was Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman from July 2006 to February 2020. He is also a trustee of Long Island University.
Richard J. Lampen is our Executive Vice President and Chief Operating Officer. He was appointed as a director of Vector Group as well as its Chief Operating Officer on January 14, 2021 and has served as Vector Group’s Executive Vice President since 1995. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley, where he also served as a director. From September 2006 to February 2020, he served as President and Chief Executive Officer as well as a director of Ladenburg Thalmann Financial Services. Mr. Lampen also served as Chairman of Ladenburg Thalmann Financial Services from September 2018 to February 2020. From October 2008 to October 2019, Mr. Lampen served as President and Chief Executive Officer as well as a director of Castle Brands Inc.
J. Bryant Kirkland III is our Senior Vice President, Chief Financial Officer and Treasurer. He has served as Chief Financial Officer and Treasurer of Vector Group since April 2006 and as Vector Group’s Senior Vice President since May 2016. Mr. Kirkland served as a Vice President of Vector Group from January 2001 to April 2016 and served as New Valley’s Vice President and Chief Financial Officer from January 1998 to December 2005. He has served since July 1992 in various financial capacities with us, Vector Group, Liggett and New Valley. Mr. Kirkland has served as Chairman of the Board of Directors, President and Chief Executive Officer of Multi Soft II, Inc. and Multi Solutions II, Inc. since July 2012.
Marc N. Bell is our Senior Vice President, General Counsel and Secretary. He has served as Vector Group’s General Counsel and Secretary since May 1994 and Vector Group’s Senior Vice President since May 2016. Mr. Bell served as a Vice President of Vector Group from January 1998 to April 2016. From November 1994 to December 2005, Mr. Bell served as Associate General Counsel and Secretary of New Valley and from February 1998 to December 2005, as a Vice President of New Valley. Mr. Bell previously served as Liggett’s General Counsel and currently serves as an officer, director or manager for many of Vector Group’s or New Valley’s subsidiaries.
J. David Ballard is our Senior Vice President, Enterprise Efficiency and Chief Technology Officer. He has been Vector Group’s Senior Vice President, Enterprise Efficiency and Chief Technology Officer since July 2020 and, from February 2020 to July 2020, served as a consultant to Vector Group. Prior to joining Vector Group, Mr. Ballard served as Senior Vice President, Enterprise Services of Ladenburg Thalmann Financial Services Inc. from April 2019 to February 2020. Prior to joining Ladenburg, he served as President and Chief Operating Officer for Docupace Technologies, a leading digital operations technology provider in the wealth management space from March 2018 to April 2019. Mr. Ballard was Executive Vice President and Chief Operating Officer at Cetera Financial Group from April 2015 to March 2018. Prior to his role at Cetera, Mr. Ballard spent more than two decades working in executive and management positions at several firms in the independent financial advisory and asset management industries, including AIG Advisor Group, SunAmerica Mutual Funds and AIG Retirement Services.
Scott J. Durkin has served as President of Douglas Elliman since December 2017 and was named as Chief Executive Officer of Douglas Elliman Realty, LLC in August 2021, after serving as Chief Operating Officer since October 2016. His expertise in Douglas Elliman’s markets spans the past three decades. He served as Executive Vice President of Douglas Elliman from January 2016 to October 2016. Prior to 2016, Mr. Durkin enjoyed a 26-year tenure at The Corcoran Group.
Karen J. Chesleigh serves as Vice President of Human Resources and continues to serve as Senior Vice President of Human resources of our subsidiary, Douglas Elliman, LLC. For more than two decades, Ms. Chesleigh has been employed in human resources positions at leading New York residential real estate brokerage firms and she provides extensive human capital experience to our employees and affiliated agents. She has been employed and has served as Senior Vice President of Human Resources of Douglas Elliman, LLC since December 2004 and previously served in various management positions at The Corcoran Group from 1998 to 2004.
Stephen T. Larkin serves as Vice President of Communications. With nearly two decades of experience in the real estate industry, Mr. Larkin is known as a trusted media source for trends in luxury living and market information and analysis. He has served as Executive Vice President and Chief Communications Officer of Douglas Elliman since September 2020, after serving as Vice President of Public Relations from December 2016 to September 2020. Prior to beginning his tenure at Douglas Elliman, Mr. Larkin served as a Director of Relevance International, an international public relations firm, from February 2015 to December 2016. Mr. Larkin previously served as a principal of Larkin Public Relations from October 2005 to February 2013 and a Vice President of The Corcoran Group from August 2003 to October 2005. Mr. Larkin graduated from Wheaton College in Massachusetts and received a Master of Science from the Columbia University Graduate School of Journalism.
Daniel A. Sachar serves as Vice President Innovation and Managing Director of New Valley Ventures. He joined Vector Group in September 2020 as Vice President Innovation after serving as Vice President of Enterprise Innovation at Ladenburg Thalmann Financial Services Inc. from January 2018 to February 2020, after serving as a full-time consultant to Ladenburg Thalmann since October 2015. Mr. Sachar led Ladenburg’s innovation platform, created a new division called the “Innovation Lab” and launched an industry-leading initiative to modernize and grow the nationwide network of independent financial advisors, until February 2020. Prior to joining Ladenburg, he spent seven years in management consulting at a New York-based firm focused on innovation and growth, helping publicly-traded companies launch new businesses. Mr. Sachar received a Bachelor of Arts degree from Swarthmore College and an MBA from Columbia Business School.

ITEM 6.Reserved

Reserved.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts included herein are presented in thousands, except as otherwise noted)
The following discussion should be read in conjunction with the combined consolidated financial statements and corresponding notes, elsewhere in this Form 10-K. Any forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Any forward-looking statements are subject to a number of important factors, including those factors discussed under “Risk Factors” and “Special Note on Forward-Looking Statements,” that could cause our actual results to differ materially from those indicated in such forward-looking statements.

Overview

Douglas Elliman Inc. is a holding company and is engaged principally in two business segments:

Real Estate Brokerage: the residential real estate brokerage services through our subsidiary Douglas Elliman Realty, which operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey and Texas.

Corporate and other: the operations of our holding company as well as our investment business that invests in select PropTech opportunities through our New Valley Ventures subsidiary.

See Item 1. “Business” for detailed overview and description of our principal operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from our management’s perspective. Our MD&A is organized as follows:

COVID-19 Pandemic and Current Business and Industry Trends. This section discusses the effects of the COVID-19 pandemic on our business and the steps we have taken to address such effects, including current business and industry trends.

Spin-off and Basis of Presentation. This section provides a general description of the spin-off, which occurred on December 29, 2021 and separated our business of Vector Group.

Business Overview. This section provides a general description of our business, as well as other matters that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

Critical Accounting Estimates. This section includes a discussion of accounting estimates considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, our significant accounting estimates, including our critical accounting estimates, are discussed in the notes to our audited combined consolidated annual financial statements included elsewhere in this Form 10-K.

Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2021 and 2020. Certain discussions of the changes in our results of operations and liquidity and capital resources from the year ended December 31, 2020 as compared to the year ended December 31, 2019 have been omitted from this Form 10-K, but may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Registration Statement on Form S-1, initially filed with the Securities and Exchange Commission on December 7, 2021.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the years ended December 31, 2021 and 2020, as well as certain contractual obligations and off-balance sheet arrangements that existed at December 31, 2021.

COVID-19 Pandemic and Current Business and Industry Trends

The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. economy even as COVID-19 vaccines have been and continue to be administered. Many uncertainties continue to surround the pandemic, including risks associated with the timing and extent of vaccine administration and the impact of COVID-19 variants, the duration of the pandemic and the length of immunity. The following provides a summary of our actions since COVID-19 was declared a pandemic in March 2020.

We are one of the largest residential real estate brokers in the New York City market and approximately 46% of our brokerage revenues were derived from the New York City market in 2018 and 2019. Published reports and data indicate that the New York metropolitan area was initially impacted more than any other area in the United States. Consequently, various governmental agencies in the New York metropolitan area and in other markets where we operate instituted quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that could operate. These restrictions adversely impacted our ability to conduct business during the year ended December 31, 2020 and, in particular from March 2020 to October 2020. For example, our agents were restricted from performing in-person showings of properties or conducting open houses in most of our markets from March 2020 to June 2020. We experienced a severe decline in closed sales volume in New York City from March 2020 to October 2020. As a result of the impact of the COVID-19 pandemic on the New York City market, and combined with the increased demand for existing homes in other areas of the U.S., the percentage of our brokerage revenues from the New York City market declined from approximately 46% in 2019 to approximately 34% for the year ended December 31, 2021.

Beginning in April 2020, as a response to the impact of the COVID-19 pandemic, we made significant operating adjustments, including a reduction of brokerage personnel of approximately 25% and reductions of other administrative expenses, as well as a reduction, deferral or elimination of certain office lease expenses. As markets have reopened and our revenues have significantly increased, our expenses have increased in 2021 from the comparable 2020 periods. These increases were primarily the result of increased personnel expenses (associated with both discretionary compensation as well as the reinstatement of salary levels) and advertising expenses (associated with increased listing volume) in 2021.

A strong recovery in markets complementary to New York City, including Long Island, Westchester County, the Hamptons, Connecticut, Palm Beach, Miami, Los Angeles, and Aspen began late in the second quarter of 2020, following a period of sharp decline in existing home transactions that began in the final weeks of the first quarter of 2020 due to the COVID-19 crisis. In 2021, we experienced a recovery in New York City as well.

During the year ended December 31, 2021, we believe sustained high levels of demand in the markets in which we operate have been supported by beneficial consumer trends such as relaxation of social distancing measures and office re-openings coupled with further adoption of remote work trends, which we believe enhance consumers’ propensity to relocate to attractive tax and weather destinations, coupled with a favorable mortgage rate environment. In addition, continued high demand and low housing inventory levels in the markets in which we operate have driven increased average existing home prices throughout such markets in 2021. We anticipate that our markets, and in particular, New York City, will continue to improve from 2020 levels with average existing home prices increasing and existing homes transaction growth remaining strong in 2022.

There remain significant uncertainties regarding whether the beneficial consumer trends discussed above, partially offset by low housing inventory levels and rising mortgage interest rates, will be maintained, and whether such trends will continue to have a positive effect on our results of operations, financial position and cash flow, as well as significant uncertainties related to the COVID-19 pandemic, including the impact of COVID-19 variants, the duration of the pandemic and the length of immunity. See “Risk Factors.”

Spin-off and Basis of Presentation

We are a Delaware corporation and were incorporated in 2021 in connection with the separation of Douglas Elliman from Vector Group Ltd. (“Vector Group”), as an independent, publicly-traded company, listed on the New York Stock Exchange (the “Spin-off”). On December 29, 2021, Vector Group completed the Spin-off of the common stock of Douglas Elliman to its stockholders (including Vector Group common stock underlying outstanding stock option awards and restricted stock awards). Each holder of Vector Group common stock received one share of Douglas Elliman’s common stock for every two shares of Vector Group common stock (including Vector Group common stock underlying outstanding stock option awards and restricted stock awards) held of record as of the close of business, New York City time, on December 20, 2021.

Our combined consolidated financial statements (the “combined consolidated financial statements”) were prepared on a stand-alone basis derived from the consolidated financial statements and accounting records of Vector Group. These financial statements reflect the combined historical results of our operations, financial position and cash flows in accordance with GAAP and SEC Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.”

Historically, separate financial statements have not been prepared for Douglas Elliman, and we have not operated as a stand-alone business from Vector Group. The combined consolidated financial statements include certain assets and liabilities that have historically been held by Vector Group or by other Vector Group subsidiaries but are specifically identifiable or otherwise attributable to us. All significant intercompany transactions and balances between Vector Group and us were previously included as components of Vector Group’s net investment in Douglas Elliman in the combined consolidated financial statements, as they were considered effectively settled upon effectiveness of the Spin-off. The combined consolidated financial statements are presented as if our businesses had been combined for all periods presented. The assets and liabilities in the combined consolidated financial statements have been reflected on a historical cost basis, as immediately prior to the Spin-off all of the assets and liabilities presented were wholly owned by Vector Group and were transferred to us at carry-over basis.

The combined consolidated statements of operations include allocations for certain support functions that are provided on a centralized basis and not historically recorded at the business unit level by Vector Group, such as expenses related to executive management, finance, legal, human resources, government affairs, information technology, and venue operations, among others. Certain corporate and operational support functions were charged to Douglas Elliman and were reflected in order to properly burden all business units comprising Vector Group’s historical operations. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a percentage basis using estimates calculated by Vector Group’s management. These expenses were recorded as general and administrative expenses.

Management believes the assumptions underlying the combined consolidated financial statements, including the assumptions regarding allocating general corporate expenses, are reasonable. Nevertheless, the combined consolidated financial statements do not include all of the actual expenses that would have been incurred by us and do not reflect our combined results of operations, financial position and cash flows had we been a stand-alone company during the periods presented. Actual costs that would have been incurred if we had been a stand-alone company will depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We are unable to quantify the amounts that it would have recorded during the historical periods on a stand-alone basis as it is not practicable to do so.
Business Overview

With a leading luxury brand and a comprehensive suite of technology-enabled real estate services and investments, we are well positioned to capitalize on opportunities in the large and growing U.S. residential real estate market. Since the beginning of 2020, U.S. homeowner equity has grown 17.6% to $23.6 trillion. Further, new and existing home sales in the U.S. are forecast to grow to approximately 7.5 million units in 2022, compared to approximately 7.0 million, 6.5 million and 6.0 million units in 2021, 2020 and 2019, respectively, according to the Mortgage Bankers Association — MBA Mortgage Finance Forecast. We believe increased homeowner equity and growth in home sales are benefiting from several factors including low mortgage interest rates (which have risen in 2022), historically low inventory, and increased mobility resulting from COVID-19. This expanding market presents opportunities for significant commission income with national commission rates averaging approximately 5.8% according to HomeLight’s real estate transaction data of thousands of home sales, while our actual commission rates have ranged between 5.27% in 2017 and 4.97% in 2021 due to our sales mix, which consists of higher-priced homes. Despite various “agentless” models such as “iBuying,” approximately 87% of buyers purchased their home through a real estate agent or broker and 90% of sellers were assisted by a real estate agent when selling their home between July 2020 and June 2021, according to the National Association of Realtors (or NAR), highlighting the central role agents continue to play in real estate transactions. Agents are able to generate significant repeat business from clients and referrals, with 68% of home sellers and 75% of home buyers in 2021 choosing to work with an agent they had used in the past or through a referral, according to NAR. Repeat business, as well the ability to provide ancillary services, allows agents to extend their client relationships and generate significant lifetime value.

Since its inception in 1911, Douglas Elliman has challenged the status quo of the real estate industry. We were founded on Douglas L. Elliman’s vision that New Yorkers would shift their preference for traditional homes to favor luxury apartments that were both sold and managed by comprehensive real estate companies. More than a century later, the Douglas Elliman brand is still associated with service, luxury and forward thinking — our markets are primarily international finance and technology hubs that are densely populated and offer housing inventory at premium price points. The average transaction value of a home we sold in the year ended December 31, 2021 was $1.58 million — significantly higher than our principal competitors. Douglas Elliman is one of the largest residential brokerage companies in the New York metropolitan area, which includes New York City, Long Island, Westchester and the Hamptons, and the sixth largest in the U.S. We also offer, including through our subsidiaries and ventures, ancillary services, such as property management, title and escrow.

Today, we are building on our record of innovation. Douglas Elliman is focused on digitizing, integrating and simplifying real estate activities for agents and elevating their clients’ experiences. We are bringing innovative, technology-driven PropTech solutions to Douglas Elliman by adopting new PropTech solutions for agents and their clients and also investing in select PropTech opportunities through New Valley Ventures. Our model is to source and use best-of-breed products and services that we believe will increase our efficiency. In addition to entering into business relationships with PropTech companies, as described further below, we are committed to creating over time a portfolio of PropTech companies that, through our business and investment relationship, have access to our agents and their clients, as well as our know-how and experience, to grow their own businesses, while benefiting our operations. This keeps Douglas Elliman and our agents on the cutting edge of the industry with new solutions and services that can be integrated into our technology foundation, while also remaining asset-light.

Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

We have a track record of generating profitable growth. For the year ended December 31, 2020, despite the unprecedented impact of the COVID-19 pandemic on many of our markets, we had total revenues of $773,987, net loss of $46,372 and Adjusted EBITDA of $22,055. Our management responded to the profound impact of the COVID-19 pandemic by adjusting Douglas Elliman’s expense structure and introducing additional technology to improve the efficiency of our agents. Consequently, as markets reopened and vaccinations for COVID-19 became available, Douglas Elliman’s business rapidly improved and, for the year ended December 31, 2021, our revenues were $1,353,138, representing a 75% increase from the prior year period, our net income was $98,838 and our Adjusted EBITDA was $110,659. We are experiencing strong momentum in many of our markets and we believe we are well positioned to continue capitalizing on the attractive market opportunity. Douglas Elliman’s gross transaction value increased from $29,100,000 for the year ended December 31, 2020 to $51,200,000 for the year ended December 31, 2021. The number of Principal Agents was 5,189 as of December 31, 2021, an increase from 4,996 as of December 31, 2020. During this period of growth, we have maintained stable agent retention. See “Key Business Metrics and Non-GAAP Financial Measures” for information regarding our non-GAAP financial measures and reconciliations to the most comparable GAAP measures.

We believe our comprehensive suite of real estate solutions, our industry-leading brand name, and our talented team of employees and agents set us apart in the industry. We will pursue profitable growth opportunities through the expansion of our footprint, investments in cutting-edge PropTech companies through New Valley Ventures, continued recruitment of best-in-class talent, acquisitions (acqui-hires) and operational efficiencies. We will employ a disciplined capital allocation strategy aimed at generating sustainable long-term value for our stockholders.

Key Business Metrics and Non-GAAP Financial Measures

In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA and Adjusted EBITDA Margin and financial measures for the year ended December 31, 2021 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP

Key Business Metrics

	Year ended December 31,
	2021		2020
Key Business Metrics
Total transactions (absolute)(1)	32,400		22,686
Gross transaction value (in billions)(2)	$51.2		$29.1
Average transaction value per transaction (in thousands)(3)	$1,580.0		$1,281.2
Number of Principal Agents(4)	5,189	(5)	4,996
Annual Retention(6)	94%		89%
Net income(loss) attributed to Douglas Elliman Inc.	$98,838		$(46,372)
Net income (loss) margin	7.30%		(5.99)%
Adjusted EBITDA	$110,659		$22,055
Adjusted EBITDA margin	8.18%		2.85%
_____________________________
(1)We calculate total transactions by taking the sum of all transactions closed in which our agent represented the buyer or seller in the purchase or sale of a home (excluding rental transactions). We include a single transaction twice when one or more of our agents represent both the buyer and seller in any given transaction.
(2)Gross transaction value is the sum of all closing sale prices for homes transacted by our agents (excluding rental transactions). We include the value of a single transaction twice when our agents serve both the home buyer and home seller in the transaction.
(3)Average transaction value per transaction is calculated as gross transaction value divided by total transactions.
(4)The number of Principal Agents is determined as of the last day of the specified period. We use the number of Principal Agents, in combination with our other key business metrics such as total transactions and gross transaction value, as a measure of agent productivity.
(5)Includes the Principal Agents acquired in connection with increased ownership from 1% to 50% in Douglas Elliman Texas in August 2021.

(6)Annual Retention is calculated as the quotient of (x) the prior year revenue generated by agents retained divided by (y) the prior year revenue generated by all agents. We use Annual Retention as a measure of agent stability.

Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP financial measure that represents our net income adjusted for depreciation and amortization, investment income, net, stock-based compensation expense, benefit from income taxes, and other items. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue.

We believe that Non-GAAP Financial Measures are important measures that supplement analysis of our results of operations and enhance an understanding of our operating performance. We believe Non-GAAP Financial Measures provide a useful measure of operating results unaffected by non-recurring items, differences in capital structures and ages of related assets among otherwise comparable companies. Management uses Non-GAAP Financial Measures as measures to review and assess operating performance of our business, and management and investors should review both the overall performance (GAAP net income) and the operating performance (Non-GAAP Financial Measures) of our business. While management considers Non-GAAP Financial Measures to be important, they should be considered in addition to, but not as substitutes for or superior to, other measures of financial performance prepared in accordance with GAAP, such as operating income, and net income. In addition, Non-GAAP Financial Measures are susceptible to varying calculations and our measurement of Non-GAAP Financial Measures may not be comparable to those of other companies.

Reconciliations of these non-GAAP measures have been provided in the table below.

Computation of Adjusted EBITDA

	Year ended December 31,
	2021	2020
Net income(loss) attributed to Douglas Elliman Inc.	$98,838	$(46,372)
Interest income, net	(83)	(190)
Income tax expense (benefit)	2,133	44
Depreciation and amortization	8,561	8,537
Equity in losses (earnings) from equity method investments(a)	278	225
Restructuring(b)	—	3,382
Loss on disposal of assets	—	1,169
Impairments of goodwill and other intangible assets(c)	—	58,252
Change in fair value of contingent liability	1,647	(2,149)
Other,net	(715)	(843)
Adjusted EBITDA(d)	$110,659	$22,055
_____________________________
(a)Represents equity in losses (earnings) recognized from the Company’s investment in an equity method investment that is accounted for under the equity method and is not consolidated in the Company’s financial results.
(b)Represents restructuring related to Douglas Elliman Realty, LLC’s realignment of administrative support functions, office locations and business model.
(c)Represents non-cash intangible asset impairment charges related to the goodwill and trademark of Douglas Elliman Realty, LLC.
(d)“Adjusted EBITDA”, as used throughout this prospectus, refers to adjusted EBITDA attributed to Douglas Elliman Inc.

Critical Accounting Estimates
General. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include revenue recognition, impairment charges, valuation of intangible assets, deferred tax liabilities, and valuation of investments, including other-than-temporary impairments to such investments. Actual results could differ from those estimates.
Revenue Recognition. Revenue is measured based on a consideration specified in a contract with a customer and excludes any sales incentives. Revenue is recognized when (a) an enforceable contract with a customer exists, that has commercial substance, and collection of substantially all consideration for services is probable; and (b) the performance obligations to the customer are satisfied either over time or at a point in time.
Real estate commissions earned by our Real Estate brokerage businesses are recognized as revenue when the real estate sale is completed or lease agreement is executed, which is the point in time that the performance obligation is satisfied. Any commission and other payments received in advance are deferred until the satisfaction of the performance obligation. Corresponding agent commission expenses, including any advance commission or other direct expense payments, are deferred and recognized as cost of sales concurrently with related revenues.
Contracts in our development marketing business provide us with the exclusive right to sell units in a subject property for a commission fee per unit sold calculated as a percentage of the sales price of each unit. Accordingly, a performance obligation exists for each unit in the Development Marketing property under contract, and a portion of the total contract transaction price is allocated to and recognized at the time each unit is sold.
Under development marketing service arrangements, dedicated staff are required for a subject property and these costs are typically reimbursed from the customer through advance payments that are recoupable from future commission earnings. Advance payments received and associated direct costs paid are deferred, allocated to each unit in the subject property, and recognized at the time of the completed sale of each unit.
Development marketing service arrangements also include direct fulfillment costs incurred in advance of the satisfaction of the performance obligation. We capitalize costs incurred in fulfilling a contract with a customer if the fulfillment costs 1) relate directly to an existing contract or anticipated contract, 2) generate or enhance resources that will be used to satisfy performance obligations in the future, and 3) are expected to be recovered. These costs are amortized over the estimated customer relationship period which is the contract term. We use an amortization method that is consistent with the pattern of transfer of goods or services to its customers by allocating these costs to each unit in the subject property and expensing these costs as each unit sold is closed over the contract.
Commission revenue is recognized at the time the performance obligation is met for our Real Estate commercial leasing contracts, which is when the lease agreement is executed, as there are no further performance obligations, including any amounts of future payments under extended payment terms.
Our Real Estate property management revenue arrangements consist of providing operational and administrative services to manage a subject property. Fees for these services are typically billed and collected monthly. Property management service fees are recognized as revenue over time using the output method as the performance obligations under the customer arrangement are satisfied each month. Our Real Estate title insurance commission fee revenue is earned when the sale of the title insurance is completed, which corresponds to the point in time when the underlying real estate sale transaction closes and the payment is received.
Accounting for Leases. Under Accounting Standards Committee (“ASC”) 842, we determine if an arrangement is a lease at contract inception. At lease commencement, we record and recognize right-of-use (“ROU”) assets for the lease liability amount and initial direct costs incurred, offset by lease incentives received. We record lease liabilities for the net present value of future lease payments over the lease term. The discount rate we use is generally our estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. We calculate discount rates periodically to estimate the rate we would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We recognize operating lease expense on a straight-line basis over the lease term. Operating leases are included in operating lease ROU assets and lease liabilities on the combined consolidated balance sheets.
Stock-Based Compensation. In connection with the Spin-off, we granted stock-based compensation to employees and recognized expense on such grants. Our stock-based compensation uses a fair-value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.

Current Expected Credit Losses. We are exposed to credit losses for various amounts due from real estate agents, which are included in other current assets on the combined consolidated balance sheets, net of an allowance for credit losses. We historically estimated our allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, and historical experience of collections from the individual agents. Based on our historical credit losses on receivables from agents, current and expected future market trends (such as the current and expected impact of COVID-19 on the real estate market), it was determined that the requirements of Accounting Standards Update (“ASU”) No. 2016-13 did not result in a material impact on our allowance for credit losses as of January 1, 2020 of $6,132. We estimated that the credit losses for these receivables were $8,607 and $7,038 and at December 31, 2021 and 2020, respectively.
Goodwill and Indefinite Life Assets. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. We follow ASC 350, Intangibles — Goodwill and Other, and subsequent updates including ASU 2011-08, Testing Goodwill for Impairment and ASU 2017-14, Simplifying the Test for Goodwill Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying value or choose to bypass the optional qualitative assessment, we would then assess recoverability by comparing the fair value of the reporting unit to our carrying amount; otherwise, no further impairment test would be required. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. As discussed in Note 9 to our combined consolidated financial statements, during the first quarter of 2020, we performed quantitative assessments of our goodwill and our trademark intangible asset in conjunction with our quarterly review for indicators of impairment. The quantitative assessments resulted in impairment charges to goodwill of $46,252 and to the trademark intangible asset of $12,000. We performed a qualitative assessment for the year ended December 31, 2021, which did not result in additional impairment charges related to our goodwill or trademark.
Income Taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and, as a result, changes in our subjective assumptions and judgments may materially affect amounts recognized in our combined consolidated financial statements.
Our principal subsidiaries, Douglas Elliman Realty, LLC and New Valley Ventures LLC, are limited liability companies. The members of a limited liability company are taxed on their proportionate share of the respective limited liability company’s taxable income. Accordingly, prior to the Spin-off, no provision or liability for Federal income taxes was included in the financial statements, except for Douglas Elliman of California, Inc. which is taxed as a corporation and has net operating loss carryforwards, which have been fully reserved for with a valuation allowance, and DER Holdings II LLC, which is also taxed as a corporation. We are, however, subject to New York City Unincorporated Business Tax (“UBT”) and accordingly has recorded a provision for such UBT in its combined consolidated financial statements prior to the Spin-off.
However, after the Spin-off, we are taxed as a corporation for purposes of U.S. and state and local income taxes and have recorded an income tax provision at current income tax rates.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our combined consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

The primary components of our operating expenses, the changes in which are described in the following discussion of our results of operations, are defined below:

•Sales and marketing. Sales and marketing expense consists primarily of marketing and advertising expenses, compensation and other personnel-related costs for employees supporting sales, marketing, expansion and related functions, occupancy-related costs and agent acquisition incentives.
•Operations and support. Operations and support expense consists primarily of compensation and other personnel-related costs for employees supporting agents, third-party consulting and professional services costs (not included in general and administrative or technology), fair value adjustments to contingent consideration for our acquisitions and other related expenses.

•General and administrative. General and administrative expense consists primarily of compensation, stock-based compensation expense and other personnel-related costs for executive management and administrative employees, including finance and accounting, legal, human resources and communications, the occupancy costs for our headquarters and other offices supporting our administrative functions and, after the Spin-off (beginning in 2022), include transition services paid to our former parent, Vector Group, for the use of office space and employees, professional services fees for legal and finance, insurance expenses and talent acquisition expenses.

•Technology. Technology expense consists primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses of PropTech and other related expenses associated with the implementation of our technology initiatives.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth our combined consolidated statements of operations data for the year ended December 31, 2021 compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021		2020
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$1,292,416	95.5%	$733,751	94.8%
Property management	37,345	2.8%	35,115	4.5%
Other	23,377	1.7%	5,121	0.7%
Total revenues	$1,353,138	100%	$773,987	100%

Operating income (loss):
Real estate agent commissions	985,523	72.8%	546,948	70.7%
Sales and marketing	77,174	5.7%	64,097	8.3%
Operations and support	71,641	5.3%	49,895	6.4%
General and administrative	92,798	6.9%	76,134	9.8%
Technology	15,343	1.1%	14,858	1.9%
Depreciation and amortization	8,561	0.6%	8,537	1.1%
Loss on sale of assets	—	—%	1,169	0.2%
Impairments of goodwill and other intangible assets	—	—%	58,252	7.5%
Restructuring	—	—%	3,382	0.4%
Operating income (loss)	$102,098	7.5%	$(49,285)	(6.4)%
2021 Compared to 2020
Revenues. Our revenues increased by $579,151 (74.8%) in 2021 compared to 2020 from $773,987 to $1,353,138, which was primarily related to an increase of $558,665 in our commission and other brokerage income, which increased as a result of increased revenues from existing home sales caused by home-buying trends in our markets.
In 2020, and, in particular, the second quarter of 2020, we experienced a severe decline in closed sales volume in New York City. Therefore, as a result of the impact of the COVID-19 pandemic on the New York City market, and combined with the increased demand for existing-homes in other areas of the U.S., the percentage of our brokerage revenues from the New York City market declined from approximately 46% in 2019 to approximately 29% in 2020.
In particular, the New York City market improved in 2021 and this has continued in 2022. The percentage of our brokerage revenues from the New York City market increased from 28.7% in 2020 to 34.1% in 2021 and demonstrated continued strength in the residential real estate market, which has improved markedly from a sharp decline in transactions, primarily in the second quarter of 2020, due to factors related to the COVID-19 pandemic. Initially, in the second half of 2020, as our markets began reopening and vaccines for COVID-19 became available, and consistent with home buying trends in the U.S., our business improved significantly in markets complementary to New York City, including South Florida (Miami and Palm Beach), the New York City suburbs (Long Island, Westchester County and Connecticut), the Hamptons, Los Angeles, and

Aspen. In 2021, we experienced a recovery in New York City as well as continued momentum in our other markets. In 2021, our commission and other brokerage income generated from the sales of existing homes increased by $205,782 in New York City, $194,802 in the Southeast region, $79,115 in the West region, and $44,381 in the Northeast region, which excludes New York City, in each case compared to 2020. In addition, our revenues from Development Marketing increased by $34,585 in 2021 compared to 2020.
Operating Expenses. Our operating expenses in 2020 and 2021 were significantly impacted by the COVID-19 pandemic in 2020 and, beginning in the second half of 2020, home buying trends. In the second quarter of 2020, in response to the COVID-19 pandemic, we made operating adjustments that resulted in reduced expenses and, in 2021, home- buying trends, which began in the second half of 2020, resulted in significantly increased demand for existing homes and, thus, an increase in associated expenses. As our business improved with market re-opening, beginning in the fourth quarter of 2020, we relinquished certain expense-reduction initiatives implemented during 2020. In addition, the increases in business also resulted in increased personnel expenses (associated with both discretionary compensation as well as the reinstatement of salary levels) and advertising expenses (associated with increased listing volume) in 2021.
Real Estate Agent Commissions. As a result of our growth in commissions and other brokerage income, our real estate agent commissions expense increased from $546,948 for the year ended December 31, 2020 to $985,523 in 2021, or $438,575 (80.2%). Real estate agent commissions expense, as a percentage of revenues, increased from 70.7% for the year ended December 31, 2020 to 72.8% for 2021 as a result of a higher percentage of revenues being generated in the Southeast (Florida) and Western (primarily California) regions, which traditionally pay higher commission rates than other regions.
Sales and Marketing. Sales and marketing expense increased from $64,097 for the year ended December 31, 2020 to $77,174 for 2021. The increase was the result of increased demand for our active listings in 2021 (caused by home buying trends and reopened markets after the COVID-19 pandemic) as well as significant growth in revenues associated with increased demand for existing homes in our markets in 2021.
Operations and support. Operations and support expense increased from $49,895 for the year ended December 31, 2020 to $71,641 for 2021. The increase was primarily attributable to the acquisition of our interest in Portfolio Escrow in the fourth quarter of 2020.
General and administrative. General and administrative expenses increased from $76,134 for the year ended December 31, 2020 to $92,798 in 2021. The increase in expenses was the result of the relinquishment of certain expense-reduction initiatives that were implemented during the second quarter of 2020 as our markets reopened and our revenues increased significantly. The increases in 2021 were offset by the favorable impact of our expense reductions that began in 2020 as we continue to more efficiently serve our agents and their clients.
Technology. Technology expenses increased slightly from $14,858 for the year ended December 31, 2020 to $15,343 for 2021.
Operating income (loss). Operating income increased from a loss of $49,285 (negative 6.4% of revenues) for the year ended December 31, 2020 to income of $102,098 (7.5% of revenues) in 2021. The increase is associated with the absence of a one-time non-cash impairment charge of $58,252 and restructuring charges of $3,382 in the 2020 period as well as increased revenues in 2021 and continued expense-reduction initiatives that began in the second quarter of 2020. The non-cash impairment related to the evaluation of potential impacts of the COVID-19 pandemic, including the possibility of an economic recession, on our business. The restructuring charges were the result of realigning our administrative support functions, and office locations as well as adjusting our business model to more efficiently serve our agents and clients. While variable expenses, such as discretionary compensation expense and advertising expense, increased in 2021, we continue to analyze our expense structure for additional efficiencies.
Summary of PropTech Investments
As of December 31, 2021, New Valley Ventures had investments (at a carrying value) of approximately $8.1 million in PropTech companies. This amounts to approximately 1% of the value of Douglas Elliman’s total assets, which totaled approximately $595 million, as of December 31, 2021. As of December 31, 2021 our PropTech investments include:
■Rechat: a lead-to-close fully-mobile technology dashboard for real estate agents including marketing, customer relationship management and transaction-management software. Douglas Elliman has a multi-year services agreement with Rechat for its agents, who are increasingly requesting and requiring superior access to technology and back-office support services. The Rechat technology is a key element of MyDouglas, Douglas Elliman’s primary agent portal designed to be our agents’ technology front door, and StudioPro, the cloud-based agent portal and marketing tool recently launched by Douglas Elliman that helps integrate all agent resources in one user-friendly suite.

■Purlin: an automated intelligence platform to aid in home buying, an agent “paid social media” integration in MyDouglas and Portfolio Escrow client and agent portals that also integrate with MyDouglas.
■Humming Homes: a tech-enabled home management service that is creating a new category of end-to-end home management. It has built a solution for single-family homeowners with a digital-first experience, offering a dedicated in-person home management team with a single point of contact and 24/7 support. The service employs data and insights to avoid reactive and expensive home maintenance issues. The investment will complement Douglas Elliman’s business in the Hamptons and align Humming Homes’ geographical growth with Douglas Elliman’s footprint in locations such as Aspen, Florida and Southern California.
■MoveEasy: a client- and customer-facing digital concierge service designed to assist clients and customers moving into and “setting up” their new homes, while offering additional services to maintain their homes. In partnership with residential real estate brokerages, MoveEasy is delivered in a white- labeled format that features the name and contact information of the selling agent.
■Fyxify: a tech-enabled platform that utilizes direct scheduling and operating technology to avoid the inefficiencies of home repairs (for example: calling around, mystery repair costs and wasting time).
■EVPassport: an entity that offers complete electronic vehicle charging solutions including hardware and software.
■Bilt: a leading loyalty program and co-branded credit card for renters to earn points on their rent payments. Douglas Elliman has joined the Bilt Rewards Alliance, a network of more than 2 million rental units across the country where renters can enroll in the loyalty program to earn points on rent paid. This platform enhances Douglas Elliman’s suite of offerings for both the renters and landlords it represents.
■Persefoni AI: a software-as-a-service (“SaaS”) platform built to enable enterprises of all sizes to accurately, dynamically, and regularly measure their carbon footprint across all operations.
■The Lab PropTech Fund: a fund advised or managed by a Miami-based firm that aims to invest in emerging technologies with a focus on residential real estate and construction services.
■MetaProp Venture Capital Fund: a fund advised or managed by a New York-based venture capital firm. This investment provides New Valley Ventures with exposure to opportunities in the emerging PropTech industry.
■Camber Creek Venture Capital Funds: two funds that invest in a diversified pipeline of new PropTech ventures. Camber Creek’s portfolio includes Notarize, a digitized notary service, and Curbio, a renovation firm designed to increase a property’s selling price.

Other than the four private funds listed above in which New Valley Ventures invests as a limited partner, all of these companies currently provide technology or services to Douglas Elliman. To date, we have not recognized revenue from these investments and do not anticipate recognizing revenue from these non-controlling PropTech investments. However, we target earning an attractive rate of return from the capital appreciation of our PropTech investments.

Liquidity and Capital Resources
Cash and cash equivalents increased by $122,164 and $27,634 in 2021 and 2020, respectively. Restricted Cash, which is included in cash and cash equivalents, was $17,243 and $12,281 as of December 31, 2021 and 2020, respectively.
Cash provided from operations was $127,826 and $31,865 in 2021 and 2020, respectively. The increase in 2021 related to increased operating income associated with increased home buying trends in 2021, which resulted in an improvement of our business as a result of markets reopening and COVID-19 vaccines became available.
Cash used in investing activities was $8,858 and $4,088 in 2021 and 2020, respectively. In 2021, cash used in investing activities was comprised of capital expenditures of $4,106, investments of $4,340 in the Company’s PropTech business, and $500 for the acquisition of the controlling interest in Douglas Elliman Texas. This was offset by $88 of distributions from equity-method investments. In 2020, cash used in investing activities was comprised of capital expenditures of $6,126 and the purchase of our Portfolio Escrow subsidiary of $722 and these amounts were partially offset by cash acquired from the purchase of the Portfolio Escrow subsidiary of $2,760.

Our investment philosophy is to maximize return on investments using a reasonable expectation for return when investing in equity-method investments and PropTech investments as well as making capital expenditures.
Cash provided by financing activities was $3,196 in 2021 and cash used in financing activities was $143 in 2020. In 2021, cash provided by financing activities comprised of net contributions from our former parent of $2,062 and contributions from non-controlling interest associated with Douglas Elliman Texas of $1,625. These amounts were offset by $361 for repayment of debt and earn-out payments, associated with acquisitions, of $130. In 2020, cash used in financing activities was comprised of the repayment of debt of $63 and earn-out payments of $80.
In March 2022, we paid a cash dividend of $0.05 per share. We contemplate continuing to pay a quarterly cash dividend of $0.05 per share, subject to approval of our Board of Directors, which would result in annual dividends of approximately $16,300. In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, in addition to our cash from operations, we had cash and cash equivalents of approximately $211,623 as of December 31, 2021. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make or seek to make other investments, which may limit our liquidity otherwise available.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2021, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of December 31, 2021, we had outstanding approximately $2,476 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates and could be exposed to market risks from foreign currency exchange rates and equity prices in the future. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover material market risks for our market risk sensitive financial instruments.

New Accounting Pronouncements
Refer to Note 1, Summary of Significant Accounting Policies, to our combined consolidated financial statements for further information on New Accounting Pronouncements.

Legislation, Regulation, Taxation and Litigation
See Item 1. “Business”, Item 1A. “Risk Factors”, Item 3. “Legal Proceedings” and Note 13 to our combined consolidated financial statements, which contain a description of litigation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information included in this annual report on Form 10-K, this report contains “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements include information relating to our intent, belief or current expectations, primarily with respect to, but not limited to: economic outlook, capital expenditures, cost reduction, cash flows, operating performance, growth expectations, competition, legislation and regulations, litigation, and related industry developments (including trends affecting our business, financial condition and results of operations).
We identify forward-looking statements in this report by using words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may be,” “objective,” “opportunistically,” “plan,” “potential,” “predict,” “project,” “prospects,” “seek,” and “will be” and similar words or phrases or their negatives.
Forward-looking statements involve important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,
•governmental regulations and policies,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises, such as the outbreak of COVID-19 and the impact of potential COVID-19 variants,
•the extent and timing of COVID-19 vaccine administration and the duration of the COVID-19 pandemic,
•our ability to effectively manage the impacts of the COVID-19 pandemic and any government-mandated or encouraged suspension of our business operations,
•the impacts of the Tax Cuts and Jobs Act of 2017, including the impact on the markets of our business,
•effects of industry competition,
•severe weather events or natural or man-made disasters, including increasing the severity or frequency of such events due to climate change or otherwise, or other catastrophic events may disrupt our business and have an unfavorable impact on home sale activity,
•the level of our expenses, including our corporate expenses as a stand-alone publicly-traded company,
•the tax-free treatment of the Distribution,
•our lack of operating history as a public company and costs associated with being an independent public company,
•potential dilution to holders of our common stock as a result of issuances of additional shares of common stock to fund our financial obligations and other financing activities,
•the failure of us or Vector Group to satisfy our obligations under the Transition Services Agreement or other agreements entered into in connection with the Spin-off; and
•the additional factors described under “Risk Factors” in this report.
Further information on the risks and uncertainties to our business include the risk factors discussed above under Item 1A. “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. The forward-looking statements speak only as of the date they are made.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our combined consolidated financial statements and notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 31, 2022, are set forth beginning on page F-1 of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed, in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2021, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Management’s Report on Internal Control over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.OTHER INFORMATION
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Delinquent Section 16(a) Reports.” See Item 5 of this report for information regarding our executive officers. We have adopted a policy statement entitled Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, we intend to post such information on our web site, which is www.dougcorp.com.

ITEM 11.EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2022 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2021 COMBINED CONSOLIDATED FINANCIAL STATEMENTS:
Our combined consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the three years ended December 31, 2021, dated March 31, 2022 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-31
(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

* 2.1	Distribution Agreement, originally dated as of December 21, 2021 and amended and restated as of December 28, 2021, between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 28, 2021).

* 3.1	Certificate of Incorporation of Douglas Elliman Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

* 3.2	Amended and Restated Certificate of Incorporation of Douglas Elliman Inc., dated December 29, 2021. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 29, 2021).

* 3.3	Bylaws of Douglas Elliman Inc. (incorporated by reference to Exhibit 3.3 to to the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

* 3.4	Amended and Restated Bylaws of Douglas Elliman Inc., dated December 29, 2021. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K dated December 29, 2021).

* 10.1	Employee Matters Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K dated December 28, 2021).

* 10.2	Form of Restricted Stock Award Agreement under Douglas Elliman Inc. 2021 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 28, 2021).

* 10.3	Transition Services Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 28, 2021).

* 10.4	Tax Disaffiliation Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated December 28, 2021).

* 10.5	2021 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021.)

EXHIBIT NO.	DESCRIPTION
* 10.6	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021.)

* 10.7	Employment Agreement between Douglas Elliman Inc. and Howard M. Lorber, dated January 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 10, 2022).

10.8	Amendment to Employment Agreement, dated as of March 18, 2022 between Douglas Elliman Inc. and Howard M. Lorber.

* 10.9	Employment Agreement between Douglas Elliman Inc. and Richard J. Lampen, dated January 10, 2022. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 10, 2022).

* 10.10	Form of Indemnification Agreement between Douglas Elliman Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.6 the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021.)

* 10.11	Form of Non-exclusive Aircraft Lease Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

21.1	Subsidiaries of Douglas Elliman Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________________
*Incorporated by reference
Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit numbers 10.5 through 10.8.

ITEM 16.FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Douglas Elliman Inc.
(Registrant)

	By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Chief Financial Officer and Treasurer
Date:	March 31, 2022
POWER OF ATTORNEY
The undersigned directors and officers of Douglas Elliman Inc. hereby constitute and appoint Richard J. Lampen, J. Bryant Kirkland III and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2022.

SIGNATURE	TITLE

/s/ Howard M. Lorber	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Howard M. Lorber

/s/ J. Bryant Kirkland III	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
J. Bryant Kirkland III

/s/ Richard J. Lampen	Director
Richard J. Lampen

/s/ Ronald J. Kramer	Director
Ronald J. Kramer

/s/ Michael S. Liebowitz	Director
Michael S. Liebowitz

/s/ Lynn Mestel	Director
Lynn Mestel

/s/ Wilson L. White	Director
Wilson L. White

/s/ Mark D. Zeitchick	Director
Mark D. Zeitchick

DOUGLAS ELLIMAN INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021
ITEMS 8, 15(a)(1) AND (2), 15(c)
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules of the Registrant and its subsidiaries required to be included in Items 8, 15(a) (1) and (2), 15(c) are listed below:

Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in our combined consolidated financial statements or accompanying notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Douglas Elliman Inc.
Opinion on the Financial Statements
We have audited the accompanying combined consolidated balance sheets of Douglas Elliman Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related combined consolidated statements of operations, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Leases - Refer to Notes 1 and 5 to the financial statements
Critical Audit Matter Description
At December 31, 2021, the Company’s operating lease right-of-use assets and operating lease liabilities were $123.5 million and $152.2 million, respectively. Lease liabilities are recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is generally the Company’s estimated incremental borrowing rate (“IBR”) unless the lessor’s implicit rate is readily determinable. Discount rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. Since the rate implicit to most leases is not readily determinable, the Company estimated its IBR used to calculate its right-of-use assets and lease liabilities.
We identified the IBR used to calculate the Company’s right-of-use assets and lease liabilities as a critical audit matter because of the significant assumptions management makes to reflect the effects of collateralization on the credit rating used to determine the IBR. Changes in these significant assumptions in the IBR determination can have a significant effect on the recorded right-of-use assets and related lease liabilities. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions related to estimates of the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the IBRs used to calculate the Company’s right-of-use assets and lease liabilities included the following, among others:
–We evaluated the methods and assumptions used by management to estimate the IBRs based on the definition and guidance in ASC 842, other reference materials, and generally accepted procedures.
–We tested the inputs used by management to develop the IBRs by independently assessing the reasonableness of the inputs using third party market data and underlying lease terms as follows:
–We evaluated the reasonableness of the credit rating ascribed to the Company.
–We evaluated the reasonableness of the base rate and spreads applied in determining the IBR.
–We evaluated the accuracy of the model(s) and mathematical calculations used to estimate the IBR.

/s/ Deloitte & Touche LLP

Miami, Florida
March 31, 2022
We have served as the Company’s auditor since 2020.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$211,623	$94,421
Receivables	32,488	24,377
Agent receivables, net	9,192	7,346
Restricted cash and cash equivalents	15,336	10,374
Other current assets	12,166	11,847
Total current assets	280,805	148,365
Property, plant and equipment, net	39,381	42,703
Operating lease right-of-use assets	123,538	133,103
Long-term investments (includes $3,756 and $237 at fair value)	8,094	237
Contract assets, net	28,996	24,002
Goodwill	32,571	31,756
Other intangible assets, net	74,421	68,310
Equity-method investments	2,521	1,412
Other assets	4,842	4,094
Total assets	$595,169	$453,982
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of notes payable and other obligations	$12,527	$12,500
Current operating lease liabilities	22,666	23,753
Income taxes payable, net	1,240	17
Accounts payable	5,874	6,337
Commissions payable	35,766	25,615
Accrued salaries and benefits	25,446	12,038
Contract liabilities	6,689	7,633
Other current liabilities	22,259	11,756
Total current liabilities	132,467	99,649
Notes payable and other obligations less current portion	176	12,920
Deferred income taxes, net	11,412	143
Non-current operating lease liabilities	129,496	143,296
Contract liabilities	39,557	32,104
Other liabilities	188	2,280
Total liabilities	313,296	290,392
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 81,210,626 and — shares issued and outstanding	812	—
Additional paid-in capital	278,500	—
Retained earnings	622	—
Former Parent’s net investment	—	163,590
Total Douglas Elliman Inc. stockholders' equity	279,934	163,590
Non-controlling interest	1,939	—
Total stockholders' equity	281,873	163,590
Total liabilities and stockholders' equity	$595,169	$453,982

The accompanying notes are an integral part of the combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share amounts)
Revenues:
Commissions and other brokerage income	$1,292,416	$733,751	$742,414
Property management	37,345	35,115	35,461
Other ancillary services	23,377	5,121	6,233
Total revenues	1,353,138	773,987	784,108

Expenses:
Real estate agent commissions	985,523	546,948	525,233
Sales and marketing	77,174	64,097	76,897
Operations and support	71,641	49,895	65,044
General and administrative	92,798	76,134	96,540
Technology	15,343	14,858	15,236
Depreciation and amortization	8,561	8,537	8,638
Loss on disposal of assets	—	1,169	—
Impairments of goodwill and other intangible assets	—	58,252	—
Restructuring	—	3,382	—
Operating income (loss)	102,098	(49,285)	(3,480)

Other income (expenses):
Interest income	83	190	600
Equity in (losses) earnings from equity-method investments	(278)	(225)	8,472
Change in fair value of contingent liability	(1,647)	2,149	3,157
Investment income	529	843	64
Income (loss) before provision for income taxes	100,785	(46,328)	8,813
Income tax expense	2,133	44	354

Net income (loss)	98,652	(46,372)	8,459

Net loss attributed to non-controlling interest	186	—	—

Net income (loss) attributed to Douglas Elliman Inc.	$98,838	$(46,372)	$8,459

Per basic common share:

Net income (loss) applicable to common shares attributed to Douglas Elliman Inc.	$1.27	$(0.60)	$0.11

Per diluted common share:

Net income (loss) applicable to common shares attributed to Douglas Elliman Inc.	$1.27	$(0.60)	$0.11

The accompanying notes are an integral part of the combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Former Parent’s Net Investment	Non-controlling Interest
	Shares	Amount					Total
	(Dollars in thousands)
Balance, January 1, 2019	—	$—	$—	$—	$216,082	$—	$216,082
Impact of adoption of new accounting standards	—	—	—	—	(1,508)	—	(1,508)
Net income	—	—	—	—	8,459	—	8,459
Net transfers to Former Parent	—	—	—	—	(18,750)	—	(18,750)
Balance, December 31, 2019	—	—	—	—	204,283	—	204,283
Net loss	—	—	—	—	(46,372)	—	(46,372)
Net transfers from Former Parent	—	—	—	—	5,679	—	5,679
Balance, December 31, 2020	—	—	—	—	163,590	—	163,590
Net income	—	—	—	622	98,216	(186)	98,652
Net transfers from Former Parent	—	—	—	—	17,506	—	17,506
Transfer of net investment to additional paid-in capital	—	—	279,312	—	(279,312)	—	—
Issuance of common stock	77,720,626	777	(777)	—	—	—	—
Restricted stock grant	3,490,000	35	(35)	—	—	—	—
Acquisition of subsidiary	—	—	—	—	—	500	500
Contributions from non-controlling interest	—	—	—	—	—	1,625	1,625
Balance, December 31, 2021	81,210,626	$812	$278,500	$622	$—	$1,939	$281,873

The accompanying notes are an integral part of the combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$98,652	$(46,372)	$8,459
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,561	8,537	8,638
Impairments of goodwill and other intangible assets	—	58,252	—
Loss on sale of assets	186	1,169	—
Deferred income taxes	(73)	78	225
Net gains on investment securities	(265)	—	—
Equity in losses (earnings) from equity-method investments	278	225	(8,472)
Distributions from equity-method investments	75	30	2,014
Non-cash lease expense	18,667	17,326	17,973
Non-cash portion of restructuring	—	1,214	—
Change in fair value of contingent liability	1,647	(2,149)	(3,157)
Provision for credit losses	3,331	1,460	—
Other	—	(1,098)	—
Changes in assets and liabilities:
Receivables	(11,705)	(4,816)	(2,278)
Accounts payable and accrued liabilities	(1,127)	3,529	1,905
Operating right-of-use assets and operating lease liabilities, net	(23,989)	(7,493)	(17,398)
Accrued salary and benefits	13,408	(1,287)	(1,566)
Other	20,180	3,260	1,234
Net cash provided by operating activities	127,826	31,865	7,577
Cash flows from investing activities:
Investments in equity-method investments	—	—	(1,667)
Distributions from equity-method investments	88	—	8,617
Purchase of equity securities	(3,975)	—	—
Purchase of long-term investments	(365)	—	—
Purchase of subsidiaries	(500)	(722)	(380)
Cash acquired in purchase of subsidiaries	—	2,760	—
Capital expenditures	(4,106)	(6,126)	(8,079)
Net cash used in investing activities	(8,858)	(4,088)	(1,509)
Cash flows from financing activities:
Repayment of debt	(361)	(63)	(155)
Contributions from Former Parent	33,532	—	—
Distributions to Former Parent	(31,470)	—	(18,750)
Contributions from non-controlling interest	1,625	—	—
Earn out payments	(130)	(80)	(216)
Net cash provided by (used in) financing activities	3,196	(143)	(19,121)
Net increase (decrease) in cash, cash equivalents and restricted cash	122,164	27,634	(13,053)
Cash, cash equivalents and restricted cash, beginning of year	106,702	79,068	92,121
Cash, cash equivalents and restricted cash, end of year	$228,866	$106,702	$79,068

The accompanying notes are an integral part of the combined consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology, or PropTech, companies. Douglas Elliman owns Douglas Elliman Realty, LLC, one of the largest residential brokerage companies in the New York metropolitan area and the sixth largest in the U.S. Douglas Elliman has approximately 100 offices with approximately 6,500 real estate agents in the New York metropolitan area as well as in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey, and Texas. In August 2021, Douglas Elliman increased its ownership in Douglas Elliman Texas from 1% to 50%. Prior to December 29, 2021, the Company was wholly owned by Vector Group Ltd. (“Vector Group” and collectively, with its consolidated subsidiaries, “Former Parent”).
In December 2021, the Vector Group board of directors approved the spin-off of the operations of its real estate services and property technology business through a pro rata distribution of the Company’s stock to existing Vector Group stockholders. On December 29, 2021, Vector Group stockholders received one share of Douglas Elliman common stock for every two shares of Vector Group common stock held as of the close of business on December 20, 2021 (the “Spin-off”).
The accompanying combined consolidated financial statements include the accounts and transactions of Douglas Elliman, as well as the entities in which Douglas Elliman directly or indirectly has a controlling financial interest. These entities include DER Holdings LLC and New Valley Ventures LLC (“New Valley Ventures”), directly and indirectly wholly-owned subsidiaries of Vector Group. DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc. New Valley Ventures consists of minority investments in innovative and cutting edge Property Technology companies (“PropTech”). The accompanying combined consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Douglas Elliman’s combined consolidated financial statements include certain indirect general and administrative costs allocated to it by Former Parent for certain functions and services including, but not limited to, executive office, finance and other administrative support. These expenses have been allocated to Douglas Elliman on the basis of direct usage, when identifiable, or a quarterly management fee of $500, which was charged quarterly from January 1,2018 to March 31, 2020. The management fee was suspended in connection with the impact of the COVID-19 pandemic.
Douglas Elliman’s combined consolidated results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what its combined consolidated results of operations, financial position and cash flows would have been had Douglas Elliman operated as a separate, stand- alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation and distribution from Vector Group.
In presenting the combined consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.
(b) Principles of Consolidation:
The combined consolidated financial statements presented herein have been prepared on a stand-alone basis and prior to December 29, 2021 are derived from the combined consolidated financial statements and accounting records of Vector Group. The combined consolidated financial statements include DER Holdings LLC’s and New Valley Ventures’s assets, liabilities, revenues, expenses and cash flows and all entities in which Douglas Elliman has a controlling financial interest. All intercompany balances and transactions have been eliminated in the combined consolidated financial statements.
When evaluating an entity for consolidation, Douglas Elliman first determines whether an entity is within the scope of the guidance for consolidation of variable interest entities (“VIE”) and if it is deemed to be a VIE. If the entity is considered to be a VIE, Douglas Elliman determines whether it would be considered the entity’s primary beneficiary. Douglas Elliman consolidates those VIEs for which it has determined that it is the primary beneficiary. Douglas Elliman will consolidate an entity not deemed a VIE upon a determination that it has a controlling financial interest. For entities where Douglas Elliman does not have a controlling financial interest, the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Former Parent’s Net Investment:
The Former Parent’s net investment in the combined consolidated balance sheets represents Vector Group’s historical net investment in Douglas Elliman resulting from various transactions with and allocations from the Former Parent. Balances due to and due from the Former Parent and accumulated earnings attributable to Douglas Elliman operations have been presented as components of Former Parent’s net investment.
(d) Estimates and Assumptions:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include impairment charges and valuation of intangible assets. Actual results could differ from those estimates.
(e) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, and money market accounts. Cash equivalents is comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2021 are uninsured.
(f) Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Restricted cash amounts included in current assets and other assets represent cash and cash equivalents required to be deposited into escrow for amounts required for letters of credit related to office leases, and certain deposit requirements for banking arrangements. The restrictions related to the letters of credit will remain in place for the duration of the respective lease. The restrictions related to the banking arrangements will remain in place for the duration of the arrangement.
The components of “Cash, cash equivalents and restricted cash” in the combined consolidated statements of cash flows were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$211,623	$94,421	$71,485
Restricted cash and cash equivalents included in current assets	15,336	10,374	4,423
Restricted cash and cash equivalents included in other assets	1,907	1,907	3,160
Total cash, cash equivalents, and restricted cash shown in the combined consolidated statements of cash flows	$228,866	$106,702	$79,068
(g) Investment Securities:
The Company classifies investments in debt securities as trading. Investments classified as trading are carried at fair value, with changes in fair value recognized in net income. Gains and losses are recognized when realized in the Company’s combined consolidated statements of operations. The cost of securities sold is determined based on average cost.
(h) Significant Concentrations of Credit Risk:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with, what management believes are, high credit quality financial institutions.
(i) Receivables:
Receivables consist of commissions earned on sales transactions which closed prior to the Company’s year-end but for which the related commissions have not yet been received. The Company provides an allowance for potential losses on uncollectible receivables based principally on the specific identification method. There are no allowances for bad debt for commission receivables as of December 31, 2021 and December 31, 2020. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(j) Property, Plant and Equipment:
Property, plant and equipment are stated at cost. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are 3 to 10 years for machinery and equipment.
The cost and related accumulated depreciation of property, plant and equipment are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.
The cost of leasehold improvements is amortized over the lesser of the related leases or the estimated useful lives of the improvements. Costs of major additions and betterments are capitalized, while expenditures for routine maintenance and repairs are charged to expense as incurred.
(k) Investments accounted for under the equity-method of accounting:
In accounting for its equity-method investments, the Company identified its participation in Variable Interest Entities (“VIE”), which are defined as (a) entities in which the equity investment at risk is not sufficient to finance its activities without additional subordinated financial support; (b) as a group, the equity investors at risk lack 1) the power to direct the activities of a legal entity that most significantly impact the entity’s economic performance, 2) the obligation to absorb the expected losses of the entity, or 3) the right to receive the expected residual returns of the entity; or (c) as a group, the equity investors have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.
The Company’s interest in VIEs is primarily in the form of equity ownership. The Company examines specific criteria and uses judgment when determining if the Company is the primary beneficiary of a VIE. Factors considered include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights exclusive of protective rights or voting rights and level of economic disproportionality between the Company and its other partner(s).
Accounting guidance requires the consolidation of VIEs in which the Company is the primary beneficiary. The guidance requires consolidation of VIEs that an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The Company’s maximum exposure to loss in its investments in unconsolidated VIEs is limited to its investment in the VIE, any unfunded capital commitments to the VIE, and, in some cases, guarantees in connection with debt on the specific project.
On a quarterly basis, the Company evaluates its equity-method investments to determine if there are indicators of impairment. If so, the Company further investigates to determine if an impairment has occurred and whether such impairment is considered temporary or other than temporary. The Company believes that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven.
(l) Goodwill and Other Intangible Assets:
Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. The Company follows ASC 350, Intangibles – Goodwill and Other, and subsequent updates including ASU 2011-08, Testing Goodwill for Impairment and ASU 2017-14, Simplifying the Test for Goodwill Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value or chooses to bypass the optional qualitative assessment, the Company would then assess recoverability by comparing the fair value of the reporting unit to its carrying amount; otherwise, no further impairment test would be required. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. As discussed in Note 9 to the Company’s combined consolidated financial statements, during the first quarter of 2020, the Company performed quantitative assessments of its goodwill and its trademark intangible asset in conjunction with its quarterly review for indicators of impairment. The quantitative assessments resulted in impairment charges to goodwill of $46,252 and to the trademark

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intangible asset of $12,000. The Company performed a qualitative assessment for the year ended December 31, 2021, which did not result in additional impairment charges related to its goodwill or trademark.
Goodwill from acquisitions represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Factors that contribute to the recognition of goodwill in the Company’s acquisitions include (i) expected growth rates and profitability of the acquired companies, (ii) securing buyer-specific synergies that increase revenue and profits and are not otherwise available to market participants, (iii) significant cost savings opportunities, (iv) experienced workforce and (v) the Company’s strategies for growth in sales, income and cash flows.
Intangible assets with finite lives are amortized over their respective estimated useful lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate long-lived assets described below.
(m) Impairment of Long-Lived Assets:
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs a test for recoverability, comparing projected undiscounted cash flows to the carrying value of the asset group to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value of the asset on the basis of discounted cash flow. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
Additionally, the Company performs impairment reviews on its long-term investments that are classified as equity securities without readily determinable fair values that do not qualify for the net asset value (“NAV”) practical expedient. On a quarterly basis, the Company evaluates the investments to determine if there are indicators of impairment. If so, a determination is made of whether there is an impairment and if it is considered temporary or other than temporary. The assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. The impairment indicators that are taken into consideration as part of the analysis include (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and (d) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
(n) Leases:
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and lease liabilities on the Company’s combined consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company’s obligation to make lease payments as determined by the lease agreement. Lease liabilities are recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is generally the Company’s estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. Discount rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. ROU assets are recorded and recognized at commencement for the lease liability amount, initial direct costs incurred and is reduced for lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components; the Company has elected the accounting policy to combine lease and non-lease components for all underlying asset classes.
(o) Stock Awards:
On December 31, 2021, the Company granted equity compensation under its 2021 Management Incentive Plan (the “2021 Plan”). The 2021 Plan was adopted on December 22, 2021 and approved by the Company’s stockholder on December 24, 2021. The 2021 Plan provides for the Company to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted shares, restricted stock units, performance share awards, other stock-based awards and cash-based awards.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On December 31, 2021, the Company granted 3,490,000 restricted shares of the Company’s common stock (“the 2021 grants”) pursuant to the 2021 Plan to its executive officers, directors and certain employees. The shares vest over a period of four years and the Company will recognize $40,135 of expense over the vesting period of the 2021 grants.
Shares available for issuance under the 2021 Plan are 6,510,000 shares as of December 31, 2021. The Company may satisfy its obligations under any award granted under the 2021 Plan by issuing new shares.
(p) Income Taxes:
The Company’s principal subsidiaries, Douglas Elliman Realty, LLC and New Valley Ventures LLC, are limited liability companies. The members of a limited liability company are taxed on their proportionate share of the Company’s taxable income. Accordingly, prior to December 29, 2021 no provision or liability for Federal income taxes is included in the financial statements, except for Douglas Elliman of California, Inc. which is taxed as a corporation and has net operating loss carryforwards, which have been fully reserved for with a valuation allowance. The Company calculated its provision for income taxes for the two days subsequent to the Spin-off based upon the taxable income of attributable to its activity and the activity of its subsidiaries during this period. The Company is, however, subject to New York City Unincorporated Business Tax (“UBT”) and accordingly has recorded a provision for UBT in its combined consolidated financial statements.
The Company accounts for uncertainty in income taxes by recognizing tax liabilities when, despite the Company’s belief that its tax return positions are supportable, the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense.
(q)  Contingencies:
The Company and its subsidiaries record provisions in its condensed combined consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated.
(r)  Revenue Recognition:
Commissions and other brokerage income: Real estate commissions earned by the Company’s real estate brokerage businesses are recognized as revenue when the real estate sale is completed or lease agreement is executed, which is the point in time that the performance obligation is satisfied. Any commission and other payments received in advance are deferred until the satisfaction of the performance obligation. Corresponding agent commission expenses, including any advance commission or other direct expense payments, are deferred and recognized as agent commission expenses concurrently with related revenues. The accounting for these commissions and other brokerage income under Topic 606 are largely consistent with the previous accounting for these transactions under Topic 605, except for customer arrangements in the development marketing business and extended payments terms that exist in some commercial leasing contracts.
Property management: Property management revenue arrangements consist of providing operational and administrative services to manage a subject property. Fees for these services are typically billed and collected monthly. Property management service fees are recognized as revenue over time using the output method as the performance obligations under the customer arrangement are satisfied each month.
Ancillary services: Ancillary services revenue earned by the Company related primarily to title and escrow services. These services are recognized as revenue when the real estate sale is completed, which is the point in time that the performance obligation is satisfied.

See Note 2 — Revenue Recognition for additional information.
(s) Real estate agent commissions:
Real estate agent commissions consists of commissions paid to the Company’s agents, who are independent contractors, upon the closing of a real estate transaction and fees paid to external brokerages for client referrals, which are recognized and paid upon the closing of a real estate transaction.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(t) Sales and marketing expenses:
Sales and marketing expenses consists primarily of marketing and advertising expenses, compensation and other personnel-related costs for employees supporting sales, marketing, expansion and related functions, occupancy-related costs and agent acquisition incentives. Advertising expense primarily includes the cost of marketing activities such as print advertising, online advertising and promotional items, which are expensed as incurred. Compensation and other personnel-related costs include salaries, benefits, bonuses and other compensation expense.
Real estate advertising costs, which are expensed as incurred and included within sales and marketing expenses, were $26,091, $18,875 and $22,917 for the years ended December 31, 2021 and 2020 and 2019, respectively.
(u) Operations and support expenses:
Operations and support expenses consists primarily of compensation and other personnel-related costs for employees supporting agents, third-party consulting and professional services costs (not included in general and administrative or technology), fair value adjustments to contingent consideration for the Company’s acquisitions and other related expenses.
(v) General and administrative expenses:
General and administrative expenses consists primarily of compensation, stock-based compensation expense and other personnel-related costs for executive management and administrative employees, including finance and accounting, legal, human resources and communications, the occupancy costs for its headquarters and other offices supporting its administrative functions, and transition services paid to its Former Parent for the use of office space and employees, professional services fees for legal and finance, insurance expenses and talent acquisition expenses.
(w) Technology expenses:
Technology expenses consist primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses of PropTech and other related expenses associated with the implementation of our technology initiatives.
(x) Restructuring:
In response to COVID-19, the Company commenced a restructuring by realigning its administrative support function and office locations as well as adjusting its business model to more efficiently serve its clients. This included a reduction of staff by approximately 25% at Douglas Elliman. For the year ended December 31, 2021, there were no restructuring charges. As of December 31, 2020, there was no accrual for restructuring charges.
The following table summarizes amounts expensed for the year ended December 31, 2020:

Year Ended December 31, 2020
Cash Charges:
Employee severance and benefits	$1,875
Other restructuring expenses	293
2,168
Non-Cash:
Loss on fixed assets associated with consolidation of sales offices	1,214

Total restructuring charges	$3,382
All amounts expensed for the year ended December 31, 2020 are included as restructuring charges in the Company’s combined consolidated statements of operations.
Employee severance and benefits expensed for the year ended December 31, 2020 relate entirely to the reduction in staff.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the activity under the restructuring plan for the year ended December 31, 2020:

	Employee Severance and Benefits	Other	Non-Cash Loss on Fixed Assets	Total
Accrual balance as of January 1, 2020	$—	$—	$—	$—
Restructuring charges	1,875	293	1,214	3,382
Utilized	(1,875)	(293)	(1,214)	(3,382)
Accrual balance as of December 31, 2020	$—	$—	$—	$—
(y)  Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income, therefore no statement of Comprehensive Income is included in the combined consolidated financial statements.
(z)  Acquisitions:
On August 6, 2021, the Company acquired an additional 49% ownership in Douglas Elliman Texas, a licensed real estate service provider in Houston, Texas, for a purchase price of $500. The purchase price allocation for this acquisition resulted in the recognition of $6,527 of intangible assets related to a non-compete agreement, $5,047 of assets, $11,389 of liabilities and $815 of goodwill. The goodwill is not expected to be deductible for income tax purposes. The non-compete agreement is expected to be amortized over ten years. The Company controls the board of Douglas Elliman Texas and consolidates its ownership interest under the voting interest model in accordance with ASC 810, resulting in a non-controlling interest for the remaining 50% of Douglas Elliman Texas not owned by the Company on its combined consolidated financial statements.
The assets, liabilities and results of operations of Douglas Elliman Texas were not material to the Company’s combined consolidated financial position, results of operations, or cash flows and therefore pro forma financial information for the acquisition was not presented.
(aa)  Subsequent Events:
The Company has evaluated subsequent events through March 31, 2022, the date the financial statements were issued.
(ab) New Accounting Pronouncements:
Accounting Standards Updates (“ASU”) adopted in 2021:
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This update simplifies various aspects related to accounting for income taxes, removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740, and clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Adoption of this update did not have a material impact on the Company’s combined consolidated financial statements.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption of this update did not have a material impact on the Company’s combined consolidated financial statements.
ASUs to be adopted in future periods:
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an acquirer recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on its combined consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.    REVENUE RECOGNITION
Revenue Recognition Policies
Revenue is measured based on a consideration specified in a contract with a customer less any sales incentives. Revenue is recognized when (a) an enforceable contract with a customer exists, that has commercial substance, and collection of substantially all consideration for services is probable; and (b) the performance obligations to the customer are satisfied either over time or at a point in time.
Real estate sales: Real estate commissions earned by the Company’s real estate brokerage businesses are recognized as revenue when the real estate sale is completed or lease agreement is executed, which is the point in time that the performance obligation is satisfied. Any commission and other payments received in advance are deferred until the satisfaction of the performance obligation. Corresponding agent commission expenses, including any advance commission or other direct expense payments, are deferred and recognized as cost of sales concurrently with related revenues.
The Company’s revenue contracts with customers do not have multiple material performance obligations to customers under Topic 606, except for contracts in the Company’s development marketing business. Contracts in the development marketing business provide the Company with the exclusive right to sell units in a subject property for a commission fee per unit sold calculated as a percentage of the sales price of each unit. Accordingly, a performance obligation exists for each unit in the development marketing property under contract, and a portion of the total contract transaction price is allocated to and recognized at the time each unit is sold. The Company applies the optional exemption in paragraph 606-10-50-14A of Topic 606, and does not disclose the amount of the transaction price allocated to the remaining performance obligations for the Real Estate development marketing business because the transaction prices in these contracts are comprised entirely of variable consideration based on the ultimate selling price of each unit in the subject property. The total contract transaction price is allocated to each unit in the subject property and recognized when the performance obligation, i.e. the sale of each unit, is satisfied. Accordingly, the transaction price allocated to the remaining performance obligations for the development marketing business represents variable consideration allocated entirely to wholly unsatisfied performance obligations.
Under development marketing service arrangements, dedicated staff are required for a subject property and these costs are typically reimbursed from the customer through advance payments that are recoupable from future commission earnings. Advance payments received and associated direct costs paid are deferred, allocated to each unit in the subject property, and recognized at the time of the completed sale of each unit.
Development marketing service arrangements also include direct fulfillment costs incurred in advance of the satisfaction of the performance obligation. The Company capitalizes costs incurred in fulfilling a contract with a customer if the fulfillment costs 1) relate directly to an existing contract or anticipated contract, 2) generate or enhance resources that will be used to satisfy performance obligations in the future, and 3) are expected to be recovered. These costs are amortized over the estimated customer relationship period which is the contract term. The Company uses an amortization method that is consistent with the pattern of transfer of goods or services to its customers by allocating these costs to each unit in the subject property and expensing these costs as each unit sold is closed over the contract.
Commission revenue is recognized at the time the performance obligation is met for commercial leasing contracts, which is when the lease agreement is executed, as there are no further performance obligations, including any amounts of future payments under extended payment terms.
Property management revenue arrangements consist of providing operational and administrative services to manage a subject property. Fees for these services are typically billed and collected monthly. Property management service fees are recognized as revenue over time using the output method as the performance obligations under the customer arrangement are satisfied each month. The Company applies the optional exemption in paragraph 606-10-50-14 of Topic 606, and does not disclose the amount of the transaction price allocated to the remaining performance obligations for the Real Estate property management business because the contracts to provide property management services are typically annual contracts and provide cancellation rights to customers.
Title insurance commission fee revenue is earned when the sale of the title insurance policy is completed, which corresponds to the point in time when the underlying real estate sale is completed, which is when the performance obligation is satisfied. Escrow commission fee revenue is recorded at a point in time which occurs at the time a home sale transaction or refinancing closes.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregation of Revenue
In the following table, revenue is disaggregated by major services line and primary geographical market:

	Year Ended December 31, 2021
	Total	New York City	Northeast	Southeast	West
Revenues:
Commission and other brokerage income - existing home sales	$1,210,469	$392,011	$249,195	$355,206	$214,057
Commission and other brokerage income - development marketing	81,947	48,167	—	32,292	1,488
Property management revenue	37,345	36,756	589	—	—
Title fees	23,377	5,200	1,755	—	16,422
Total revenue	$1,353,138	$482,134	$251,539	$387,498	$231,967

	Year Ended December 31, 2020
	Total	New York City	Northeast	Southeast	West
Revenues:
Commission and other brokerage income - existing home sales	$686,389	$186,229	$204,814	$160,404	$134,942
Commission and other brokerage income - development marketing	47,362	24,590	—	22,081	691
Property management revenue	35,115	34,209	906	—	—
Title fees	5,121	2,047	1,717	—	1,357
Total revenue	$773,987	$247,075	$207,437	$182,485	$136,990

	Year Ended December 31, 2019
	Total	New York City	Northeast	Southeast	West
Revenues:
Commission and other brokerage income - existing home sales	$669,489	$293,009	$164,724	$106,587	$105,169
Commission and other brokerage income - development marketing	72,925	48,850	—	19,594	4,481
Property management revenue	35,461	34,741	720	—	—
Title fees	6,233	—	6,233	—	—
Total revenue	$784,108	$376,600	$171,677	$126,181	$109,650

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	December 31, 2021	December 31, 2020

Receivables, which are included in accounts receivable - trade, net	$2,749	$1,520
Contract assets, net, which are included in other current assets	2,187	6,529
Payables, which are included in other current liabilities	2,070	1,113
Contract liabilities, which are in current liabilities	6,689	7,633
Contract assets, net, which are in other assets	28,996	24,002
Contract liabilities, which are in other liabilities	39,557	32,104
Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve months. Receivables increased $1,229 for the twelve-month period ended December 31, 2021 primarily due to revenue accrued as performance obligations are satisfied of $3,450 offset by cash collections. Correspondingly, payables increased by $957 primarily due to additional expense accruals as performance obligations are satisfied of $2,644 offset by cash payments.
Contract assets increased by $652 during the year ended December 31, 2021 due to $27,377 of payments made for direct fulfillment costs incurred in advance of the satisfaction of the performance obligations for Real Estate development marketing contracts, offset by costs recognized for units closed during the quarter.
Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the Real Estate development marketing contracts and are recognized as revenue at the points in time when the Company performs under the contracts. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span four to six years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings are dependent upon several external factors outside the Company’s control, including but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of December 31, 2021, the Company estimates approximately $6,689 of contract liabilities will be recognized as revenue within the next twelve months.
Contract liabilities increased by $6,509 during the year ended December 31, 2021 due to $37,239 of advance payments received from customers prior to the satisfaction of performance obligations for Real Estate development marketing contracts, offset by revenue recognized for units sold during the year. The Company recognized revenue of $9,988 for the year ended December 31, 2021 that were included in the contract liabilities balances at December 31, 2020. The Company recognized revenue of $8,846 for the year ended December 31, 2020 that were included in the contract balances at December 31, 2019. The Company recognized revenue of $14,973 for the year ended December 31, 2018 that were included in the contract balances at January 1, 2018.
Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). There were no revenues recognized relating to performance obligations satisfied or partially satisfied in prior periods for the years ended December 31, 2021, 2020 and 2019 , respectively.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the combined consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends (such as the current and expected impact of COVID-19 on the real estate market). The Company estimated that the credit losses for these receivables were $8,607 and $7,038 at December 31, 2021 and December 31, 2020, respectively.
The following is the rollforward of the allowance for credit losses for the year ended December 31, 2021:

	January 1, 2021	Current Period Provision		Write-offs	Recoveries	December 31, 2021
Allowance for credit losses:
Real estate broker agent receivables	$7,038	$3,331	(1)	$1,762	$—	8,607
_____________________________
(1)The bad debt expense related to the real estate broker agent receivables is included in General and administrative expenses on the combined consolidated statements of operations.

The following is the rollforward of the allowance for credit losses for the year ended December 31, 2020:

	January 1, 2020	Current Period Provision		Write-offs	Recoveries	December 31, 2020
Allowance for credit losses:
Real estate broker agent receivables	$6,132	$1,460	(1)	$554	$—	7,038
_____________________________
(1)The bad debt expense related to the real estate broker agent receivables is included in General and administrative expenses on the combined consolidated statements of operations.

4.    EARNINGS PER SHARE
On December 29, 2021, the date of the Spin-off, 77,720,626 shares of the Common Stock, par value $0.01 per share, were distributed to Vector Group shareholders of record as of December 20, 2021. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Spin-off as all shares were owned by Vector Group prior to the Spin-off. For the 2020 and 2019 calculations, these shares are treated as issued and outstanding at January 1, 2020 and 2019 for purposes of calculating historical basic and diluted earnings per share.
The Company has restricted stock awards which will provide cash dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards would represent participating securities under authoritative guidance. The Company would recognize payments of the cash dividends on these awards as reductions in additional paid-in-capital on the Company’s combined consolidated balance sheets. The Company did not pay any dividends for the years ended December 31, 2021, 2020 and 2019, respectively.
As a result, in its calculation of basic EPS and dilutive EPS for the years ended December 31, 2021, 2020 and 2019, respectively, the Company did not adjust its net income for the effect of these participating securities because the adjustment was negligible.

	For the year ended December 31,
	2021	2020	2019
Net income (loss) attributed to Douglas Elliman Inc.	$98,838	$(46,372)	$8,459
Income attributable to participating securities	(12)	—	—
Net income (loss) available to common stockholders attributed to Douglas Elliman Inc.	$98,826	$(46,372)	$8,459
Basic EPS is computed by dividing net income available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Basic and diluted EPS were calculated using the following common shares for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
	2021	2020	2019
Weighted-average shares for basic EPS	77,720,626	77,720,626	77,720,626
Plus incremental shares related to non-vested restricted stock	—	—	—
Weighted-average shares for diluted EPS	77,720,626	77,720,626	77,720,626

5.    LEASES
The Company has operating leases for corporate and sales offices and equipment. The leases have remaining lease terms of one year to eleven years, some of which include options to extend for up to five years, and some of which include options to terminate the leases within one year. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the ROU asset and lease liability balances. The Company’s lease population includes purchase options on equipment leases that are included in the lease payments when reasonably certain to be exercised. The Company’s lease population does not include any residual value guarantees. The Company’s lease population does not contain any material restrictive covenants.
The Company has leases with variable payments, most commonly in the form of Common Area Maintenance (“CAM”) and tax charges which are based on actual costs incurred. These variable payments were excluded from the ROU asset and lease liability balances since they are not fixed or in-substance fixed payments. Variable payments are expensed as incurred.
The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$32,694	$32,926	$33,180
Short-term lease cost	794	912	1,042
Variable lease cost	3,623	3,552	4,209
Less: Sublease income	(458)	(325)	(208)
Total lease cost	$36,653	$37,065	$38,223
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$38,416	$22,201	$33,366

ROU assets obtained in exchange for lease obligations:
Operating leases	9,102	12,977	39,875
Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2021	2020

Weighted average remaining lease term in years:
Operating leases	7.65	8.18

Weighted average discount rate:
Operating leases	9.12%	9.18%

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2021, maturities of lease liabilities were as follows:

Operating Leases
Year Ending December 31:
2022	$35,370
2023	31,508
2024	26,407
2025	21,957
2026	19,858
Thereafter	79,799
Total lease payments	214,899
Less imputed interest	(62,737)
Total	$152,162
As of December 31, 2021, the Company had no undiscounted lease payments relating to leases that have not yet commenced.
The Company’s rental expense for the years ended December 31, 2021, 2020 and 2019 was $32,692, $32,937 and $33,885, respectively. Rent expense for the year ended December 31, 2021 consisted of $18,667 of amortization and $14,025 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2020 consisted of $17,326 of amortization and $15,611 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2019 consisted of $17,973 of amortization and impairment of ROU assets and $15,912 of lease expense for interest accretion on operating lease liabilities.

6.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	December 31, 2021	December 31, 2020
PropTech convertible trading debt securities	$2,222	$—
Long-term investment securities at fair value (1)	1,534	237
PropTech investments at cost	4,338	—
Total long-term investments	$8,094	$237
_____________________________
(1)     These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
Net gains recognized on long-term investment securities were as follows:

	Year Ended December 31,
	2021	2020	2019
Net gains recognized on PropTech convertible trading debt securities	$60	$—	$—
Net gains recognized on long-term investments at fair value	205	—	—
Net gains recognized on long-term investment securities	$265	$—	$—
(a) PropTech Convertible Trading Debt Securities:
During the year ended December 31, 2021, New Valley Ventures invested $2,500 into convertible notes of four PropTech ventures. The securities are classified as trading debt securities and are accounted for at fair value. The maturities of the notes are between February and March 2023.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized and realized net gains recognized in net income on long-term investment securities at fair value during the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
	2021	2020	2019
Net gains recognized on long-term investment securities	$205	$—	$—
Less: Net gains (losses) recognized on long-term investment securities sold	—	—	—
Net unrealized gains recognized on long-term investment securities still held at the reporting date	$205	$—	$—
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at December 31, 2021. The total carrying value of these investments was $4,338 as of December 31, 2021. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the year ended December 31, 2021.

7.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of:

	December 31, 2021	December 31, 2020
Machinery and equipment	$32,985	$38,038
Leasehold improvements	51,571	52,167
	84,556	90,205
Less accumulated depreciation and amortization	(45,175)	(47,502)
	$39,381	$42,703
Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2021, 2020 and 2019 was $8,144, $8,373 and $8,456, respectively.

8.    EQUITY METHOD INVESTMENTS

Equity-method investments consisted of the following:

	December 31, 2021	December 31, 2020
Ancillary services ventures	$2,521	$1,412
At December 31, 2021, the Company’s ownership percentages in the investments accounted for under the equity method ranged from 17% to 50%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting. The Company made contributions of $1,600 for the year ended December 31, 2021. These contributions were made into two new investments. For the year ended December 31, 2021, the Company received $163 in distributions from its equity method investments, $75 were from distribution of earnings and $88 were returns of capital. For the year ended December 31, 2020, the Company received $30 in distributions from its equity method investments, all of which were distributions of earnings. Distributions from earnings are included in cash from operations in the combined consolidated statements of cash flows, while distributions that are returns of capital are included in cash flows from investing activities in the combined consolidated statements of cash flows. The Company recognized equity in losses of $278 and $225 from these investments for the years ended December 31, 2021 and 2020, respectively, and equity in earnings of $8,472 from these investments for the year ended December 31, 2019.

VIE Consideration:
The Company has determined that the Company is not the primary beneficiary of any of its equity method investments because it does not control the activities that most significantly impact the economic performance of the investment. The

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company determined that the entities were VIEs but the Company was not the primary beneficiary. Therefore, the Company’s equity method investments have been accounted for under the equity method of accounting.

Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consisted of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was $2,521 as of December 31, 2021.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets, net were as follows:

	December 31, 2021	December 31, 2020
Goodwill	$32,571	$31,756

Indefinite-life intangibles:
Trademark - Douglas Elliman	68,000	68,000
Intangibles with a finite life, net	6,421	310
Total other intangible assets, net	$74,421	$68,310
The carrying amounts of goodwill and intangibles with a finite life, net related to the August 6, 2021 acquisition of an additional 49% ownership in Douglas Elliman Texas were as follows:

	Goodwill	Intangibles with a finite life, net
Balance as of January 1, 2021	$31,756	$310
Acquisitions (1)	815	6,527
Amortization	—	(416)
Balance as of December 31, 2021	$32,571	$6,421
_____________________________
(1)     Refer to Note 1, Summary of Significant Accounting Policies, for further information.

Goodwill is evaluated for impairment annually or whenever the Company identifies certain triggering events or circumstances that would more likely than not reduce the fair value of the Company below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors (for example, interest rate and foreign exchange rate fluctuations, and loss of key personnel), supply costs, unanticipated competitive activities, and acts by governments and courts.
During the first quarter of 2020, the Company determined that a triggering event occurred due to a decline in sales and profitability projections for the Company driven by the COVID-19 pandemic and related economic disruption. The Company utilized third-party valuation specialists to prepare a quantitative assessment of goodwill and trademark intangible asset related to Douglas Elliman.
For the goodwill testing, the Company utilized an income approach (a discounted cash flows method) to estimate the fair value of the Douglas Elliman business. The estimated fair value of the trademark indefinite-life intangible asset related to the Douglas Elliman brand name was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name.
The third-party quantitative assessments of the goodwill and trademark intangible asset reflected management’s assumptions regarding revenue growth rates, economic and market trends including current expectations of deterioration resulting from the COVID-19 pandemic, changes to cost structures and other expectations about the anticipated short-term and long-term operating results of the Company. The quantitative assessments resulted in impairment charges to goodwill of $46,252 and to the trademark intangible asset of $12,000.
The Company determined that there have not been any triggering events since the first quarter of 2020. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value or the impacts of COVID-19 are more

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
severe than expected, additional impairment charges could result in future periods, and such impairment charges could be material.
Other intangible assets and contract liabilities assumed were as follows:

	Useful Lives in Years	December 31, 2021	December 31, 2020
Trademark - Douglas Elliman	Indefinite	68,000	68,000

Other intangibles	1 - 10	11,216	4,689
		11,216	4,689
Less: Accumulated amortization on amortizable intangibles		(4,795)	(4,379)
Other intangibles, net		$6,421	$310
The trademark intangible has been attributed to the acquisition of the Douglas Elliman brand name which the Company plans to continue using for the foreseeable future. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed its impairment test for the year ended December 31, 2021, which did not result in additional impairment charges related to the Company’s trademark. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value, additional impairment charges could result in future periods, and such impairment charges could be material.
As of December 31, 2021, other intangibles with finite lives included non-compete agreements recognized business combinations. Other intangibles in prior periods included backlog and listing inventory for Development sales.
For the years ended December 31, 2021, 2020, and 2019, respectively, amortization of other intangibles was $416, $164 and $182.

10.    NOTES PAYABLE AND OTHER OBLIGATIONS
Notes payable and other obligations consisted of:

	December 31, 2021	December 31, 2020
Notes payable	12,500	25,000
Other	203	420
Total notes payable and other obligations	12,703	25,420
Less:
Current maturities	(12,527)	(12,500)
Amount due after one year	$176	$12,920
Notes Payable:
Notes payable consist of $12,500 of notes payable issued by DER Holdings LLC. On December 31, 2018, DER Holdings LLC acquired the remaining 29.41% interest in Douglas Elliman for a total purchase price of $40,000, which included $10,000 of cash paid by Former Parent and the remaining $30,000 of notes payable to the sellers. Interest on the outstanding principal balance of the notes accrued at the mid-term applicable federal rate (“AFR”) in effect as of December 31, 2018. This interest rate was adjusted to the then-current AFR on January 1, 2020 and on each payment date thereafter. Principal of $17,500 had been repaid through December 31, 2021. The remaining principal of $12,500 has been included in the Company’s Consolidated Balance Sheet at December 31, 2021 and is due in 2022.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value of Notes Payable and Other Obligations:
The estimated fair value of the Company’s notes payable and long-term debt were as follows:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$12,500	$12,500	$25,000	$25,000
Other	203	203	420	420
Notes payable and other obligations	$12,703	$12,703	$25,420	$25,420

Notes payable and other obligations are carried on the combined consolidated balance sheets at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 16 if such liabilities were recorded on the combined consolidated balance sheets at fair value.
The estimated fair value of the Company’s notes payable and other obligations has been determined by the Company using available information. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.
Scheduled Maturities:
Scheduled maturities of notes payable and long-term debt were as follows:

Principal
Year Ending December 31:
2022	$12,527
2023	19
2024	3
2025	3
2026	3
Thereafter	148
Total	$12,703
11.    EMPLOYEE BENEFIT PLANS
Profit Sharing and 401(k) Plans:
Douglas Elliman Realty, LLC maintains two 401(k) plans for substantially all of its U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. Douglas Elliman Realty, LLC contributed to the 401(k) plans and expensed $598, $370 and $583 for the years ended December 31, 2021, 2020 and 2019, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.    INCOME TAXES
The financial statements of Douglas Elliman Inc. include the tax accounts of the following entities: (i) DER Holdings LLC, the parent of Douglas Elliman Realty LLC, is a single-member limited liability company that is a disregarded entity for U.S. income tax purposes, (ii) Douglas Elliman Realty LLC is a limited liability company that files as a partnership for U.S. income tax purposes, (iii) Douglas Elliman of California, Inc. is a corporation that reported on a separate company basis until February 28, 2019, then elected to become a consolidated subsidiary included in Vector Group’s consolidated U.S. income tax return until the Spin-off, and thereafter is a consolidated subsidiary of Douglas Elliman Inc. (iv) DER Holdings II LLC, a subsidiary of DER Holdings LLC, which has elected to be taxed as corporation for U.S. income tax purposes, and (v) New Valley Ventures LLC, NV Mortgage LLC and NV Title LLC, which are single member limited liability companies that are treated as disregarded entities for U.S. income tax purposes. Upon completion of the Spin-off, Douglas Elliman Inc. and its subsidiaries detailed above became a separate taxable entity for federal and state income tax purposes.
The Company calculated its provision for income taxes for the two days subsequent to the Spin-off based upon the taxable income attributable to its activity and the activity of its subsidiaries during this period. The net deferred tax liabilities attributable to the Company and its subsidiaries were transferred from Vector Group to the Company in connection with the tax-free Distribution.
For the periods presented prior to the Spin-off, the Company calculated its provision for income taxes by using a separate-return method and elected not to allocate tax expense to single-member limited liability companies or partnerships that did not incur income tax liability because they were not severally liable for the taxes of their owners. Douglas Elliman of California, Inc. and DER Holdings II LLC were the only two entities taxed as a corporation for U.S. Income Tax purposes while the remaining entities were pass through entities for federal income tax purposes. Therefore, no income tax expense was allocated to DER Holdings LLC, New Valley Ventures LLC, NV Mortgage LLC or NV Title LLC and income tax expense was allocated to DER Holdings II LLC, Douglas Elliman of California, Inc. and, for purposes of New York City UBT only, Douglas Elliman Realty, LLC.
The amounts provided for income taxes were as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. Federal	$(64)	$(20)	$(179)
State	2,270	(14)	308
	2,206	(34)	129
Deferred:
U.S. Federal	(48)	56	169
State	(25)	22	56
	(73)	78	225
Total	$2,133	$44	$354

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities is as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Allowance for doubtful accounts	$200	$—
Basis differences on fixed and intangible assets	265	—
Various U.S. federal and state tax loss carryforwards	5,196	7,297
Operating lease liabilities	5,538	6,344
Current expected credit losses	—	169
Other	77	2
	11,276	13,812
Less: Valuation allowance	(5,196)	(7,231)
Net deferred tax assets	$6,080	$6,581

Deferred tax liabilities:
Basis differences on fixed and intangible assets	$—	$(519)
Basis differences on prepaid assets	(197)	(186)
Revenue recognition	(167)	(108)
Basis differences on acquisition	(12,151)	(379)
Operating lease right of use assets	(4,977)	(5,532)
	$(17,492)	$(6,724)

Net deferred tax liabilities	$(11,412)	$(143)

The Company’s subsidiary, Douglas Elliman of California, Inc., files a consolidated U.S. income tax return that includes its wholly-owned U.S. subsidiaries. Standalone subsidiaries had tax-effected federal and state and local net operating loss (“NOL”) carryforwards of $5,196 and $7,297 at December 31, 2021 and 2020, respectively, with $3,167 expiring through tax year 2040 and the remaining carried forward indefinitely. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company had valuation allowances of $5,196 and $7,231 at December 31, 2021 and 2020, respectively. The valuation allowances at December 31, 2021 and 2020 related to federal and state net operating loss carryforwards and the deferred tax assets of Douglas Elliman of California, Inc. prior to March 1, 2019, which are limited for use in the future to the extent of the taxable income of Douglas Elliman of California, Inc. under the “Separate Return Limitation Year” rules of Internal Revenue Code Section 381.
The combined consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by GAAP and income tax laws.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Income (loss) before provision for income taxes	$100,785	$(46,328)	$8,813
Federal income tax expense at statutory rate	21,165	(9,729)	1,851
Less Federal income tax benefit (expense) attributable to pass through entities	(20,278)	7,915	(2,654)
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	1,769	(418)	100
Non-deductible expenses	361	568	—
Loss carryforwards from tax consolidation of subsidiary	1,145	—	—
Changes in valuation allowance, net of equity and tax audit adjustments	(2,035)	1,708	1,057
Other	6	—	—
Income tax expense	$2,133	$44	$354

The Company’s income tax expense is principally attributable to the Company’s federal and state income taxes based on the Company’s earnings.
The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. Liabilities for uncertain tax positions reflected as of December 31, 2021 and 2020 were not significant and it is not anticipated that they will materially change in the next 12 months. Douglas Elliman Realty, LLC received notice of an IRS audit for its 2018 tax return. Although the outcome of tax audits is always uncertain, Douglas Elliman Realty, LLC believes that its tax positions will generally be sustained under audit.

13.     CONTINGENCIES
Certain of the Company’s subsidiaries are subject to numerous proceedings, lawsuits and claims in connection with their ordinary business activities. Many of these matters are covered by insurance or, in some cases, the Company or its subsidiaries are indemnified by third parties. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

14.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2021	2020	2019
Cash paid during the period for:
Interest	$24	$1	$8
Income taxes, net	681	—	—
Non-cash investing and financing activities:
Transfers from Former Parent, net	15,444	5,679	—

15.    RELATED PARTY TRANSACTIONS
On December 29, 2021, the Company completed the Spin-off from Vector Group, which included the real estate services and PropTech investment business formerly owned by Vector Group through its subsidiary, New Valley LLC (“New Valley”). The Company and Vector Group entered into a distribution agreement (the “Distribution Agreement”) and several ancillary agreements for the purpose of accomplishing the Spin-off. The Distribution Agreement includes an agreement that the Company and Vector Group will provide each other with appropriate indemnities with respect to liabilities arising out of the business retained by Vector Group and the business transferred to Douglas Elliman by Vector Group. These agreements also govern the Company’s relationship with Vector Group subsequent to the Spin-off and provide for the allocation of employee benefit, tax and some other liabilities and obligations attributable to periods prior to, at and after the Spin-off. These agreements also include arrangements with respect to transition services (the “Transition Services Agreement”). The Company and Vector

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Group entered into a Transition Services Agreement with respect to transition services and a number of ongoing commercial relationships. Under the agreement, the Company will pay Vector Group $4,200 in 2022.
Following the Spin-off, there is an overlap between certain officers of the Company and Vector Group. Howard M. Lorber serves as the President and Chief Executive Officer of Douglas Elliman and of Vector Group. Richard J. Lampen serves as the Chief Operating Officer of Douglas Elliman and of Vector Group, J. Bryant Kirkland III serves as the Chief Financial Officer and Treasurer of Douglas Elliman and of Vector Group, Marc N. Bell serves as the General Counsel and Secretary of Douglas Elliman and of Vector Group, and J. David Ballard serves as Senior Vice President, Enterprise Efficiency and Chief Technology Officer of Douglas Elliman and of Vector Group. Furthermore, immediately following the Spin-off, three of the members of our Board of Directors, Messrs. Lorber and Lampen as well as Wilson L. White, also serve as directors of Douglas Elliman.
The Company has a contingent liability recorded within “Other liabilities” in the combined consolidated balance sheets, and any change in fair value will be recorded in “Change in fair value of contingent liability” within the combined consolidated statements of operations. The value of the contingent liability is calculated using the outstanding payable owed to the sellers and the estimated fair value of Douglas Elliman Realty, LLC. The liability is contingent upon the sale of a controlling interest in Douglas Elliman Realty, LLC by the Company prior to October 1, 2022. Vector Group has agreed to indemnify the Company for this liability. The Company has recorded a receivable equal to the amount of the contingent liability.
The Company has been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. The Company had gross commissions of approximately $8,956, $10,783 and $18,952 from these projects for the years ended December 31, 2021, 2020 and 2019, respectively.
A son of the Company’s President and Chief Executive Officer is an associate broker with the Company and he received commissions and other payments of $925, $870 and $712, respectively, in accordance with brokerage activities in 2021, 2020 and 2019, respectively.

16.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of December 31, 2021
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$51,492	$51,492	$—	$—
Certificates of deposit (2)	569	—	569	—
Long-term investments
PropTech convertible trading debt securities	2,222	—	—	2,222
Long-term investment securities at fair value (3)	1,534	—	—	—
Total long-term investments	3,756	—	—	2,222
Total assets	$55,817	$51,492	$569	$2,222
_____________________________
(1)Amounts included in Cash and cash equivalents on the combined consolidated balance sheets, except for $15,336 that is included in current restricted cash and cash equivalents and $1,907 that is included in non-current restricted assets.
(2)Amounts included in current restricted assets and non-current restricted assets on the combined consolidated balance sheets.
(3)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of December 31, 2020
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$61,199	$61,199	$—	$—
Certificates of deposit (2)	569	—	569	—
Long-term investments
Long-term investment securities at fair value (3)	237	—	—	—
Total	$62,005	$61,199	$569	$—
_____________________________
(1)Amounts included in Cash and cash equivalents on the combined consolidated balance sheets, except for $10,374 that is included in current restricted assets and $1,907 that is included in non-current restricted assets.
(2)Amounts included in current restricted assets and non-current restricted assets on the combined consolidated balance sheets.
(3)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.
The fair value of the Level 2 certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is the rate offered by the financial institution. The fair value of investment securities at fair value included in Level 1 is based on quoted market prices from various stock exchanges. The Level 2 investment securities at fair value are based on quoted market prices of securities that are thinly traded, quoted prices for identical or similar assets in markets that are not active or inputs other than quoted prices such as interest rates and yield curves.
The fair values of the Level 3 PropTech convertible trading debt securities were derived using a discounted cash flow model utilizing a probability-weighted expected return method based on the probabilities of different potential outcomes for the convertible trading debt securities.
The long-term investments are based on NAV per share provided by the partnerships based on the indicated market value of the underlying assets or investment portfolio. In accordance with Subtopic 820-10, these investments are not classified under the fair value hierarchy disclosed above because they are measured at fair value using the NAV practical expedient.
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2021:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at
	December 31, 2021	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$2,222	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2023 - Mar 2023
			Volatility	37.7% - 86.8%
			Discount rate	27.25% - 46.83%
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2021 and 2020, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    SEGMENT INFORMATION

The Company’s business segments were Real Estate Brokerage and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the years ended December 31, 2021, 2020, and 2019 was as follows:

	Real Estate Brokerage	Corporate and Other	Total
2021
Revenues	$1,353,138	$—	$1,353,138
Operating income	102,098	—	102,098
Identifiable assets	548,217	46,952	595,169
Depreciation and amortization	8,561	—	8,561
Capital expenditures	4,106	—	4,106

2020
Revenues	$773,987	$—	$773,987
Operating loss	(49,285)	—	(49,285)
Identifiable assets	453,745	237	453,982
Depreciation and amortization	8,537	—	8,537
Capital expenditures	6,126	—	6,126

2019
Revenues	$784,108	$—	$784,108
Operating loss	(3,480)	—	(3,480)
Identifiable assets	488,043	564	488,607
Depreciation and amortization	8,638	—	8,638
Capital expenditures	8,079	—	8,079

DOUGLAS ELLIMAN INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2021
Allowances for:
Deferred tax valuation allowance	$7,231	$—	$2,035	$5,196
Total	$7,231	$—	$2,035	$5,196
Year Ended December 31, 2020
Allowances for:
Doubtful accounts	$245	$—	$245	$—
Deferred tax valuation allowance	5,590	1,641	—	7,231
Total	$5,835	$1,641	$245	$7,231
Year Ended December 31, 2019
Allowances for:
Doubtful accounts	$428	$—	$183	$245
Deferred tax valuation allowance	4,418	1,172	—	5,590
Total	$4,846	$1,172	$183	$5,835