Form 10-K/A
period 2021-12-31
Douglas Elliman Inc.
filed 2022-05-02
CIK 1878897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

DOUGLAS ELLIMAN INC.
(Exact name of registrant as specified in its charter)

Delaware	1-41054	87-2176850
(State or other jurisdiction of incorporation incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)
4400 Biscayne Boulevard
Miami, Florida 33137
305-579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, par value $0.01 per share	DOUG	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated
filer. See definition of “accelerated filer and large accelerated filer” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging Growth Company	☐
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
of the Exchange Act.    Yes  ☒    No
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the Registrant: As of June 30, 2021, the Registrant’s common stock was not publicly traded.
As of April 28, 2022, Douglas Elliman Inc. had 81,235,626 shares of common stock outstanding.
Auditor Firm PCAOB ID: 34                  Auditor Name:
Deloitte & Touche LLP
              Auditor Location:
Miami, Florida
DOCUMENTS INCORPORATED BY REFERENCE
Item 10 of Part III of this Form
10-K/A
incorporates by reference to the registrant’s Form
10-K
for the fiscal year ended December 31, 2021.

EXPLANATORY NOTE
Douglas Elliman Inc. (the “Company” or “Douglas Elliman”) is filing this Amendment No. 1 to Form
10-K
(this “Amendment”) to amend its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, originally filed with the SEC on March 31, 2022 (the “Original Annual Report”), to provide the information required by Part III of Form
10-K.
This information was previously omitted from the Original Annual Report in reliance on General Instruction G(3) to Form
10-K,
which permits the information in Part III to be incorporated in Form
10-K
by reference from the registrant’s definitive proxy statement or included in an amendment to Form
10-K,
in either case filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after the end of the fiscal year.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934 (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment under Item 15 of Part IV. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment also amends the cover page to update the number of shares of our common stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.
Except as described above, no other changes have been made to the Original Annual Report. The Original Annual Report continues to speak as of the date on which it was filed, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the date on which it was filed. Accordingly, this Amendment should be read in conjunction with the Original Annual Report and with our other filings made with the SEC subsequent to the filing of the Original Annual Report.
In this Amendment, we provide our website address, https://investors.elliman.com, to disclose that certain information is available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Amendment, and references to our website address in this Amendment are inactive textual references only.

Douglas Elliman Inc.
FORM 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding each of the executive officers of the Company, including name, age, positions and offices held with the Company, and term of office as an officer of the Company, is provided in Item 5 of the Original Annual Report and incorporated by reference herein.
Directors
The following table sets forth certain information with respect to each of the Board members. Each director is a citizen of the United States.

Name	Age	Principal Occupation
Howard M. Lorber	73	Chairman of the Board; President and Chief Executive Officer

Richard J. Lampen	68	Executive Vice President and Chief Operating Officer

Ronald J. Kramer	63	Chief Executive Officer, Griffon Corporation

Michael S. Liebowitz	53	Founder and Managing Principal of M2A Family Office

Lynn Mestel	68	Founder and Non-executive chairman of the Board for HCMC Legal, Mestel & Company and Hire Counsel

Wilson L. White	41	Vice President of Government Affairs and Public Policy, Google

Mark D. Zeitchick	57	Private Investor
The Company’s amended and restated bylaws (the “Bylaws”) provide, among other things, that the Board, from time to time, shall determine the number of directors of the Company. The size of the Board is presently set at seven and the Company’s amended and restated certificate of incorporation divides the Board into three classes with staggered three year terms, whose directors’ terms expire at the 2022, 2023 and 2024 annual meetings. The directors are divided among the three classes as follows:

•	Class I directors, whose initial term will expire at the annual meeting of stockholders to be held in 2022, consist of Messrs. Lampen and White;

•	Class II directors, whose initial term will expire at the annual meeting of stockholders to be held in 2023, consist of Messrs. Liebowitz and Zeitchick; and

•	Class III directors, whose initial term will expire at the annual meeting of stockholders to be held in 2024, consist of Ms. Mestel and Messrs. Lorber and Kramer.
Two of the Company’s directors, Messrs. Lampen and White, are to be elected at the 2022 annual meeting to serve until the 2025 annual meeting of stockholders and until their respective successors are duly elected and qualified or until their earlier resignation or removal. All the directors listed above were elected in connection with the distribution of the Company from Vector Group, by the board of directors of Vector Group upon recommendation of the corporate governance and nominating committee of Vector Group. Mr. Lorber, the Chairman, President and CEO, Mr. Lampen, the Executive Vice President and COO, and Mr. White are members of Vector Group’s board of directors. Messrs. Lorber and Lampen identified Ms. Mestel based on a recommendation by outside counsel; and Mr. Lorber identified Messrs. Kramer, Liebowitz and Zeitchick as candidates and presented Ms. Mestel and Messrs. Kramer, Liebowitz and Zeitchick to the corporate governance and nominating committee of Vector Group as highly qualified candidates.
Business Experience and Qualifications of Directors
Howard M. Lorber has served as Chairman, President and Chief Executive Officer of the Company since December 2021. He has served as President and CEO of Vector Group (NYSE: VGR) since January 2006 and as a director since January 2001. Mr. Lorber also serves as Executive Chairman and a member of the Board of Managers of the Company’s subsidiary, Douglas Elliman Realty, LLC. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; Chairman of the Board of Directors since 1987 and CEO from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; and a Director of Clipper Realty, Inc., a real estate investment trust, since July 2015. Mr. Lorber was a member of the Board of Directors of Morgans Hotel Group Co. from March 2015 until November 2016, and Chairman from May 2015 to November 2016 and was Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman from July 2006 to February 2020. He is also a trustee of Long Island University. Mr. Lorber’s pertinent experience, qualifications, attributes and skills include the knowledge and experience in the estate services industry he has attained through his service as the Company’s President and CEO and as member of the board of directors of Vector Group and as Executive Chairman and member of the Board of Managers of the Company’s subsidiary, Douglas Elliman Realty, LLC, as well as his service as a director of other publicly traded corporations.
Richard J. Lampen has served as a member of the Company’s Board and as the Company’s Executive Vice President and Chief Operating Officer since December 2021. He also serves a member of the Board of Managers of the Company’s subsidiary, Douglas Elliman Realty, LLC. Mr. Lampen has served as Executive Vice President of Vector Group (NYSE: VGR) since 1995 and was appointed Chief Operating Officer of Vector Group in 2021. From September 2006 to February 2020, he served as President and CEO as well as a director of Ladenburg Thalmann Financial Services (“LTS”) prior to its acquisition by Advisor Group, a portfolio company of Reverence Capital Partners. Mr. Lampen also served as Chairman of LTS from September 2018 to February 2020. From October 2008 to October 2019, Mr. Lampen served as President and CEO as well as a director of Castle Brands Inc., prior to its acquisition by Pernod. Ricard Mr. Lampen’s pertinent experience, qualifications, attributes and skills include the knowledge and managerial experience in the real estate services industry he has attained through his service to Vector Group since 1995 as well as his service as CEO of LTS and Castle Brands Inc. and as a director of other publicly traded corporations.
Ronald J. Kramer has served as a member of the Company’s Board since December 2021. Mr. Kramer has been the Chief Executive Officer of Griffon Corporation (NYSE: GFF), a diversified management and holding company, since April 2008, a director since 1993 and Chairman of the Board since January 2018. Mr. Kramer was Vice Chairman of the Griffon Board from 2003 until January 2018. From 2002 through March 2008, he was President and a director of Wynn Resorts, Ltd. (NASDAQ: WYNN), a developer, owner and operator of destination casino resorts. From 1999 to 2001, Mr. Kramer was a Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. In addition to Griffon Corporation, he is currently a member of the board of directors of each of Business Development Corporation of America and Franklin BSP Capital Corporation. Mr. Kramer has been a senior executive officer of a number of corporations and brings to the Board extensive experience in all aspects of finance and business transactions.
Michael S. Liebowitz has served as a member of the Company’s Board since December 2021. Mr. Liebowitz is the Founder and Managing Principal of M2A Family Office, a private firm he established in 2018 to manage his business and philanthropic activities to make a positive impact in the lives of future generations. He is an entrepreneur, private investor and seasoned business executive with extensive experience founding, acquiring and monetizing businesses in the insurance and financial industries. In the past 25 years, Mr. Liebowitz has founded or acquired many companies, including (i) in 1995, Harbor Group Consulting LLC, an insurance and risk management consulting firm where he served as President and Chief Executive Officer from 1995, until its acquisition by Alliant Insurance Services, Inc. (“Alliant”) in 2018, (ii) in 1999, as a founding principal, National Financial Partners Corp. (NYSE: NFP), which was taken public in 2003 and was acquired by a controlled affiliate of Madison Dearborn Partners, LLC in 2013, and is now one of the largest insurance brokers in the world, (iii) in 2006, Innova Risk Management (“Innova”), a boutique real estate insurance firm and leading provider of property and casualty insurance in the co-op
and condominium markets in the New York area, which he acquired in a joint venture with Douglas Elliman Real Estate, LLC until its sale in 2019, (iv) in 2017, High Street Valuations, a firm that specializes in providing insurable value calculations for banks, capital market lenders, owners, and property management companies, and (v) in October 2020, New Beginnings Acquisition Corp. (“NBA”), a special purpose acquisition company until its merger with Airspan Networks Holdings Inc. (NYSE American: MIMO) (“Airspan”) in August 2021. He currently serves as President and Chief Executive of the Harbor Group Division of Alliant (and Managing Director and Executive Vice President of Alliant) and High Street Valuations; and, is the principal shareholder of Open Acq LLC, a firm that provides consultancy and actuarial services to qualified pension plans. He also served as President and Chief Executive Officer of Harbor and Innova until 2018 and 2019, respectively, when it was acquired by Alliant as well as NBA from October 2020 to August 2021, upon its merger with Airspan. He has served since August 2021 on the board of Airspan Network Holdings Inc., and he served on the board of Ladenburg Thalmann Financial Services Inc. from January 2019 to February 2020. He also served on the board of The Hilb Group, a leading middle market insurance agency headquartered in Richmond, Virginia, from 2011 to 2013. Mr. Liebowitz has also acted as an advisor to many of the largest financial services companies around the globe on their complex insurance matters within their investment banking/M&A groups. He was special consultant to GMAC for the World Trade Center financing prior to and after 9/11 and its claims and litigation process and strategy and advised the U.S. Federal Reserve and Goldman Sachs in the depths of the financial crisis in the newly created TALF lending program. Mr. Liebowitz graduated from CW Post
College-LI
University with a B.S. in Finance. Mr. Liebowitz’s pertinent experience, qualifications, attributes and skills include his strong background as an investor and executive officer of numerous businesses in varied industries.

Lynn Mestel has served as a member of the Company’s Board since December 2021. Ms. Mestel is recognized as an entrepreneur and visionary in the legal recruiting and staffing industry, where she founded two companies and served as their Chief Executive Officer for more than two decades. She is presently the founder and non-executive
chairman of the Board for HCMC Legal, Mestel & Company and Hire Counsel. In 1987, she founded Mestel & Company, a consultancy firm placing attorneys in all disciplines as well as advising on law firm mergers and acquisitions and, in 1993, she founded Hire Counsel, which provided temporary legal staffing and
e-discovery
managed review to a nationwide clientele of law firms, corporations and government agencies. In 2011, Ms. Mestel combined both companies (HCMC Legal, Inc.) brought in private equity investors, Long Point Capital and created a 100% ESOP (Employee Stock Ownership Plan) providing equity participation and profit sharing to both full time and temporary employees. She remained as Chief Executive Officer of both Mestel & Company and Hire Counsel until 2017 and now serves as
Non-Executive
Chair of the Board of both companies and focuses on strategic direction, mergers and acquisitions and long-term planning. Prior to founding Mestel & Company and Hire Counsel, Ms. Mestel was an advertising executive with each of DDB Worldwide Communications Group Ltd. and Saatchi & Saatchi, both of which are internationally respected advertising firms. She earned a Bachelor of Arts from the Virginia Polytechnic Institute and State University, where she was elected Phi Beta Kappa, and a Juris Doctorate from the Benjamin N. Cardozo School of Law. She also attended The Julliard School. Ms. Mestel’s pertinent experience, qualifications, attributes and skills include her background as an entrepreneur and senior executive.
Mark D. Zeitchick has served as a member of the Company’s Board since December 2021. Mr. Zeitchick has extensive experience as a business executive in the financial services industry where he enjoyed a
27-year
career as an executive of Ladenburg Thalmann Financial Services Inc. (NYSE American: LTS) and its predecessors. During his tenure, he served as Executive Vice President of Ladenburg Thalmann from 2006 to February 2020. He also served as director of Ladenburg Thalmann Financial Services from 1999 until February 2020 and of Castle Brands Inc. (NYSE American: ROX) from March 2014 until October 2019. Mr. Zeitchick’s pertinent experience, qualifications, attributes and skills include managerial experience, industry knowledge and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.
Wilson L. White has served as member of the Company’s Board since December 2021. Mr. White currently serves as Vice President of Government Affairs and Public Policy at Google, a subsidiary of Alphabet Inc. (NASDAQ: GOOG, GOOGL), where he is the global policy lead for Google’s Android, Hardware and Advanced Research business units. In addition to his employment at Google, Mr. White is engaged in numerous philanthropic and community activities. He serves as Board Chair of the Black Bank Fund, which aims to raise and invest $250 million into Black banks throughout the United States by 2025. Mr. White also serves on the Boards of Vector Group (NYSE: VGR), the University of North Carolina School of Law Foundation and the South Carolina Governor’s School for Science & Mathematics Foundation. Mr. White earned a Bachelor of Science in Computer Engineering from North Carolina State University, where he was a Park Scholar, and received his Juris Doctor, with honors, from the University of North Carolina at Chapel Hill. Prior to being named to his current position in 2013, he served as Patent Litigation Counsel at Google from 2011 to 2013 and was a Senior Associate at Kilpatrick Townsend & Stockton LLP from 2007 to 2011. He also served as a judicial law clerk to the Honorable Alexander Williams, Jr. of the U.S. District Court of Maryland from 2006 to 2007. Mr. White has achieved the designation of NACD Directorship Certification, which is the premier director designation available in the United States, and has also earned his NACD CERT in Cybersecurity Oversight. In addition to Mr. White’s NACD Directorship Certification and NACD CERT in Cybersecurity Oversight, his pertinent experience, qualifications, attributes and skills include a strong background in computer engineering and the technology and legal sectors.
Board of Directors and Committees
The Board held one meeting in 2021 and currently has seven directors. Each director attended the meeting of the Board and of each committee on which that director served as a member during 2021. To ensure free and open discussion and communication among the independent directors of the Board, the independent directors meet in executive sessions periodically, with no members of management present. The chair of the corporate governance and nominating committee presides at the executive sessions.
The Company’s Corporate Governance Guidelines provide that the Board shall be free to choose its chair in any way it deems best for the Company at any time. The Board believes that it is desirable to have the flexibility to decide whether the roles of Chairman of the Board and Chief Executive Officer should be combined or separate in light of the Company’s circumstances from time to time. The roles of CEO and Chairman of the Board are presently held by Mr. Lorber due to his expertise and
50-year
tenure in the real estate services business. As Chairman and CEO, Mr. Lorber sets the strategic direction of the Company and the day-to-day
leadership and performance of the Company, provides guidance to other executives, reviews the agenda for and presides over meetings of the Board of Directors. The Company currently does not have a lead independent director.

The Board oversees the risks that could affect the Company through its committees and reports from officers responsible for particular risks within the Company.
The Board has three committees established in accordance with the Company’s Bylaws: an audit committee, a compensation and human capital committee and a corporate governance and nominating committee. The Board has determined that the Company’s non-employee
directors (Ronald J. Kramer, Michael S. Liebowitz, Lynn Mestel, Wilson L. White and Mark D. Zeitchick) have no material relationship with the Company and meet the New York Stock Exchange listing standards for independence. Each of the members of the audit committee, compensation and human capital committee, and corporate governance and nominating committee meets the New York Stock Exchange listing standards for independence.
Audit Committee
The audit committee, whose members are presently Messrs. Liebowitz, as chair, and White and Ms. Mestel, did not meet in 2021. The committee is governed by a written charter which requires that it discuss policies and guidelines to govern the process by which risk assessment and risk management are handled and that it meet periodically with management to review and assess the Company’s major financial risk exposures and the manner in which such risks are being monitored and controlled. Accordingly, in addition to its other duties, the audit committee periodically reviews the Company’s risk assessment and management, including in the areas of legal compliance, cybersecurity, internal auditing and financial controls. In this role, the audit committee considers the nature of the material risks the Company faces, and the adequacy of the Company’s policies and procedures designed to respond to and mitigate these risks and receives reports from management and other advisors. Although the Board’s primary risk oversight has been assigned to the audit committee, the full Board also receives regular reports from members of senior management on areas of material risk to the Company, including operational, financial, competitive and legal risks. In addition to an ongoing compliance program, the Board encourages management to promote a corporate culture that understands risk management and incorporates it into the overall corporate strategy and day-to-day
business operations. The Board and its audit committee regularly discuss with management the Company’s major risk exposures, their potential financial impact on the Company, and the steps (both short-term and long-term) the Company takes to manage them. The audit committee oversees the Company’s financial statements, system of internal controls, and auditing, accounting and financial reporting processes and risks related thereto; the audit committee appoints, compensates, evaluates and, where appropriate, replaces the Company’s independent accountants; reviews annually the audit committee charter; and reviews and pre-approves
audit and permissible
non-audit
services. See “Audit Committee Report.” Each of the members of the audit committee is financially literate as required of audit committee members by the New York Stock Exchange and independent as defined by the rules of the New York Stock Exchange and the SEC. The Board has determined that Mr. Liebowitz is an “audit committee financial expert” as defined by the rules of the SEC. Mr. White holds a certification as an NACD CERT in Cybersecurity Oversight and the Board has determined that he is a cybersecurity expert.
Compensation and Human Capital Committee
The compensation and human capital committee, whose members are presently Messrs. Kramer, as chair, Liebowitz and Zeitchick met once in 2021. The committee is governed by a written charter. The compensation and human capital committee is responsible for risks relating to employment policies and the Company’s compensation and benefits systems. To aid the compensation and human capital committee with its responsibilities, the compensation and human capital committee retains an independent consultant, as necessary, to understand the implications of compensation decisions being made. Commencing in December 2021, the compensation and human capital committee engaged Pearl Meyer & Partners LLC (“Pearl Meyer”) to provide consulting services with respect to the Company’s compensation program in the 2021 and subsequent compensation years. Additionally, in 2021, the compensation and human capital committee directed Pearl Meyer to benchmark the Company’s compensation practices and structures against competitors. The compensation and human capital committee has assessed the independence of Pearl Meyer pursuant to SEC and New York Stock Exchange rules and concluded that work performed by Pearl Meyer for the compensation and human capital committee does not raise any conflict of interest. The compensation and human capital committee reviews, approves and administers management compensation and executive compensation plans and is responsible for management development and succession planning, overseeing human capital management initiatives (including diversity and inclusion), overseeing the Executive Compensation Clawback Policy and overseeing stockholder communications and engagement efforts with stockholders on executive compensation. The compensation and human capital committee also administers the Company’s 2021 Management Incentive Plan (the “2021 Plan”) and Employee Stock Purchase Program. See “Compensation Discussion and Analysis” for more information. In December 2021, the compensation and human capital committee formed a Stock Grant Subcommittee, which consists of Messrs. Kramer and Liebowitz. The Stock Grant Subcommittee administers the grant of equity awards to executive officers.
The corporate governance and nominating committee, whose members are presently Messrs. White, as chair, Kramer, and Zeitchick and Ms. Mestel did not meet in 2021. The committee is governed by a written charter. This committee is responsible for the oversight of risks relating to Board succession planning. The committee assists the Board in identifying individuals qualified to become directors and recommends to the Board the nominees for election as directors at the next annual meeting of stockholders, develops and recommends to the Board the corporate governance guidelines and code of business conduct and ethics applicable to the Company, and oversees the evaluation of the Board and management. In recommending candidates for the Board, the committee takes into consideration applicable to independence criteria and the following criteria established by the Board in the Company’s corporate governance guidelines:

•	personal qualities and characteristics, accomplishments and reputation in the business community;

•	current knowledge and contacts in the communities in which the Company does business and in the Company’s industry or other industries relevant to the Company’s business;

•	ability and willingness to commit adequate time to Board and committee matters;

•
the fit of the individual’s skills and personality with those of other directors and potential directors in building a Board that is effective, collegial and responsive to the needs of the Company; and

•	diversity of viewpoints, background, experience and other demographics.
The committee also considers such other factors as it deems appropriate, including judgment, skill, experience with businesses and other organizations of comparable size and the extent to which the candidate would be a desirable addition to the Board and any committees of the Board. The committee does not assign specific weights to particular criteria and no particular criteria is necessarily applicable to all nominees. The composition of our current Board includes both gender and racial diversity.
The Company believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities. The committee will consider nominees recommended by stockholders, which nominations should be submitted by directing an appropriate letter and resume to Marc N. Bell, the secretary of the Company, 4400 Biscayne Boulevard, 10th Floor, Miami, Florida 33137. If the Company were to receive recommendations of candidates from the Company’s stockholders, the committee would consider such recommendations in the same manner as all other candidates.
Corporate Governance Resources
The Company has adopted a policy statement, entitled “Code of Business Conduct and Ethics” that applies to all of the Company’s directors, officers and employees. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, the Company intend to post such information on its web site., which is https://investors.elliman.com/governance/governance-documents/default.aspx. The Company’s Corporate Governance Guidelines, Codes of Business Conduct and Ethics, Equity Retention, Hedging and Pledging Policy, Stock Ownership Guidelines, Executive Compensation Clawback Policy and current copies of the charters of the Company’s audit committee, compensation and human capital committee, and corporate governance and nominating committee are all available in the investor relations section of the Company’s website (https://investors.elliman.com/governance/governance-documents/default.aspx) and are also available in print to any stockholder who requests them.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of the Company, as well as persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of initial beneficial ownership and changes in beneficial ownership on Forms 3, 4 and 5 with the SEC. These persons are also required by SEC regulations to furnish the Company with copies of all reports that they file. As a practical matter, the Company assists its directors and officers by monitoring transactions and completing and filing Section 16 reports on their behalf.
To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no Forms 5 were required, during and with respect to the fiscal year ended December 31, 2021, all reporting persons timely complied with all filing requirements applicable to them with respect to the Company’s equity securities, except that the initial Form 3s for Vector Group, New Valley LLC, Messrs. Ballard, Bell, Kirkland, Kramer, Larkin, Durkin, Lampen, Lorber, Liebowitz, Sachar, White and Zeitchick and Mses. Chesleigh and Mestel were not filed within the required period.

ITEM 11.	EXECUTIVE COMPENSATION
Prior to the completion of the Company’s distribution from Vector Group on December 29, 2021, we were a wholly-owned subsidiary of Vector Group. This document discloses the compensation of our principal executive officer, principal financial officer and three next highest compensated executive officers, based on compensation for the year ended December 31, 2021 (collectively, the “NEOs”). Information presented for periods prior to the distribution reflects the historical compensation philosophy, strategy and program designed by Vector Group and approved by the compensation and human capital committee of Vector Group’s board of directors (the “Vector Compensation Committee”), as well as the consideration of such factors as the Vector Compensation Committee or management of Vector Group determined were appropriate for an organization of Vector Group’s size and complexity.
Compensation Discussion and Analysis
Compensation Overview and Highlights
Douglas Elliman Inc. separated from Vector Group on December 29, 2021, and is now a new independent and stand-alone public company.
In this document, we disclose the compensation of our principal executive officer, principal financial officer and three next highest compensated executive officers, based on compensation for the year ended December 31, 2021 (collectively, the “NEOs”). Information presented for periods prior to the distribution reflects the historical compensation philosophy, strategy and program designed by Vector Group and approved by the compensation and human capital committee of Vector Group’s board of directors (the “Vector Compensation Committee”), as well as the consideration of such factors as the Vector Compensation Committee or management of Vector Group determined were appropriate for an organization of Vector Group’s size and complexity.
Douglas Elliman’s management has long believed its team of professionals sets it apart from other residential real estate brokerage firms and was honored when Douglas Elliman was recognized as one of America’s Best Employers by
Forbes
magazine. With the goal to maximize the value of Douglas Elliman’s investment in people, in connection with the distribution, our Board created its compensation and human capital committee. Our compensation and human capital committee reviews all aspects of our executive compensation program and is actively engaged in structuring appropriate executive compensation arrangements for Douglas Elliman executives (including our NEOs) going forward. Over the next fiscal year, and, as necessary, on an ongoing basis thereafter, Douglas Elliman’s pay practices and programs will be reviewed and refined to best align with our needs as a standalone organization. This work has already begun as our compensation and human capital committee has engaged an independent compensation consultant to help it define the Company’s compensation philosophy going forward.
Because the distribution was not completed until the final two days of 2021 and the transformational nature of launching a stand-alone publicly-traded company, the amounts reflected in our 2021 Summary Compensation Table will not be reflective of Douglas Elliman’s executive compensation in future years. Compensation reported for 2021 was primarily for service to Vector Group and compensation actions associated with the distribution. This Compensation Discussion and Analysis focuses on the compensation philosophy of Douglas Elliman’s current compensation and human capital committee and processes it will employ to incentivize, motivate and retain key employees to maximize long-term stakeholder value while also describing historical Vector Group compensation to provide context for the compensation tables.
Executive Compensation Philosophy
The compensation and human capital committee’s overall compensation philosophy is to align pay outcomes with Company performance and the creation of sustainable stockholder value. To align executives’ interests with those of long-term stockholders, the Committee is designing incentives that reward outstanding performance and motivate future performance against preset goals while balancing the need to provide executives with competitive compensation and benefits. More specifically, the compensation and human capital committee’s primary objectives for our executive compensation program are:

•	to ensure alignment of pay and performance against preset annual and long-term goals;

•	to provide long-term and short-term incentives that pay out in alignment with stockholder value creation;

•	to provide competitive levels of compensation; and

•	to attract talented executives and retain them for the benefit of the Company and its subsidiaries.
The Company strives to achieve these objectives through a compensation structure that will ensure a substantial portion of the executives’ overall compensation remains at risk with compensation earned only if pre-established
performance goals are achieved.

Compensation Practices Align with Stockholder Interests
Based on their respective experiences as executives and directors of other public companies, the members of the Douglas Elliman compensation and human capital committee understand and appreciate investors’ perspectives on executive compensation including best-in-class
compensation practices. Now, as the compensation and human capital committee of an independent public company, the committee is focused on incentive structures that ensure that executives act as stakeholders and take actions that are intended to create sustainable stockholder value. Therefore, executive compensation at Douglas Elliman will focus on maximizing stockholder returns and delivering compensation in a manner that supports long-term value creation for the Company with compensation for the Company’s CEO, COO and the CEO of Douglas Elliman Realty, LLC remaining substantially at-risk;
annual incentive awards being contingent upon us meeting various performance goals that are consistent with our business plan; and, annual long-term equity incentive awards in the form of restricted stock awards that will further align management with the interests of our long-term stockholders.
How We Will Implement Our Executive Compensation Philosophy
Appropriate Benchmarking.
After the distribution, in December 2021, the compensation and human capital committee adopted a formal compensation benchmarking policy, and after careful analysis, approved a
17-company
peer group, which integrated a comparison of compensation practices across our industry. The peer group reflects companies in the real estate services and technology business of which we directly compete with for talent. The peer group is discussed in the “Use of Peer Group” of the “Compensation and Analysis” section of this document.
Long-Term Incentives
. The retention of employees with long-term incentives is an important component of Douglas Elliman’s executive compensation program. The compensation and human capital committee uses the Company’s 2021 Management Incentive Plan (the “2021 Plan”) to structure its incentive compensation programs and, in light of the timing of the December 2021 distribution, the Committee determined that compensation in 2021 should be in the form of forward-looking equity grants to ensure long-term alignment with the Company’s stockholders. In administering the Company’s 2021 Plan, the compensation and human capital committee is able to incentivize, motivate and retain our NEOs and other key employees with long-term equity awards. On December 31, 2021, and immediately after the distribution, the compensation and human capital committee granted restricted stock, which vests ratably over four years, to more than 30 employees, including our NEOs.
Alignment of Interests
. The actions taken by the compensation and human capital committee demonstrate an emphasis on performance-based incentives – cash and equity incentives – to ensure a steady increase in the at-risk
compensation percentage. Our robust stock ownership guidelines, our holding requirements, and our policy to prohibit hedging and pledging of Company common stock further aligns the interests of executives with those of long-term stockholders.
Compensation Risk Mitigation.
Another critical aspect of the compensation and human capital committee’s focus is on compensation risk mitigation which further aligns the interests of management with those of long-term stockholders. To accomplish this objective, at inception, our Board implemented significant measures to discourage excessive risk-taking by our executives, including adopting an Executive Compensation Clawback Policy, an Equity Retention, Hedging and Pledging Policy that prohibits hedging by executive officers and requires executive officers to retain at least 25% (after taxes and exercise costs) of the shares of Common Stock acquired under an incentive, equity or option award granted to them after the distribution and Stock Ownership Guidelines that require each executive officer to hold a specified amount of Common Stock until normal retirement age.
Compensation
As noted above, prior to the distribution, the Vector Compensation Committee was responsible for the compensation of our CEO and other NEOs. Thus, all compensation shown in the Company’s 2021 Summary Compensation Table, with the exception of the restricted stock awards of Douglas Elliman stock granted by the Company on December 31, 2021, reflects the compensation philosophy of the Vector Compensation Committee. Therefore, this Compensation Discussion and Analysis takes a view toward our compensation philosophy as an independent publicly-traded company.

Compensation Highlights

What we do	What we don’t
Pay for performance and align interests of executives with those of long-term stockholders	No single-trigger cash severance upon a change in control

Majority of executive pay is in the form of at-risk compensation	No hedging of stock permitted

Hold-until-retirement requirements applicable to 25% of all equity granted to executives and our stock ownership	No stock options repricing without stockholder approval

Clawback policy — which provides for recoupment of previously earned incentives — is a precondition to receiving incentive-based compensation

Capped annual incentive opportunities and mitigation of risk through Compensation Risk Assessments

Independent compensation consultant
Compensation Components
For the period from January 1, 2021 to December 29, 2021, the Vector Compensation Committee administered the executive compensation program for all NEOs except Mr. Durkin. The compensation consisted of base salary, annual performance-based bonus awards pursuant to Vector Group’s 2014 Management Incentive Plan (“the Vector 2014 Plan”), equity awards under the Vector 2014 Plan and various benefits, including Vector Group’s Supplemental Retirement Plan, the Liggett Vector Brands Inc. Savings Plan and business and personal use of corporate aircraft by each of the President and the Executive Vice President.
After the distribution and under the oversight of our compensation and human capital committee, the components of the Company’s executive compensation program will consist of a base salary, an annual performance-based bonus to our CEO and COO pursuant to the Company’s 2021 Plan, equity awards under the Company’s 2021 Plan and various benefits, including eligibility to participate in the Company’s employee benefit plans (health, dental and life insurance and 401(k) retirement) and personal use of corporate aircraft by each of the CEO and the COO. As a newly public company, the compensation and human capital committee is engaging with its independent compensation advisor, Pearl Meyer, to further refine our compensation program design and structure. The employment agreements with Messrs. Lorber and Lampen also provide for severance compensation in the event of termination other than for cause during the term of the agreement or, in certain cases, following a change in control of the Company during the term of the agreements.
Base Salary
All amounts reflected in the Base Salary column of our 2021 Summary Compensation Table (except for Mr. Durkin) represent base salary paid by Vector Group. Mr. Durkin’s Base Salary was paid by our subsidiary, Douglas Elliman Realty, LLC.
Effective with the distribution, base salaries for Messrs. Lorber, Lampen and Durkin have been established based on their overall business experience and managerial competence in their respective roles, as well as their personal contributions to the Company and are intended to provide competitive levels of fixed compensation. The compensation and human capital committee believes that executive base salaries should be set at competitive levels. Base salaries will be reviewed annually by the compensation and human capital committee, based on recommendations by the Company’s CEO with respect to the salaries of executive officers other than himself, and may be increased based on review of the Company’s results and individual executive performance.
Effective January 1, 2022, Mr. Lorber’s base salary is $1,837,500, Mr. Lampen’s base salary is $650,000 and Mr. Durkin’s base salary was $500,000. Mr. Durkin’s base salary was increased to $600,000, effective March 1, 2022.
Annual Incentive Awards
Prior to the distribution, and including in 2021, the Company’s NEOs (other than Mr. Durkin) were eligible to earn annual cash incentive awards under the Vector 2014 Plan and the Vector Compensation Committee administered the annual incentive awards. All amounts reported in the
Non-Equity
Incentive Plan column of the 2021 Summary Compensation Table report compensation paid by Vector Group as they represent periods prior to the distribution. The target annual incentive awards for each of Messrs. Lorber, Lampen, Kirkland and Bell were based on their contracts with Vector as well as performance metrics relating to Adjusted EBIT of Vector’s tobacco subsidiary (37.5%), distributions to Vector’s stockholders (37.5%) and EBITA of Douglas Elliman Realty, LLC (25%).
Effective with the distribution, Messrs. Lorber and Lampen will participate in an annual incentive award opportunity under our Company’s 2021 Plan, which will be based upon performance criteria such as adjusted EBITDA of Douglas Elliman Realty, LLC; gross transaction value of Douglas Elliman Realty, LLC; expansion into new markets by Douglas Elliman Realty, LLC; distributions to stockholders of the Company; and qualitative measures related to achieving goals and objectives related to Diversity, Equity and Inclusion and Climate Change initiatives. Consistent with SEC guidelines, we will disclose the 2022 annual incentive goals in our 2023 proxy statement.
Messrs. Kirkland and Bell do not currently receive Base Salary from the Company and are not currently eligible to receive an annual incentive award under the Company’s 2021 Plan.
Bonus
Mr. Durkin’s discretionary bonus for 2021, which was paid in 2022, was based on his outstanding leadership in 2021 as well as Douglas Elliman Realty, LLC’s record revenues of $1.353 billion and Adjusted EBITDA of $110.7 million. The bonus was approved by the compensation and human capital committee upon recommendation from management. Mr. Durkin will continue to be eligible for a discretionary bonus in 2022.
Stock Awards
Long-term equity compensation is intended to provide a variable pay opportunity that rewards long-term performance by the Company as a whole and serves as a significant incentive to remain with the Company. The compensation and human capital committee believes these awards provide Douglas Elliman a competitive advantage in attracting and retaining talented employees.
Prior to the distribution, in February 2021, the Vector Compensation Committee awarded Messrs. Lorber, Lampen, Kirkland and Bell restricted stock awards of $7,155,000 (500,000 shares of Vector Group), $2,146,500 (150,000 shares of Vector Group), $1,144,800 (80,000 shares of Vector Group) and $1,144,800 (80,000 shares of Vector Group), respectively, under the Vector 2014 Plan.
In connection with the distribution, on December 31, 2021, the compensation and human capital committee established a Stock Grant Subcommittee, consisting of Messrs. Kramer and Liebowitz, to administer stock grants. The Stock Grant Subcommittee granted restricted stock to more than 30 key employees, including the Company’s NEOs to balance the dual goals of recognizing the employees’ individual efforts to enable the distribution as well as retaining key personnel for continuity of management. The Committee believes the continuity and retention of management is important as the Company embarks on its journey to create stockholder value as it commences operations as a new standalone public company. These grants consisted of awards to Messrs. Lorber (1,250,000 shares), Lampen (500,000 shares), Kirkland (150,000 shares), Bell (50,000 shares) and Durkin (125,000 shares). The value of the restricted stock awards at the time of grant is reflected in the 2021 Summary Compensation Table. In addition, the NEOs that received the equity grants played a significant and integral role in implementing the distribution. Restricted stock was the chosen equity because it balanced both retention and alignment with long-term value creation; a focal point of our shareholders. During 2022, the compensation and human capital committee will work with Pearl Meyer and management on an equity program that continues to support shareholder interests while striking the appropriate balance between performance and retention.
The restricted shares awarded to Messrs. Lorber, Lampen, Kirkland, Bell and Durkin vest in four equal annual installments commencing on December 15, 2022 subject to continued employment through each vesting date subject to earlier vesting upon his death or disability, a termination of employment without cause or resignation for good reason or a change in control. Shares received in respect of the December 31, 2021 restricted stock grants will be subject to the Company’s Equity Retention, Hedging and Pledging Policy. See “Equity Retention Policy.”

Supplemental Retirement Plan
The Company does not sponsor any defined benefit pension plans. The amounts reflected in “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the 2021 Summary Compensation Table relate to a Supplemental Retirement Plan sponsored by Vector Group. The Vector Group Supplemental Retirement Plan, which is a non-qualified
defined benefit pension plan that was adopted by Vector Group’s Board in January 2002. Messrs. Lorber, Lampen, Kirkland and Bell participate in the Vector Group Supplemental Retirement Plan, which provides for the payment to a participant at his or her normal retirement date of a lump sum amount that is the actuarial equivalent of a single life annuity commencing on that date.
Other Benefits
The Company’s executive officers are eligible to participate in all its employee benefit plans, such as medical, dental, vision, group life, disability and accidental death and dismemberment insurance and the 401(k) Plan on the same terms as all other employees. These benefits are designed to provide a safety net of protection against the financial catastrophes that can result from illness, disability or death. The Company also provides vacation and other paid holidays to its executive officers, as well as certain other perquisites further described below.
Perquisites
The Company has entered into dry lease agreements with Vector Group and certain of its subsidiaries, pursuant to which Douglas Elliman has the right to lease on a flight-by-flight
basis certain aircraft owned by subsidiaries of Vector Group. These aircraft are available for the personal use of Mr. Lorber and other executive officers at Mr. Lorber’s discretion. The Company’s corporate aircraft policy permits personal use of corporate aircraft by executives, subject to an annual limit of $200,000 and $50,000 for personal use by Messrs. Lorber and Lampen, respectively. For purposes of determining the amounts allowable under this policy, the value of the personal usage is calculated using the applicable standard industry fare level formula established by the Internal Revenue Service (as distinguished from the aggregate incremental cost approach used for determining the value included in the 2021 Summary Compensation Table), and Mr. Lorber and any other executive officers pay income tax on such value. In addition, Mr. Lorber is entitled to a car and driver provided by the Company, a $3,750 per month allowance for lodging and related business expenses, and one club membership and Mr. Lampen is reimbursed for automobile and club expenses on an after-tax
basis. See the 2021 Summary Compensation Table for details regarding the value of perquisites received by the named executive officers. All perquisites reflected in the 2021 Summary Compensation Table, other than those that apply to Mr. Durkin, were paid by Vector Group.
Use of Peer Group
After the distribution, the compensation and human capital committee undertook a multi-step process to design an appropriate peer group for Douglas Elliman.
Peer group design considerations included:

•	Peer Group Size: an appropriate peer group should contain between 12 and 20 companies

•	Peer Company Size: peer group companies should generally be between 0.33x and 3.0x the size of Douglas Elliman (as defined by market capitalization, total assets, or total revenues)

•	Peer Company Industry: peer group companies should include similarly sized public companies, industry competitors, competitors for executive talent and competitors for capital investment.
The compensation and human capital committee directed its independent compensation consultant to select companies for inclusion in Douglas Elliman’s 2021 peer group based on the following characteristics:

•
Must be within approximately 0.33x to 3.0x compared to the Company on at least two size-related
metrics, including equity market capitalization, total assets, and/or total revenues; or be competitors for executive talent and competitors for capital investment.

In developing the peer group of companies to inform 2021 compensation decisions, our compensation and human capital committee, with the assistance of Pearl Meyer, established a peer group of 17 publicly traded, national and regional companies with the following characteristics:

	Implied Equity Market Cap 1	Revenue 1
75 th Percentile	$4,565.00	$4,448.00
Median	$3,039.00	$2,523.00
25 th Percentile	$1,708.00	$1,204.00
Douglas Elliman	$1,000.00	$1,500.00

All financial data is $ millions. 1. Per S&P Capital IQ, as of 12/2021
Based on these criteria, our peer group for 2021 was comprised of the following companies:

Colliers International Group Inc.	Compass Inc.	Doma Holdings Inc.
eXp World Holdings, Inc.	LendingTree, Inc.	loanDepot, Inc.
Marcus & Millsap, Inc.	Newmark Group, Inc.	Offerpad Solutions Inc.
Opendoor Technologies Inc.	Radian Group Inc.	RE/MAX Holdings, Inc.
Realogy Holdings Corp.	Redfin Corporation	Stewart Information Services Corporation
Walker & Dunlop, Inc.	Zillow Group, Inc.
The compensation and human capital committee believes the compensation practices of our peer group provide us with appropriate compensation benchmarks for evaluating the compensation of our NEOs on a go-forward
basis. Notwithstanding the similarities of the peer group to our company, due to the nature of our business, we compete for executive talent with companies that are larger and more established than we are or that possess greater resources than we do.
Change in Control Provisions
The employment agreements between the Company and each of Messrs. Lorber and Lampen contain change in control provisions. In the event of a change in control that results in a termination of employment by the Company without cause or a resignation for good reason (a “double trigger” change in control provision), Messrs. Lorber and Lampen will receive severance benefits as set forth below in “Potential Termination and Change in Control Payments.” The purpose of these provisions is to avoid the distraction and loss of key management personnel that may occur in connection with rumored or actual corporate transactions and/or other fundamental corporate changes and to provide adequate protection to key management personnel if their employment is terminated following a change in control. A change in control provision protects stockholder interests by enhancing employee focus during rumored or actual change in control activity through incentives to remain with the Company despite uncertainties while a transaction is under consideration or pending by assurance of the payment of severance and benefits for terminated executives. A detailed summary of these provisions is set forth under the heading “Payments Made Upon a Change in Control.” In addition, outstanding restricted stock awards held by named executive officers vest upon a change in control.
Inter-Relationship of Elements of Compensation Packages
The various elements of the compensation packages for the Company’s executive officers are not directly inter-related. For example, if it does not appear as though the target annual cash incentive award will be achieved, the number of restricted shares that will be granted is not affected. If shares of restricted stock that are granted in one year decline in value due to a decline in the Company’s stock price, the amount of the annual cash incentive award or compensation to be paid the executive officer for the next year is not impacted. Similarly, if shares of restricted stock granted to an executive in one year become extremely valuable due to a rising stock price, the amount of compensation or annual cash incentive award to be awarded for the next year is not affected. However, the compensation and human capital committee does evaluate the total value of executive remuneration when making decisions with respect to any compensation element.
Prohibition on Hedging
The Company’s Equity Retention, Hedging and Pledging Policy, adopted in December 2021, applies to the Company’s executive officers and directors. Executive officers are prohibited from participating in certain trading activities with respect to shares of Common Stock acquired by them under an incentive plan or award (“Award Shares”) that by their nature would constitute hedging. Directors are prohibited from participating in certain trading activities with respect to Common Stock granted to them in connection with their service on the Board that by their nature would constitute hedging. For both executive officers and directors, such prohibited activities, related to the Company’s equity securities, include:

•	Trading in publicly traded options;

•	Trading in puts;

•	Trading in calls; or

•	Trading in other derivative instruments.
Equity Retention Policy
Under its Equity Retention, Hedging and Pledging Policy, the Company formalized its long-standing practice of significant share retention by senior management. Until normal retirement age as defined in the Vector Group’s Supplemental Executive Retirement Plan (age 60), each executive officer is required to retain at least 25% (after taxes and exercise costs) of the executive officer’s Award Shares.

Stock Ownership Guidelines
The Company has Stock Ownership Guidelines that are applicable to all named executive officers and each non-employee
member of the Board. Under the guidelines, which are phased in within the five years after the date that a covered person becomes a named executive officer or member of the Board, the following ownership requirements exist.

Title	Value of Shares Owned
Chief Executive Officer	3.0	X	Base Salary
Executive Vice Presidents	1.5	X	Base Salary
Other named executive officers	1.0	X	Base Salary
Non-employee directors	2.0	X	Annual Retainer
“Shares owned” for purposes of the policy include shares of the Company’s stock owned outright, any shares held under an employee benefit plan, and restricted shares. The valuation of shares includes all shares held beneficially or directly by any covered person or the person’s family members or trusts but excludes pledged shares. Compliance is assessed on the last day of each quarter. As of December 31, 2021, all covered individuals were following the guidelines.
Executive Compensation Clawback Policy
The Company adopted an Executive Compensation Clawback Policy (the “Clawback Policy”) on December 22, 2021, which requires, as a condition to receive bonus or incentive-based compensation from the Company, that each named executive officer must have entered into an agreement with the Company providing that any performance-based compensation awarded, paid or payable by the Company or any of its subsidiaries subsequent to the date of adoption of the Clawback Policy shall be subject to recovery or “clawback” by the Company. Under the Clawback Policy, if the Company’s financial results are restated, the result of which is that any performance-based compensation would have been lower had it been calculated based on such restated results, the compensation and human capital committee shall review the performance-based compensation received by the named executive officers. If the compensation and human capital committee determines that the performance-based compensation would have been lower and that a named executive officer who received such compensation engaged in fraud, material financial or ethical misconduct or recklessness in the performance of the named executive officer’s duties or intentional illegal conduct which materially contributed to the restatement, then the compensation and human capital committee may seek to recover the after-tax
portion of the excess amount of performance-based compensation. Under the Clawback Policy, the compensation and human capital committee has the discretion to determine to seek recovery of the performance-based compensation after notice and an opportunity to be heard is provided to the named executive officer.
Role of Independent Compensation Consultant
The compensation and human capital committee may retain independent compensation consultants to render advice and guidance in assessing whether the Company’s compensation program is reasonable and competitive.
Since December 2021, the compensation and human capital committee has engaged Pearl Meyer to conduct a competitive market assessment of the Company’s executive compensation levels and structure, including an examination of market trends and best practices in the Company’s primary industries, as well as advise on the design and structure of incentive compensation programs for executives.
Pearl Meyer is directed by, and only provides services to, the compensation and human capital committee.
Tax and Accounting Implications
The Company accounts for stock-based compensation, including restricted stock awards under the Company’s stock plans, in accordance with the requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”).

Compensation and Human Capital Committee Report
The compensation and human capital committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and, based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this document.

THE COMPENSATION AND HUMAN CAPITAL COMMITTEE

Ronald J. Kramer, Chairman
Michael S. Liebowitz
Mark D. Zeitchick
2021 Summary Compensation Table
The following table summarizes the compensation of the named executive officers for the years ended December 31, 2021 and 2020. The named executive officers are the Company’s Chief Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers ranked by their total compensation in the table below (not taking into account the amount in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column). Prior to the distribution of the Company by Vector Group at the end of 2021, the compensation of Messrs. Lorber, Lampen, Kirkland and Bell was paid by Vector Group, and therefore information regarding their Vector Group compensation in 2020 and 2021 is included in the table below. Mr. Durkin’s compensation was paid by Douglas Elliman Realty, LLC. The information set forth below for Messrs. Lorber, Lampen, Kirkland and Bell, with the exception of certain restricted stock awards granted by the Company at the end of 2021, reflects compensation for services rendered to Vector Group.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($) (2) (3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)		Total ($)
Howard M. Lorber	2021	$3,426,270	—	$21,530,000	$4,282,838	$2,707,353	$300,197	(6)	$32,246,658
President and Chief Executive Officer	2020	$3,371,649	—	3,001,250	$3,898,469	$5,153,781	$340,104		$15,765,253
Richard J. Lampen	2021	$1,250,000	—	$7,896,500	$1,171,875	$320,232	$163,093	(7)	$10,801,700
Executive Vice President and Chief Operating Office	2020	$900,000	—	900,375	$520,313	$609,601	$88,075		$3,018,364
J. Bryant Kirkland III	2021	$550,000	—	$2,869,800	$229,144	$78,146	$8,700	(8)	$3,735,790
Senior Vice President, Chief Financial Officer and Treasurer	2020	$550,000	—	480,200	$211,958	$330,737	$8,550		$1,581,445
Marc N. Bell	2021	$475,000	—	$1,719,800	$148,438	$—	$8,700	(8)	$2,351,938
Senior Vice President, General Counsel and Secretary
Scott J. Durkin (9)	2021	$500,000	$1,000,000	$1,437,500	$—	$—	$4,350	(8)	$2,941,850
President and Chief Operating Officer of Douglas Elliman Realty, LLC

(1)
Reflects actual base salary amounts paid for 2021 and 2020, unless otherwise indicated. All amounts for Messrs. Lorber, Lampen, Kirkland and Bell were paid by Vector Group and Mr. Durkin’s amount was paid by Douglas Elliman Realty, LLC.

(2)
Represents the aggregate grant date fair value of restricted stock granted (under (i) the Vector 2014 Plan, during the years ended December 31, 2021 and 2020, and (ii) the Company’s 2021 Plan, during the year ended December 31, 2021) as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. Assumptions used in the calculation of such amount are included in (i) note 14 to Vector Group’s audited financial statements for the year ended December 31, 2021 included in its Annual Report on Form
10-K
filed with the SEC on March 2, 2022 and (ii) note 1(o) to the Company’s audited financial statements for the year ended December 31, 2021 included in its Annual Report on Form
10-K
filed with the SEC on March 31, 2022. These grants are subject to continued service conditions; consequently, FASB ASC Topic 718 amounts included in the table may never be realized by the named executive officer.

(3)
In 2021, Mr. Lorber’s restricted stock award consists of $7,155,000 awarded from Vector Group and $14,375,000 from the Company; Mr. Lampen’s restricted stock award consists of $2,146,500 awarded from Vector Group and $5,750,000 from the Company; Mr. Kirkland’s restricted stock award consists of $1,144,800 awarded from Vector Group and $1,725,000 from the Company; Mr. Bell’s restricted stock award consists of $1,144,800 awarded from Vector Group and $575,000 from the Company; and, Mr. Durkin’s restricted stock award was entirely awarded by the Company. In 2020, all stock awards were awarded by Vector Group.

(4)
These amounts reflect performance-based cash awards under the Vector 2014 Plan paid during 2022 and 2021 in respect of service performed in 2021 and 2020, respectively. This plan is discussed in further detail under the heading “Annual Incentive Awards” in the “Compensation Discussion and Analysis” section. All amounts for Messrs. Lorber, Lampen, Kirkland and Bell were paid by Vector Group.

(5)
Amounts reported represent the increase in the actuarial present value of benefits associated with Vector Group’s pension plans. Assumptions for 2021 amounts are further described in “Pension Benefits at 2021 Fiscal Year End.” The amounts reflect the increase in actuarial present value for the named executive officer’s benefits under the Supplemental Retirement Plan determined using interest rate, retirement date and mortality rate assumptions consistent with those used in the Company’s financial statements. The amount for Mr. Bell has been reported as $0 because the actuarial value of his benefit declined by $61,962 in 2021, primarily due to increases in assumed interest rates in 2021. No amount is payable from this plan before a participant attains age 60 during active service except in the case of death, disability or termination without cause. There can be no assurance that the amounts shown will ever be realized by the named executive officers. These plans remained at Vector Group following the distribution, and the Company does not currently maintain any defined benefit pension or non-qualified
deferred compensation plans.

(6)
Represents Vector Group perquisites consisting of $161,857 for use of corporate aircraft in 2021, a $90,000 allowance paid for lodging and related business expenses and $39,640 for use of a Company-provided car and driver (which amount covers the cost of fuel, parking, tolls, depreciation expense and related expenses for Mr. Lorber’s personal and business-related use) in 2021. Also includes $8,700 for Liggett Vector Brands (Vector Group) 401(k) Plan matching contributions in 2021. For purposes of determining the value of corporate aircraft use, the personal use is calculated based on the aggregate incremental cost to Vector Group. For flights on corporate aircraft, aggregate incremental cost for purposes of this table is calculated based on a cost-per-flight-mile
charge developed from internal Company data. The charge reflects the direct operating cost of the aircraft, including fuel, additives and lubricants, airport fees and catering. In addition, the charge also reflects an allocable allowance for maintenance and engine restorations.

(7)
Represents Vector Group perquisites consisting of $119,781 for personal use of corporate aircraft in 2021 (computed using the same assumptions as in footnote 6), $30,140 for reimbursement of automobile expenses, $4,472 for reimbursement of club expenses and $8,700 for Liggett Vector Brands (Vector Group) 401(k) Plan matching contributions in 2021.

(8)	Represents 401(k) plan matching contributions. All amounts for Messrs. Kirkland and Bell were paid by Vector Group Ltd. and Mr. Durkin’s amount was paid by Douglas Elliman Realty, LLC.
(9)
Mr. Durkin became an executive officer of the Company in connection with the distribution of the Company by Vector Group. Amounts reported in 2021 are for the entire year. The “bonus” column for Mr. Durkin reflects the value of the annual bonus payment in respect of 2022 paid to Mr. Durkin, which was determined at the discretion of the compensation and human capital committee based on Douglas Elliman Realty, LLC’s operating performance in 2021, as discussed further under the heading, “Bonus,” of the “Compensation Discussion and Analysis” section.

Employment Agreements
Agreements with Douglas Elliman.
The Company entered into employment agreements with each Mr. Lorber, its President and CEO, and Mr. Lampen, its Executive Vice President and COO, each of which became effective as of the date of the distribution.
In connection with the appointment of Mr. Lorber as President and Chief Executive Officer, Mr. Lorber and the Company entered into an employment agreement dated January 10, 2022, which became effective as of December 29, 2021. Mr. Lorber’s employment agreement has an initial term of three years, which term will automatically be extended by one year on each anniversary of the effective date of the employment agreement unless either party provides prior notice that such party does not desire to the extend the term. The employment agreement, which was amended on March 18, 2022, provides for an annual base salary of $1,837,500. Commencing January 1, 2023, Mr. Lorber’s base salary will be subject to an annual cost-of-living
adjustment based on the South Florida Metropolitan area. The Board of Directors of Douglas Elliman may also periodically review Mr. Lorber’s base salary for increase, but not decrease. Mr. Lorber is also entitled to receive an annual bonus based on a target bonus opportunity equal to 150% of Mr. Lorber’s annual base salary and to participate in Douglas Elliman’s long-term incentive plans on a basis consistent with his positions with Douglas Elliman. During the period of his employment, Mr. Lorber is entitled to various benefits, including a car and driver provided by Douglas Elliman, a $3,750 per month allowance for lodging and related business expenses, a club membership and dues and use of corporate aircraft in accordance with Douglas Elliman’s corporate aircraft policy. Upon a termination of Mr. Lorber’s employment by Douglas Elliman without cause (as defined in the employment agreement), termination of Mr. Lorber’s employment by him for good reason (as specified in the employment agreement) or upon death or disability, subject to continued compliance with non-competition
and
non-solicitation
covenants, Mr. Lorber (or his beneficiary in the case of death) is entitled to receive for 36 months following termination (i) continued base salary, (ii) an annual cash bonus (in an amount equal to the bonus paid to Mr. Lorber for the performance period immediately prior to the year in which notice of termination is given, but not to exceed Mr. Lorber’s current target bonus opportunity) and (iii) continued welfare benefits for Mr. Lorber and his eligible dependents. Mr. Lorber is also entitled to accelerated vesting of outstanding equity awards. Upon a termination of Mr. Lorber’s employment for any of the reasons described above (other than death or disability) within two years following a change in control (as defined in the employment agreement), Mr. Lorber will be entitled to receive (i) a cash lump sum payable within 30 days following termination equal to 2.99 times the sum of (a) base salary and (b) the bonus earned by Mr. Lorber (including any amounts deferred) for the performance period that ended immediately prior to the performance period in which the date of termination occurs (but not to exceed Mr. Lorber’s target bonus opportunity during such year), (ii) continued participation by Mr. Lorber and his eligible dependents in welfare benefit plans in which they were participating at the time of termination for up to the end of the employment period and (iii) for 36 months after termination, continued life and medical insurance benefits (reduced to the extent comparable benefits are actually received during such
36-month
period from a subsequent employer). Mr. Lorber is also entitled to accelerated vesting of all outstanding equity awards. In addition, Mr. Lorber will be indemnified in the event that excise taxes are imposed on change in control payments under Section 4999 of the Code. The employment agreement contains certain covenants by which Mr. Lorber is bound, including covenants not to compete with or solicit employees or customers of Douglas Elliman.
In connection with the appointment of Mr. Lampen as Executive Vice President and COO, Mr. Lampen and Douglas Elliman entered into an employment agreement dated January 10, 2022, which became effective as of December 29, 2021. Mr. Lampen’s employment agreement has an initial term of two years, which term will automatically be extended by one year on each anniversary of the effective date of the employment agreement unless either party provides prior notice that such party does not desire to the extend the term. The employment agreement provides for an annual base salary of $650,000. Mr. Lampen is also entitled to receive an annual bonus based on a target bonus opportunity equal to 112.5 % of Mr. Lampen’s annual base salary and to participate in Douglas Elliman’s long-term incentive plans on a basis consistent with Mr. Lampen’s position with Douglas Elliman. During the period of his employment, Mr. Lampen is entitled to various benefits, including first-class air travel and lodging, as well as reimbursement for certain automobile and club expenses on an after-tax
basis and use of corporate aircraft in accordance with Douglas Elliman’s corporate aircraft policy. Upon a termination of Mr. Lampen’s employment by Douglas Elliman without cause (as defined in the employment agreement), termination of Mr. Lampen’s employment by him for good reason (as specified in the employment agreement) or upon death or disability, subject to continued compliance with non-competition
and
non-solicitation
covenants, Mr. Lampen (or his beneficiary in the case of death) is entitled to receive for 24 months following termination (i) continued base salary, (ii) an annual cash bonus (in an amount equal to the bonus paid to Mr. Lampen for the performance period immediately prior to the year in which notice of termination is given, but not to exceed Mr. Lampen’s current target bonus opportunity) and (iii) continued welfare benefits for Mr. Lampen and his eligible dependents. In addition, Mr. Lampen is also entitled to receive accelerated vesting of outstanding equity awards. Upon a termination of Mr. Lampen’s employment for any of the reasons described above (other than death or disability) within two years following a change in control (as defined in the employment agreement), Mr. Lampen will be entitled to receive (i) a cash lump sum payable within 30 days following termination equal to 2 times the sum of (a) base salary and (b) the bonus earned by Mr. Lampen (including any amounts deferred) for the performance period that ended immediately prior to the performance period in which the date of termination occurs (but not to exceed Mr. Lampen’s target bonus opportunity during such year), (ii) continued participation by Mr. Lampen and his eligible dependents in welfare benefit plans in which they were participating at the time of termination for up to the end of the employment period and (iii) for 24 months after termination, continued life and medical insurance benefits (reduced to the extent comparable benefits are actually received during such
24-month
period from a subsequent employer). In addition, Mr. Lampen is also entitled to receive accelerated vesting of all outstanding equity awards. The employment agreement contains certain covenants by which Mr. Lampen is bound, including covenants not to compete with or solicit employees or customers of Douglas Elliman.
Messrs. Kirkland, Bell and Durkin do not have employment agreements with the Company.
Vector Group Agreements.
Much of the compensation reported in the 2021 Summary Compensation Table relates to Vector Group compensation because the distribution took place two days before the end of the 2021 fiscal year. Such compensation for Messrs. Lorber, Lampen, Kirkland and Bell was dictated by the Vector Group’s employment agreements with such individuals, which provide as follows:
The amended and restated employment agreement dated as of January 27, 2006 between Vector Group and Mr. Lorber provides that Mr. Lorber’s base salary is subject to an annual cost of living adjustment. Mr. Lorber is also eligible on an annual basis to receive a target bonus of 100% of his base salary under Vector Group’s non-equity
incentive bonus plan and entitled to various benefits, including a Company-provided car and driver, a $7,500 per month allowance for lodging and related business expenses ($3,750 per month as of January 1, 2022), two club memberships and dues (one club membership and dues, as of January 1, 2022), and use of corporate aircraft in accordance with the Vector Group’s Corporate Aircraft Policy.
In connection with the distribution, Vector Group has entered into a letter agreement, as amended, with Mr. Lorber to acknowledge that he will also serve as our President and CEO and Chairman of our Board of Directors following the distribution. In addition, Mr. Lorber’s letter agreement provides that his base salary with Vector Group following the distribution was reduced from $3,642,270 per annum to $1,837,500 per annum and Mr. Lorber’s annual cost of living adjustment was changed to reference the South Florida metropolitan area from the New York metropolitan area.
Vector Group also has employment agreements (the “Other Executive Agreements”) with Messrs. Lampen, Kirkland and Bell, each of which are dated as of January 27, 2006. As of January 1, 2022, the annual base salaries provided for in these Other Executive Agreements were $650,000 for Mr. Lampen (decreased, in connection with the distribution from $1,250,000), $575,000 for Mr. Kirkland and $500,000 for Mr. Bell. In addition, the Board must periodically review these base salaries and may increase, but not decrease, their base salaries in its sole discretion. These executives are eligible to receive a target bonus of 75% for Mr. Lampen, 33.33% for Mr. Kirkland and 25% for Mr. Bell, of their base salaries under Vector Group’s non-equity
incentive bonus plan.
In connection with the distribution, Vector Group entered into letter agreements with each of Messrs. Lampen, Kirkland and Bell, respectively, to acknowledge that they will also serve as Douglas Elliman’s Executive Vice President and COO, Senior Vice President, CFO and Treasurer and Senior Vice President, Secretary and General Counsel, respectively, following the distribution. In addition, Mr. Lampen’s letter agreement provides that his annual base salary with Vector following the distribution was reduced from $1,250,000 to $650,000.

Grants of Plan-Based Awards in 2021
The table below provides information with respect to incentive compensation granted to each of the named executive officers during the year ended December 31, 2021.

								All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Shares of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (2)
		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Howard M. Lorber	2/24/2021	—	—	—	—	—	—	500,000	—	—	$7,155,000
	2/24/2021	—	$3,426,270	$4,282,838	—	—	—	—	—	—	—
	12/31/2021	—	—	—	—	—	—	1,250,000	—	—	$14,375,000
Richard J. Lampen	2/24/2021	—	—	—	—	—	—	150,000	—	—	$2,146,500
	2/24/2021	—	$937,500	$1,171,875	—	—	—	—	—	—	—
	12/31/2021	—	—	—	—	—	—	500,000	—	—	$5,750,000
J. Bryant Kirkland III	2/24/2021	—	—	—	—	—	—	80,000	—	—	$1,144,800
	2/24/2021	—	$183,315	$229,144	—	—	—	—	—	—	—
	12/31/2021	—	—	—	—	—	—	150,000	—	—	$1,725,000
Marc N. Bell	2/24/2021	—	—	—	—	—	—	80,000	—	—	$1,144,800
	2/24/2021	—	$118,750	$148,438	—	—	—	—	—	—	—
	12/31/2021	—	—	—	—	—	—	50,000	—	—	$575,000
Scott J. Durkin	12/31/2021	—	—	—	—	—	—	125,000	—	—	$1,437,500

(1)
Represents the annual incentive awards made under the Vector 2014 Plan on February 24, 2021. In 2021, target levels were equal to 100% of base salary for Mr. Lorber, 75% of base salary for Mr. Lampen, 33.33% of base salary for Mr. Kirkland, and 25% for Mr. Bell. The maximum amount is 125% of the target amount for Messrs. Lorber, Lampen, Kirkland and Bell. There is no threshold amount. The Vector Performance-based Subcommittee, a subcommittee of the Vector Compensation Committee, approved the performance criteria for determining the award opportunities for each named executive officer under the Vector 2014 Plan. The actual bonus amounts earned for 2021 have been determined and paid in 2022 and are reflected in the
“Non-Equity
Incentive Plan Compensation” column in the 2021 Summary Compensation Table.

(2)
Represents the aggregate grant date fair value of restricted stock granted on ((i) February 24, 2021 under the Vector 2014 Plan and (ii) on December 31, 2021 under the Company’s 2021 Plan) for the year ended December 31, 2021 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. Assumptions used in the calculation of such amount are included in (i) note 14 to Vector Group’s consolidated financial statements for the year ended December 31, 2021 included in its Annual Report on Form
10-K
filed with the SEC on March 2, 2022 and (ii) note 1(o) to the Company’s consolidated financial statements for the year ended December 31, 2021 included in its Annual Report on Form
10-K
filed with the SEC on March 31, 2022. These grants are subject to continued service conditions and their value is tied to the Company’s future stock price; consequently, FASB ASC Topic 718 amounts included in the table may never be realized by the named executive officer.

Outstanding Equity Awards at December 31, 2021
The table below provides information with respect to the outstanding Douglas Elliman equity awards of the named executive officers as of December 31, 2021.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Howard M. Lorber	1,250,000	(1)	$14,375,000
Richard J. Lampen	500,000	(1)	$5,750,000
J. Bryant Kirkland III	150,000	(1)	$1,725,000
Marc N. Bell	50,000	(1)	$575,000
Scott J. Durkin	125,000	(1)	$1,437,500

(1)
These restricted shares vest in four equal annual installments commencing on the first anniversary of the date of grant provided the recipient is then still an employee of the Company, subject to earlier vesting upon the recipient’s death or disability, termination of employment without cause, resignation for good reason and change in control.

Stock Vested in Year Ended December 31, 2021
The table below provides information with respect to Vector Group restricted stock awards that vested during 2021, as well as the value realized on the vesting date, based on the average of the high and low of Vector Group’s Common Stock on that date.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Howard M. Lorber	462,315	$9,763,305
Richard J. Lampen	18,750	271,547
J. Bryant Kirkland III	10,000	144,825
Marc N. Bell	10,000	$144,825
Pension Benefits at 2021 Fiscal Year End
The Company does not sponsor any defined benefit pension plans and therefore, there are no pension benefits at December 31, 2021. The amounts reflected in “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the 2021 Summary Compensation Table relate to a Supplemental Retirement Plan sponsored by Vector Group. The Vector Group Supplemental Retirement Plan is a
non-qualified
defined benefit pension plan that was adopted by Vector Group’s Board in January 2002. Messrs. Lorber, Lampen, Kirkland and Bell participate in the Vector Group Supplemental Retirement Plan, which provides for the payment to a participant at his or her normal retirement date of a lump sum amount that is the actuarial equivalent of a single life annuity commencing on that date.
Termination and Severance Benefits
Assumptions Regarding Post-Termination Payment Tables
The following tables were prepared as though each named executive officer’s employment with the Company was terminated on December 31, 2021 using the closing price per share of the Company’s Common Stock as of that day ($11.50). The amounts under the columns which reflect a change in control assume that a change in control followed by a qualifying termination of employment occurred on December 31, 2021. However, no NEO’s employment was terminated on December 31, 2021 and a change in control did not occur on that date. There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those quantified below if either or both of these events occur on any other date or at any other price, or if any other assumption used in these estimates changes based on the facts and circumstances at the time of an actual change in control or termination of employment.

Equity-Based Assumptions

•
Restricted stock held by Messrs. Lorber, Lampen, Kirkland, Bell and Durkin would have vested on December 31, 2021 with respect to a termination of employment due to the executive’s death, disability, or upon a termination of employment without cause or resignation for good reason or a change in control.

Incentive Plan Assumptions

•	All amounts under the Company’s 2021 Plan were deemed to have been earned for 2021 in full based on actual performance and are not treated as subject to the excise tax upon a change in control.
Howard M. Lorber

	Termination by Company without Cause or by Named Executive Officer with Good Reason		Disability		Death		Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance	$13,781,250	(1)	$13,781,250	(1)	$13,781,250	(1)	$—	$13,735,313	(2)
Value of Accelerated Unvested Equity (3)	$14,375,000		$14,375,000		$14,375,000		$—	$14,375,000
Benefits Continuation (4)	$—		$—		$—		$—	$—
Excise Tax and Gross-Up	$—		$—		$—		$—	$—	(5)

(1)	Reflects the value of the sum of Mr. Lorber’s 2022 base salary ($1,837,500) and anticipated 2022 bonus limited to 150% of base salary ($1,837,500) paid over a period of 36 months after termination.
(2)
Reflects the value of the sum of Mr. Lorber’s 2022 base salary ($1,837,500) and anticipated 2022 bonus limited to 150% of base salary ($1,837,500) for a period of 2.99 years paid in a lump-sum
payment commencing after termination.

(3)
Reflects the value of any unvested restricted stock and related dividends that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 31, 2021 ($11.50). See “Outstanding Equity Awards at December 31, 2021.”

(4)	Mr. Lorber does not participate in the benefits plans of the Company.
(5)
Mr. Lorber is entitled to receive a tax
gross-up
for any excise taxes and related income taxes on
gross-ups
for benefits received upon a change in control. Based on the assumptions set forth above, no excise tax would be due on a qualifying termination of Mr. Lorber’s employment in connection with a change in control.

Richard J. Lampen

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$2,762,500	$2,762,500	$2,762,500	$—	$2,762,500
Value of Accelerated Unvested Equity (2)	$5,750,000	$5,750,000	$5,750,000	$—	$5,750,000
Benefits Continuation (3)	$—	$—	$—	$—	$—
Excise Tax and Gross-Up (not applicable)	$—	$—	$—	$—	$—

(1)
Reflects the value of the sum of Mr. Lampen’s 2022 base salary ($650,000) and anticipated 2022 bonus limited to 112.50% of base salary ($650,000) paid over a period of 24 months commencing after termination.

(2)
Reflects the value of any unvested restricted stock and related dividends that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 31, 2021 ($11.50). See “Outstanding Equity Awards at December 31, 2021.”

(3)	Mr. Lampen does not participate in the benefits plans of the Company.
J. Bryant Kirkland III

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$—	$—	$—	$—	$—
Value of Accelerated Unvested Equity (2)	$1,725,000	$1,725,000	$1,725,000	$—	$1,725,000
Benefits Continuation (3)	$—	$—	$—	$—	$—
Excise Tax and Gross-Up (not applicable)	$—	$—	$—	$—	$—

(1)	Mr. Kirkland does not receive a salary from the Company or its subsidiaries.
(2)
Reflects the value of any unvested restricted stock and related dividends that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 31, 2021 ($11.50). See “Outstanding Equity Awards at December 31, 2021.”

(3)	Mr. Kirkland does not participate in the benefits plans of the Company.

Marc N. Bell

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$—	$—	$—	$—	$—
Value of Accelerated Unvested Equity (2)	$575,000	$575,000	$575,000	$—	$575,000
Benefits Continuation (3)	$—	$—	$—	$—	$—
Excise Tax and Gross-Up (not applicable)	$—	$—	$—	$—	$—

(1)	Mr. Bell does not receive a salary from the Company or its subsidiaries.
(2)
Reflects the value of any unvested restricted stock and related dividends that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 31, 2021 ($11.50). See “Outstanding Equity Awards at December 31, 2021.”

(3)	Mr. Bell does not participate in the benefits plans of the Company.
Scott J. Durkin

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$—	$—	$—	$—	$—
Value of Accelerated Unvested Equity (2)	$1,437,500	$1,437,500	$1,437,500	$—	$1,437,500
Benefits Continuation (3)	$—	$—	$—	$—	$—
Excise Tax and Gross-Up (not applicable)	$—	$—	$—	$—	$—

(1)	Mr. Durkin has no contractual arrangement for severance with the Company.
(2)
Reflects the value of any unvested restricted stock and related dividends that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 31, 2021 ($11.50). See “Outstanding Equity Awards at December 31, 2021.”

(3)
Reflects the value of premium payments for life insurance, medical, dental and disability plans for 24 months, as applicable, at the Company’s cost, based on 2021 premiums. Mr. Durkin has no contractual arrangement for continued benefits coverage with the Company.

Compensation of Directors
The compensation of the Company’s
non-employee
directors is designed to be fair based on the amount of work required of directors of the Company. Under our current director compensation program, each of the non-employee
directors receives:

•	annual cash retainer fee of $75,000;

•	annual committee retainer fee of $5,000;

•	additional annual fees for serving as the committee chairperson of $10,000 for each of the audit, compensation and human capital, and corporate governance and nominating committees;

•	periodic grants of shares of restricted stock (the Company granted 30,000 shares of restricted stock to each of its non-employee directors during 2021);

•	reimbursement for reasonable out-of-pocket expenses incurred in serving on the Company’s Board; and

•	access to and payment for the Company’s health, dental and standard life insurance coverage.

The table below summarizes the compensation the Company paid to the non-employee
directors for the year ended December 31, 2021.
Non-Employee
Director Compensation in Fiscal Year 2021

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)	All Other Compensation ($)	Total ($)
Ronald J. Kramer	$528	$345,000	$—	$345,528
Michael S. Liebowitz	$528	$345,000	$—	$345,528
Lynn Mestel	$472	$345,000	$—	$345,472
Wilson L. White	$528	$345,000	$—	$345,528
Mark D. Zeitchick	$472	$345,000	$—	$345,472

(1)	Represents service for two days for the year ended December 31, 2021; amounts were paid in January 2022.
(2)
Represents the aggregate grant date fair value of restricted stock granted under the Company’s 2021 Plan during the year ended December 31, 2021 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the non-employee
director. Assumptions used in the calculation of such amount are included in note 1(o) to the Company’s audited financial statements for the year ended December 31, 2021 included in its Annual Report on Form
10-K
filed with the SEC on March 31, 2022.The awards vest in two equal annual installments commencing on December 15, 2022, subject to the non-employee
Director’s continued service through each such vesting date or earlier vesting upon the non-employee
Director’s death or disability or a
change-of-control.

Compensation and Human Capital Committee Interlocks and Insider Participation
No member of the Company’s compensation and human capital committee is, or has been, an employee or officer of the Company. During 2021, (i) no member of the Company’s compensation and human capital committee had any relationship with the Company requiring disclosure under Item 404 of
Regulation S-K;
and (ii) none of the Company’s executive officers served on the compensation and human capital committee (or other board committee performing equivalent functions or, in the absence of such committee, the board of directors) of another entity whose executive officer(s) served on the Company’s compensation and human capital committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of April 28, 2022, the beneficial ownership of the Company’s Common Stock, the only class of voting securities, by:

•	each person known to the Company to own beneficially more than five percent of the Common Stock;

•	each of the Company’s directors and nominees;

•	each of the Company’s named executive officers shown in the 2021 Summary Compensation Table below; and

•	all directors and executive officers as a group.

Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise noted, the business address of each listed beneficial owner is c/o Douglas Elliman Inc., 4400 Biscayne Boulevard, Miami, Florida 33137.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class

The Vanguard Group, Inc. (1) 100 Vanguard Blvd. Malvern, PA 19355	10,467,469	12.89%
BlackRock, Inc. (2) 55 East 52nd Street New York, NY 10055	10,313,957	12.70%
Dr. Phillip Frost (3) 4400 Biscayne Boulevard Miami, FL 33137	7,126,744	8.77%
Capital Research Global Investors (4) 333 South Hope Street, 55th Fl, Los Angeles, CA 90071	5,258,958	6.47%
Renaissance Technologies LLC (5) 800 Third Avenue New York, NY 10022	4,296,526	5.29%
Howard M. Lorber (6) (7) (8)	4,090,858	5.04%
Richard J. Lampen (7) (8) (9) (10)	1,004,512	1.24%
Ronald J. Kramer (7) (10)	30,000	(	*)
Michael Liebowitz (7) (10) (11)	65,242	(	*)
Lynn Mestel (7) (10)	30,000	(	*)
Wilson L. White (7) (10)	31,750	(	*)
Mark D. Zeitchick (7) (10)	30,000	(	*)
J. Bryant Kirkland III (8) (13)	420,000	(	*)
Marc N. Bell (8) (15)	231,024	(	*)
Scott J. Durkin (8) (14) (16)	125,000	(	*)
J. David Ballard (8) (15)	63,646	(	*)
Daniel A. Sachar (8) (16)	43,048	(	*)
Karen J. Chesleigh (8) (15) (16)	50,000	(	*)
Stephen T. Larkin (8) (15) (16)	50,000	(	*)

All directors and executive officers as a group (14 persons)	6,265,080	7.71%

(*)	The percentage of shares beneficially owned does not exceed 1% of the outstanding Common Stock.
(1)
Based on Schedule
13-G
filed by The Vanguard Group, Inc. (“Vanguard”) with the SEC on January 10, 2022. Includes 74,601 shares, where Vanguard has shared voting power, 10,343,019 shares where Vanguard has sole dispositive power and 124,450 shares where Vanguard has shared dispositive power.

(2)	Based on Schedule 13-G filed by BlackRock, Inc. with the Securities and Exchange Commission on January 10, 2022.
(3)
Based upon Schedule
13-G
filed by Dr. Frost with the SEC on February 11, 2022, which reports ownership of 7,118,195 shares of Common Stock owned by Frost Gamma Investments Trust (“FGIT”). Dr. Frost is the sole trustee of FGIT. Frost Gamma L.P. is the sole and exclusive beneficiary of FGIT. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Includes 8,549 shares owned by Dr. Frost’s spouse, as to which shares Dr. Frost disclaims beneficial ownership.

(4)
Based on Schedule
13-G
filed by Capital Research Global Investors (“CRGI”) with the SEC on February 11, 2022. CRGI is a division of Capital Research and Management Company (“CRMC”), as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K., and Capital Group Private Client Services, Inc. (together with CRMC, the “investment management entities”). CRGI’s divisions of each of the investment management entities collectively provide investment management services under the name “Capital Research Global Investors.”

(5)	Based on Schedule 13-G filed by Renaissance Technologies LLC and Renaissance Technologies Holding Corporation with the SEC on February 11, 2022.
(6)
Includes 2,776,332 shares (1,304,416 of which are subject to vesting restrictions) of Common Stock held directly by Mr. Lorber, 1,314,517 shares held by Lorber Alpha II Limited Partnership, a Nevada limited partnership and 9 shares in an Individual Retirement Account. Mr. Lorber exercises sole voting power and sole dispositive power over the shares of Common Stock held by the partnership and by himself. Lorber Alpha II, LLC, a Delaware limited liability company, is the general partner of Lorber Alpha II Limited Partnership. Mr. Lorber is the managing member of Lorber Alpha II, LLC. Mr. Lorber disclaims beneficial ownership of 6,251 shares of Common Stock held by Lorber Charitable Fund, which are not included. Lorber Charitable Fund is a New York not-for-profit
corporation, of which family members of Mr. Lorber serve as directors and executive officers.

(7)	The named individual is a director of the Company.
(8)	The named individual is an executive officer of the Company.
(9)	Includes 500,000 shares subject to vesting restrictions and 3,089 shares held by Mr. Lampen’s spouse, as to which Mr. Lampen disclaims beneficial ownership.
(10)	Includes 30,000 shares subject to vesting restrictions.
(11)	Includes 35,252 shares held by MSL18 Holdings LLC, which is a single member LLC owned by Mr. Liebowitz.
(12)	Includes 150,000 shares subject to vesting restrictions.
(13)	Includes 50,000 shares subject to vesting restrictions.
(14)	Includes 125,000 shares subject to vesting restrictions.
(15)	Includes 40,000 shares subject to vesting restrictions.
(16)	The named individual is an executive officer of the Company’s subsidiary, Douglas Elliman Realty, LLC.
Equity Compensation Plan Information
The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)

Equity compensation plans approved by stockholders (1)	3,490,000	$—	8,110,000
Equity compensation plans not approved by stockholders	—	—	—

Total	3,490,000	$—	8,110,000

(1)	Includes the Company’s 2021 Plan and Employee Stock Purchase Plan, both of which are stockholder approved.
(2)	Excluding securities reflected in first column.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding director independence is incorporated herein by reference from the material under the heading “Board of Directors and Committees” in Item 10 of this Amendment.
Certain Relationships and Related Party Transactions
The Board has adopted a written policy for the review and approval of transactions between the Company and its directors, director nominees, executive officers, greater-than-five-percent beneficial owners and their immediate family members. The policy covers any related party transaction that meets the minimum threshold for disclosure under the relevant SEC rules. The audit committee is responsible for reviewing and, if appropriate, approving or ratifying any related party transactions. In determining whether to approve, disapprove or ratify a related party transaction, the audit committee will take into account, among other factors it deems appropriate, (i) whether the transaction is on terms no less favorable to the Company than terms that would have been reached with an unrelated third party, (ii) the extent of the interest of the related party in the transaction and (iii) the purpose of and the potential benefits to the Company of the transaction.
The related party transactions described in this section, including those entered into before this policy was adopted, were approved by the Board or the audit committee.
Agreements with Vector Group.
On December 29, 2021, Vector Group completed its distribution of the Company, including the real estate services and PropTech investment business owned by its subsidiary, New Valley Ventures LLC.
The Company and Vector Group entered into a Distribution Agreement and a Transition Services Agreement with respect to transition services and a number of ongoing commercial relationships. Under the Transition Services Agreement, no amounts were incurred in 2021 and the Company will pay Vector Group $4,200,000 in 2022.
Subject to applicable Federal Aviation Administration rules, subsidiaries of the Company have entered into dry lease agreements with Vector Group and certain of its subsidiaries, pursuant to which the Company has the right to lease on a flight-by-flight
basis certain aircraft owned by subsidiaries of Vector Group. The Company is required to pay Vector Group an hourly rental rate for each flight and fixed costs are allocated on an equitable basis. No amounts were incurred in 2021. The Company has used the aircraft in 2022 and paid approximately $490,888 for the three months ended March 31, 2022.
Following the distribution, there is an overlap between certain officers of the Company and Vector Group. Howard M. Lorber serves as the President and CEO of the Company and of Vector Group. Richard J. Lampen serves as the Executive Vice President and COO of the Company and of Vector Group, J. Bryant Kirkland III serves as the CFO and Treasurer of the Company and of Vector Group, Marc N. Bell serves as the General Counsel and Secretary of the Company and of Vector Group, and J. David Ballard serves as Senior Vice President, Enterprise Efficiency and Chief Technology Officer of the Company and of Vector Group. Furthermore, three of the members of the Board, Messrs. Lorber, Lampen and White, also serve as directors of Vector Group.
Other related party transactions.
Daniel A. Sachar, the
son-in-law
of Mr. Lampen, serves as Vice President, Enterprise Innovation and Managing Director of New Valley Ventures LLC, and received total compensation, which included salary, bonus and 401(k) matching awards of approximately $307,000 in 2021.
In March 2021, the Company, through New Valley Ventures LLC, invested $250,000 in EVPassport, Inc., a company that markets charging stations for electrified vehicles. In addition to the Company’s investment, certain executive officers and employees of the Company and its subsidiaries made investments on the same terms as the Company. Messrs. Lorber and Lampen, as well as J. David Ballard, the Company’s Senior Vice President, Enterprise Efficiency and Chief Technology Officer, invested $60,000 each, and Messrs. Bell, Kirkland and Sachar invested $30,000 each. Dr. Frost also invested $240,000 in EVPassport, Inc. on the same terms.
Michael S. Lorber, Mr. Lorber’s son, is a real estate agent whose license is held at a subsidiary of the Company, and who received commissions and other payments of $924,762 in accordance with brokerage activities in 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and
Non-Audit
Fees
Deloitte & Touche LLP (“Deloitte”) has been the independent registered public accounting firm for the Company since the distribution from Vector Group in 2021. Prior to the distribution from Vector Group, the Company did not separately engage an independent registered public accounting firm.

Pre-Approval
Policies and Procedures.
The audit committee reviews and approves audit and permissible non-audit
services performed by Deloitte, as well as the fees charged by Deloitte for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Deloitte is engaged to render audit or non-audit
services, the engagement is approved by the audit committee. Prior to the distribution, Vector Group paid any and all audit, audit-related, tax or other fees related to the Company’s business and invoiced the Company for such fees. The following information reports the fees for audit and other services provided by Deloitte for fiscal year 2021 in respect of the Company.
Audit Fees.
 The aggregate fees billed by Deloitte for professional services for the audit of the annual financial statements of the Company and its consolidated subsidiaries, consents and review of documents filed with the SEC were $418,448 for 2021. Furthermore, during 2021 and prior to the distribution, the Company’s subsidiary, Douglas Elliman Realty, LLC, reimbursed Vector Group $791,020 for fees paid by Vector Group to Deloitte (as part of Vector Group’s overhead allocation to the Douglas Elliman Realty, LLC). The amount of fees allocated prior to the distribution has also been included under Audit Fees in Vector Group’s Definitive Proxy Statement, filed with the SEC on May 2, 2022.
Audit-Related Fees.
 There were no aggregate fees billed by Deloitte for professional services for audit-related fees in 2021.
Tax Fees.
 There were no aggregate fees billed by Deloitte for professional services for tax in 2021.
All Other Fees.
 There were no aggregate fees billed by Deloitte for other services in 2021.
Pre-Approval
Policies and Procedures
The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent registered certified public accounting firms. The policy provides for pre-approval
by the audit committee of specifically defined audit and
non-audit
services. Unless the specific service has been previously
pre-approved
with respect to that year, the audit committee must approve the permitted service before any independent registered public accounting firm is engaged to perform it. The audit committee approved all services provided by Deloitte in 2021.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Amendment:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Douglas Elliman Inc.
(Registrant)

By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Chief Financial Officer and Treasurer
Date: May 2, 2022