Form 10-Q
period 2022-03-31
Douglas Elliman Inc.
filed 2022-05-11
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

DOUGLAS ELLIMAN INC.
(Exact name of registrant as specified in its charter)

Delaware	1-41054	87-2176850
(State or other jurisdiction of incorporation	Commission File Number	(I.R.S. Employer Identification No.)
incorporation or organization)
4400 Biscayne Boulevard
Miami, Florida 33137
305-579-8000
(Address, including zip code and telephone number, including area code, of the principal executive offices)

Securities Registered Pursuant to 12(b) of the Act:

Title of each class:	Trading	Name of each exchange
	Symbol(s)	on which registered:
Common stock, par value $0.01 per share	DOUG	New York Stock Exchange
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No
    Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging Growth Company
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
    At May 6, 2022, Douglas Elliman Inc. had 81,235,626 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2022	December 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$203,669	$211,623
Receivables	27,404	32,488
Agent receivables, net	14,597	9,192
Restricted cash and cash equivalents	7,861	15,336
Other current assets	22,728	12,166
Total current assets	276,259	280,805
Property, plant and equipment, net	38,390	39,381
Operating lease right-of-use assets	125,646	123,538
Long-term investments (includes $3,033 and $3,756 at fair value)	7,396	8,094
Contract assets, net	25,723	28,996
Goodwill	32,571	32,571
Other intangible assets, net	74,224	74,421
Equity-method investments	2,508	2,521
Other assets	5,510	4,842
Total assets	$588,227	$595,169
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of notes payable and other obligations	$9,405	$12,527
Current operating lease liability	23,207	22,666
Income taxes payable, net	2,407	1,240
Accounts payable	6,301	5,874
Commissions payable	30,796	35,766
Accrued salaries and benefits	7,376	25,446
Contract liabilities	16,774	6,689
Other current liabilities	28,048	22,259
Total current liabilities	124,314	132,467
Notes payable and other obligations less current portion	169	176
Deferred income taxes, net	11,412	11,412
Non-current operating lease liabilities	130,071	129,496
Contract liabilities	34,950	39,557
Other liabilities	188	188
Total liabilities	301,104	313,296
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 81,235,626 and 81,210,626 shares issued and outstanding	812	812
Additional paid-in capital	281,152	278,500
Retained earnings	3,070	622
Total Douglas Elliman Inc. stockholders' equity	285,034	279,934
Non-controlling interest	2,089	1,939
Total stockholders' equity	287,123	281,873
Total liabilities and stockholders' equity	$588,227	$595,169

The accompanying notes are an integral part of the condensed combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Commissions and other brokerage income	$295,109	$259,100
Property management	9,199	9,268
Other ancillary services	4,592	4,408
Total revenues	308,900	272,776

Expenses:
Real estate agent commissions	223,422	197,017
Sales and marketing	19,306	19,354
Operations and support	18,091	17,250
General and administrative	32,830	19,307
Technology	5,293	3,497
Depreciation and amortization	2,079	2,123
Operating income	7,879	14,228

Other income (expenses):
Interest income	39	47
Equity in earnings from equity-method investments	532	—
Change in fair value of contingent liability	—	73
Investment income (loss)	752	(102)
Income before provision for income taxes	9,202	14,246
Income tax expense	2,917	281

Net income	6,285	13,965

Net loss attributed to non-controlling interest	225	—

Net income attributed to Douglas Elliman Inc.	$6,510	$13,965

Per basic common share:

Net income applicable to common shares attributed to Douglas Elliman Inc.	$0.08	$0.18

Per diluted common share:

Net income applicable to common shares attributed to Douglas Elliman Inc.	$0.08	$0.18

The accompanying notes are an integral part of the condensed combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of January 1, 2022	81,210,626	$812	$278,500	$622	$1,939	$281,873
Net income	—	—	—	6,510	(225)	6,285
Dividends on common stock ($0.05 per share)	—	—	—	(4,062)	—	(4,062)
Restricted stock grants, net	25,000	—	—	—	—	—
Stock-based compensation	—	—	2,652	—	—	2,652
Contributions from non-controlling interest	—	—	—	—	375	375
Balance as of March 31, 2022	81,235,626	$812	$281,152	$3,070	$2,089	$287,123

	Douglas Elliman Inc. Former Parent’s Net Investment
			Additional Paid-In		Former Parent’s Net	Non- controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Investment	Interest	Total
Balance as of January 1, 2021	—	$—	$—	$—	$163,590	$—	$163,590
Net income	—	—	—	—	13,965	—	13,965
Net transfers from Former Parent	—	—	—	—	5,969	—	5,969
Balance as of March 31, 2021	—	$—	$—	$—	$183,524	$—	$183,524
The accompanying notes are an integral part of the condensed combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(6,780)	$13,993
Cash flows from investing activities:
Investments in equity-method investments	(100)	—
Distributions from equity-method investments	60	—
Purchase of debt securities	(701)	—
Purchase of equity securities	(25)	—
Purchase of long-term investments	(200)	—
Capital expenditures	(849)	(597)
Net cash used in investing activities	(1,815)	(597)
Cash flows from financing activities:
Repayment of debt	(3,129)	—
Dividends on common stock	(4,062)	—
Contributions from non-controlling interest	375	—
Earn out payments	(18)	(21)
Net cash used in financing activities	(6,834)	(21)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,429)	13,375
Cash, cash equivalents and restricted cash, beginning of period	228,866	106,702
Cash, cash equivalents and restricted cash, end of period	$213,437	$120,077

The accompanying notes are an integral part of the condensed combined consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology, or PropTech, companies. The condensed combined consolidated financial statements of Douglas Elliman include the accounts of DER Holdings LLC and New Valley Ventures LLC (“New Valley Ventures”), directly and indirectly wholly-owned subsidiaries of the Company. DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc., which are engaged in the residential real estate brokerage business with their subsidiaries. The operations of New Valley Ventures consist of minority investments in innovative and cutting-edge PropTech companies.
Certain references to “Douglas Elliman Realty” refer to the Company’s residential real estate brokerage business, including the operations of Douglas Elliman Realty, LLC and Douglas Elliman of California Inc., unless otherwise specified.
Prior to its distribution (the “Distribution”) from Vector Group Ltd. (“Vector Group” or, collectively with its subsidiaries, “Former Parent”) in December 2021, Douglas Elliman was a subsidiary of Vector Group. Douglas Elliman’s condensed combined consolidated financial statements as of and for the period ended March 31, 2021 include certain indirect general and administrative costs allocated to it by Vector Group for certain functions and services including, but not limited to, executive office, finance and other administrative support. These expenses have been allocated to Douglas Elliman on the basis of direct usage, when identifiable.
Douglas Elliman’s condensed combined consolidated results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what its combined consolidated results of operations, financial position and cash flows would have been had Douglas Elliman operated as a separate, stand-alone entity during the three months ended March 31, 2021, including changes in its operations and capitalization as a result of the separation and distribution from Vector Group.
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements as of and for the period ended March 31, 2021 reflect the combined historical results of our operations, financial position and cash flows in accordance with U.S. GAAP and SEC Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.” These condensed combined consolidated financial statements should be read in conjunction with the combined consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”). The condensed combined consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
In presenting the condensed combined consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.
(b) Principles of Consolidation:
The condensed combined consolidated financial statements presented herein have been prepared on a stand-alone basis and, prior to December 29, 2021, are derived from the combined consolidated financial statements and accounting records of Vector Group. The combined consolidated financial statements include the assets, liabilities, revenues, expenses and cash flows of DER Holdings LLC and New Valley Ventures as well as all other entities in which Douglas Elliman has a controlling financial interest. All intercompany balances and transactions have been eliminated in the combined consolidated financial statements.
When evaluating an entity for consolidation, Douglas Elliman first determines whether an entity is within the scope of the guidance for consolidation of variable interest entities (“VIE”) and if it is deemed to be a VIE. If the entity is considered to be a VIE, Douglas Elliman determines whether it would be considered the entity’s primary beneficiary. Douglas Elliman

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

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
(c) Former Parent’s Net Investment:
The Former Parent’s net investment in the condensed combined consolidated statement of stockholders’ equity represents Vector Group’s historical net investment in Douglas Elliman resulting from various transactions with and allocations from the Former Parent. Balances due to and due from the Former Parent and accumulated earnings attributable to Douglas Elliman operations have been presented as components of Former Parent’s net investment.
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
(e) Earnings Per Share (“EPS”):
On December 29, 2021, the date of the Distribution, 77,720,626 shares of the Common Stock, par value $0.01 per share, were distributed to Vector Group shareholders of record as of December 20, 2021. This share amount is being utilized for the calculation of basic and diluted earnings per share for the period presented prior to the Distribution as all shares were owned by Vector Group prior to the Distribution. For the 2021 period, these shares are treated as issued and outstanding at January 1, 2021 for purposes of calculating historical basic and diluted earnings per share.
The Company has restricted stock awards which will provide cash dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The Company first paid dividends during the three months ended March 31, 2022.
As a result, in its calculation of basic EPS and dilutive EPS for the three months ended March 31, 2022, the Company adjusted its net income for the effect of these participating securities. For the three months ended March 31, 2021, the Company did not adjust its net income for the effect of these participating securities because the adjustment was negligible.

	Three Months Ended March 31,
	2022	2021
Net income attributed to Douglas Elliman Inc.	$6,510	$13,965
Income attributable to participating securities	(275)	—
Net income available to common stockholders attributed to Douglas Elliman Inc.	$6,235	$13,965
Basic EPS is computed by dividing net income available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following common shares for the periods presented below:

	Three Months Ended March 31,
	2022	2021
Weighted-average shares for basic EPS	77,666,210	77,720,626
Plus incremental shares related to non-vested restricted stock	54,416	—
Weighted-average shares for diluted EPS	77,720,626	77,720,626
(f) Reconciliation of Cash, Cash Equivalents and Restricted Cash:

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

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
The components of “Cash, cash equivalents and restricted cash” in the condensed combined consolidated statements of cash flows were as follows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$203,669	$211,623
Restricted cash and cash equivalents included in current assets	7,861	15,336
Restricted cash and cash equivalents included in other assets	1,907	1,907
Total cash, cash equivalents, and restricted cash shown in the condensed combined consolidated statements of cash flows	$213,437	$228,866
(g)  Related Party Transactions:
Agreements with Vector Group. The Company paid $1,050 under the Transition Services Agreement and $491 under the Aircraft Lease Agreement during the three months ended March 31, 2022.
Vector Group has agreed to indemnify the Company for a contingent liability. The value of the contingent liability was $965 as of March 31, 2022. Accordingly, the Company has recorded a receivable equal to the amount of the contingent liability.
Real estate commissions. Real estate commissions includes commissions of approximately $900 and $2,357 for the three months ended March 31, 2022 and 2021, respectively, from projects where the Company has been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that Vector Group owns an interest in through its real estate venture investments.
(h) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income, therefore no statement of Comprehensive Income is included in the combined consolidated financial statements.
(i)  Subsequent Events:
The Company has evaluated subsequent events through May 11, 2022, the date the financial statements were issued.
(j) New Accounting Pronouncements:
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.    REVENUE RECOGNITION
Disaggregation of Revenue
In the following table, revenue is disaggregated by major services line and primary geographical market:

	Three Months Ended March 31, 2022
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$92,388	$50,079	$80,824	$51,884	$275,175
Commission and other brokerage income - development marketing	11,369	—	8,216	349	19,934
Property management revenue	9,041	158	—	—	9,199
Escrow and title fees	717	271	—	3,604	4,592
Total revenue	$113,515	$50,508	$89,040	$55,837	$308,900

	Three Months Ended March 31, 2021
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$70,135	$56,250	$75,553	$41,078	$243,016
Commission and other brokerage income - development marketing	8,444	—	7,307	333	16,084
Property management revenue	9,095	173	—	—	9,268
Escrow and title fees	466	417	—	3,525	4,408
Total revenue	$88,140	$56,840	$82,860	$44,936	$272,776

Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	March 31, 2022	December 31, 2021
Receivables, which are included in accounts receivable - trade, net	$2,730	$2,749
Contract assets, net, which are included in other current assets	9,179	2,187
Payables, which are included in other current liabilities	2,038	2,070
Contract liabilities, which are in current liabilities	16,774	6,689
Contract assets, net, which are in other assets	25,723	28,996
Contract liabilities, which are in other liabilities	34,950	39,557

The Company recognized revenue of $8,069 for the three months ended March 31, 2022, that were included in the contract liabilities balances at December 31, 2021. The Company recognized revenue of $932 for the three months ended March 31, 2021, that were included in the contract liabilities balances at December 31, 2020.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the condensed combined consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $8,833 and $8,607 at March 31, 2022 and December 31, 2021, respectively.
The following is the rollforward of the allowance for credit losses for the three months ended March 31, 2022:

	January 1, 2022	Current Period Provision		Write-offs	Recoveries	March 31, 2022
Allowance for credit losses:

Real estate broker agent receivables	$8,607	$558	(1)	$332	$—	$8,833
_____________________________
(1) The bad debt expense related to the real estate broker agent receivables is included in General and administrative expenses on the condensed combined consolidated statements of operations.
The following is the rollforward of the allowance for credit losses for the three months ended March 31, 2021:

	January 1, 2021	Current Period Provision		Write-offs	Recoveries	March 31, 2021
Allowance for credit losses:

Real estate broker agent receivables	$7,038	$385	(1)	$109	$—	$7,314
_____________________________
(1) The bad debt expense related to the real estate broker agent receivables is included in General and administrative expenses on the condensed combined consolidated statements of operations.
4.    LEASES
Leases
The Company has operating leases for corporate and sales offices and equipment. The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$8,169	$8,135
Short-term lease cost	257	200
Variable lease cost	985	956
Less: Sublease income	(121)	(88)
Total lease cost	$9,290	$9,203

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$9,196	$9,473

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,984	717

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2022	2021
Weighted average remaining lease term:
Operating leases	7.42	7.65

Weighted average discount rate:
Operating leases	8.89%	9.12%
As of March 31, 2022, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2022	$27,079
2023	33,222
2024	27,931
2025	23,399
2026	21,141
2027	18,898
Thereafter	61,901
Total lease payments	213,571
Less imputed interest	(60,293)
Total	$153,278
As of March 31, 2022, the Company had no undiscounted lease payments relating to operating leases for office space and equipment that have not yet commenced.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	March 31, 2022	December 31, 2021
PropTech convertible trading debt securities	$3,077	$2,222
Long-term investment securities at fair value (1)	2,332	1,534
PropTech investments at cost	4,363	4,338
Total investments	$9,772	$8,094
Less PropTech current convertible trading debt securities(2)	2,376	—
Total long-term investments	$7,396	$8,094
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2)    These amounts are included in Other current assets on the condensed combined consolidated balance sheets.
Net gains recognized on long-term investment securities were as follows:

	Three Months Ended
	March 31,
	2022	2021
Net gains recognized on PropTech convertible trading debt securities	$154	$—
Net gains recognized on long-term investments at fair value	598	34
Net gains recognized on long-term investment securities	$752	$34
(a) PropTech Convertible Trading Debt Securities:
During the three months ended March 31, 2022, New Valley Ventures invested $701 into convertible notes of two additional PropTech ventures. The securities are classified as trading debt securities and are accounted for at fair value. The maturities of all of the convertible notes range from February 2023 to December 2023.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized and realized net gains recognized in net income on long-term investment securities at fair value during the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,
	2022	2021
Net gains recognized on long-term investment securities	$598	$34
The Company has unfunded commitments of $1,460 related to long-term investment securities at fair value as of March 31, 2022.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at March 31, 2022. The total carrying value of these investments was $4,363 as of March 31, 2022. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three months ended March 31, 2022.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6. EQUITY METHOD INVESTMENTS
Equity-method investments consisted of the following:

	March 31, 2022	December 31, 2021
Ancillary services ventures	$2,508	$2,521
At March 31, 2022, the Company’s ownership percentages in the investments accounted for under the equity method ranged from 17% to 50%, which meet the threshold for equity-method accounting.

VIE Consideration:
The Company has determined that the Company is not the primary beneficiary of any of its equity method investments because it does not control the activities that most significantly impact the economic performance of the investment. The Company determined that the entities were VIEs but the Company was not the primary beneficiary. Therefore, the Company’s equity method investments have been accounted for under the equity method of accounting.

Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consisted of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was $2,508 as of March 31, 2022.

7.    NOTES PAYABLE AND OTHER OBLIGATIONS
Notes payable and other obligations consisted of:

	March 31, 2022	December 31, 2021
Notes payable	$9,375	$12,500
Other	199	203
Total notes payable and other obligations	9,574	12,703
Less:
Current maturities	(9,405)	(12,527)
Amount due after one year	$169	$176
Notes Payable:
Notes payable consists primarily of $9,375 of notes payable issued by DER Holdings LLC in connection with the acquisition of the 29.41% interest in Douglas Elliman on December 31, 2018. Principal of $20,625 has been repaid through March 31, 2022 and the remaining principal of $9,375 is due in 2022.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Fair Value of Notes Payable and Other Obligations:
The estimated fair value of the Company’s notes payable and long-term debt were as follows:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$9,375	$9,375	$12,500	$12,500
Other	199	199	203	203
Notes payable and other obligations	$9,574	$9,574	$12,703	$12,703
Notes payable and other obligations are carried on the condensed combined consolidated balance sheets at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 10 if such liabilities were recorded on the condensed combined consolidated balance sheets at fair value.
The estimated fair value of the Company’s notes payable and other obligations has been determined by the Company using available information. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

8.    CONTINGENCIES
The Company is involved in litigation through the normal course of business. The majority of claims have been referred to the insurance carrier and related counsel. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    INCOME TAXES
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
After the the Distribution, the Company calculated its provision for income taxes based upon the taxable income attributable to its activity and the activity of its subsidiaries during this period.
For the periods presented prior to the Distribution, the Company calculated its provision for income taxes by using a separate-return method and elected not to allocate tax expense to single-member limited liability companies or partnerships that did not incur income tax liability because they were not severally liable for the taxes of their owners. Prior to the Distribution, Douglas Elliman of California, Inc. and DER Holdings II LLC were the only two entities taxed as corporations for U.S. Income Tax purposes while the remaining entities were pass through entities for federal income tax purposes. Therefore, no income tax expense was allocated to entities other than DER Holdings II LLC, Douglas Elliman of California, Inc. and, for purposes of New York City UBT only, Douglas Elliman Realty, LLC.
The Company’s income tax expense consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
Income before provision for income taxes	$9,202	$14,246
Income tax expense using estimated annual effective income tax rate	2,917	4,097
Less Federal income tax expense attributable to pass-through entities	—	(3,816)
Income tax expense	$2,917	$281

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of March 31, 2022
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$44,975	$44,975	$—	$—
Certificates of deposit (2)	569	—	569	—
PropTech convertible trading debt securities	2,376	—	—	2,376
Long-term investments
PropTech convertible trading debt securities	701	—	—	701
Long-term investment securities at fair value (3)	2,332	—	—	—
Total long-term investments	3,033	—	—	701
Total assets	$50,953	$44,975	$569	$3,077
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed combined consolidated balance sheets, except for $7,861 that is included in current restricted cash and cash equivalents and $1,907 that is included in non-current restricted assets.
(2)Amounts included in current restricted assets and non-current restricted assets on the condensed combined consolidated balance sheets.
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
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed combined consolidated balance sheets, except for $15,336 that is included in current restricted assets and $1,907 that is included in non-current restricted assets.
(2)Amounts included in current restricted assets and non-current restricted assets on the condensed combined consolidated balance sheets.
(3)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.
The fair value of the Level 2 certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is the rate offered by the financial institution.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at March 31, 2022:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at
	March 31, 2022	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$3,077	Discounted cash flow	Interest rate	4% and 8%
			Maturity	Feb 2023 - Dec 2023
			Volatility	40.7% - 73.6%
			Discount rate	28.22% - 46.66%
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2021:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at
	December 31, 2021	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$2,222	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2023 -Mar 2023
			Volatility	37.7% - 86.8%
			Discount rate	27.25% - 46.83%
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2022 and December 31, 2021, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.    SEGMENT INFORMATION
The Company’s business segments were Real Estate Brokerage and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the three months ended March 31, 2022 and 2021 were as follows:

	Real Estate Brokerage	Corporate and Other	Total

Three months ended March 31, 2022
Revenues	$308,900	$—	$308,900
Operating income (loss)	14,541	(6,662)	7,879
Adjusted EBITDA attributed to Douglas Elliman (a)	17,662	(4,935)	12,727
Depreciation and amortization	2,079	—	2,079
Capital expenditures	849	—	849

Three months ended March 31, 2021
Revenues	$272,776	$—	$272,776
Operating income	14,228	—	14,228
Adjusted EBITDA attributed to Douglas Elliman (a)	16,351	—	16,351
Depreciation and amortization	2,123	—	2,123
Capital expenditures	597	—	597
(a)The following table reconciles operating income to Adjusted EBITDA attributed to Douglas Elliman for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021
Real estate brokerage segment
Operating income	$14,541	$14,228
Depreciation and amortization	2,079	2,123
Stock-based compensation	925	—
Adjusted EBITDA	17,545	16,351
Adjusted EBITDA attributed to non-controlling interest	117	—
Adjusted EBITDA attributed to Douglas Elliman	$17,662	$16,351

Corporate and other segment
Operating loss	$(6,662)	$—
Stock-based compensation	1,727	—
Adjusted EBITDA attributed to Douglas Elliman	$(4,935)	$—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and audited financial statements as of and for the year ended December 31, 2021 and Notes thereto, included in our 2021 Annual Report on Form 10-K, and our Condensed Combined Consolidated Financial Statements and related Notes as of and for the quarterly period ended March 31, 2022.
Overview
We are a holding company and engaged in two business segments:

Real Estate Brokerage: the residential real estate brokerage services through our subsidiary Douglas Elliman Realty, which operates the largest residential brokerage company in the New York metropolitan area and conducts residential real estate brokerage operations in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey and Texas.

Corporate and other: The operations of our holding company as well as the PropTech investment business investing in select PropTech opportunities through our New Valley Ventures subsidiary.

Distribution and Basis of Presentation

On December 29, 2021, Vector Group distributed all of our common stock to its stockholders. Prior to the Distribution, we were a subsidiary of Vector Group and incurred indirect general and administrative costs allocated to us by Vector Group for certain functions and services including, but not limited to, executive office, finance and other administrative support. These expenses were allocated to us based on direct usage, when identifiable. After the Distribution, we are incurring expenses necessary to operate a standalone public company, including pursuant to a Transition Services Agreement entered into with Vector Group in connection with the Distribution.
Therefore, for periods prior to the Distribution, our condensed combined consolidated results of operations, financial position and cash flows may not be indicative of our future performance and do not necessarily reflect what our combined consolidated results of operations, financial position and cash flows would have been had we operated as a separate, standalone entity during the periods presented, including changes in our operations and capitalization as a result of our separation and distribution from Vector Group.
Key Business Metrics and Non-GAAP Financial Measures

In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman and Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the last twelve months ended March 31, 2022 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

Key Business Metrics

	Last twelve months ended		Three months ended March 31,			Year ended December 31, 2021
	March 31, 2022		2022		2021
Key Business Metrics
Total transactions (absolute) (1)	32,518		7,212		7,094	32,400
Gross transaction value (in billions) (2)	$52.8		$11.7		$10.1	$51.2
Average transaction value per transaction (in thousands) (3)	$1,622.3		$1,620.4		$1,427.8	$1,580.0
Number of Principal Agents (4)	5,174	(5)	5,174	(5)	4,954	5,189	(5)
Annual Retention (6)	94%		N/A		N/A	94%
Net income attributed to Douglas Elliman Inc.	$91,383		$6,510		$13,965	$98,838
Net income margin	6.58%		2.11%		5.12%	7.30%
Adjusted EBITDA attributed to Douglas Elliman	$107,075		$12,727		$16,351	$110,699
Adjusted EBITDA attributed to Douglas Elliman margin	7.71%		4.12%		5.99%	8.18%

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
(3)Average transaction value per transaction is the quotient of (x) gross transaction value divided by (y) total transactions.
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
(6)Annual Retention is the quotient of (x) the prior year revenue generated by agents retained divided by (y) the prior year revenue generated by all agents. We use Annual Retention as a measure of agent stability.
Non-GAAP Financial Measures

Adjusted EBITDA attributed to Douglas Elliman is a non-GAAP financial measure that represents our net income adjusted for depreciation and amortization, investment income, net, stock-based compensation expense, benefit from income taxes, and other items. Adjusted EBITDA attributed to Douglas Elliman Margin is the quotient of (x) Adjusted EBITDA attributed to Douglas Elliman divided by (y) revenue. Last twelve months (“LTM”) financial measures are non-GAAP financial measures that are calculated by reference to the trailing four-quarter performance for the relevant metric.

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

Reconciliations of these non-GAAP measures are provided in the table below.

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Last twelve months ended	Three months ended March 31,		Year ended December 31, 2021
	March 31, 2022	2022	2021
Net income attributed to Douglas Elliman Inc.	$91,383	$6,510	$13,965	$98,838
Interest income, net	(75)	(39)	(47)	(83)
Income tax expense	4,769	2,917	281	2,133
Net loss attributed to non-controlling interest	(411)	(225)	—	(186)
Depreciation and amortization	8,517	2,079	2,123	8,561
Stock-based compensation(a)	2,652	2,652	—	—
Equity in (earnings) losses from equity method investments(b)	(254)	(532)	—	278
Change in fair value of contingent liability	1,720	—	(73)	1,647
Other, net	(1,383)	(752)	102	(529)
Adjusted EBITDA	106,918	12,610	16,351	110,659
Adjusted EBITDA attributed to non-controlling interest	157	117	—	40
Adjusted EBITDA attributed to Douglas Elliman	$107,075	$12,727	$16,351	$110,699

Adjusted EBITDA attributed to Douglas Elliman by segment:
Real estate brokerage segment	$112,010	$17,662	$16,351	$110,699
Corporate and other segment	(4,935)	(4,935)	—	—
Total adjusted EBITDA attributed to Douglas Elliman	$107,075	$12,727	$16,351	$110,699
_____________________________
(a)Represents amortization of stock-based compensation. $925 is attributable to the Real estate brokerage segment and $1,727 is attributable to the Corporate and other segment.
(b)Represents equity in losses (earnings) recognized from the Company’s investment in an equity method investment that is accounted for under the equity method and is not consolidated in the Company’s financial results.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our combined consolidated financial statements and related notes included elsewhere in this report.

Three months ended March 31, 2022 Compared to Three months ended March 31, 2021

The following table sets forth our revenue and operating income (loss) by segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$308,900	$272,776

Operating income (loss) by segment:
Real estate brokerage segment	$14,541	$14,228
Corporate and other segment	(6,662)	—
Total operating income	$7,879	$14,228

EBITDA attributed to Douglas Elliman by segment:
Real estate brokerage EBITDA attributed to Douglas Elliman	$17,662	$16,351
Corporate and other EBITDA attributed to Douglas Elliman	(4,935)	—
EBITDA attributed to Douglas Elliman	$12,727	$16,351

Three months ended March 31, 2022 Compared to Three months ended March 31, 2021
Revenues. Our revenues were $308,900 for the three months ended March 31, 2022 compared to $272,776 for the three months ended March 31, 2021. The $36,124 (13.2%) increase in revenues was primarily due to a $36,124 increase in the Real Estate Brokerage segment’s revenues, which was primarily related to increased revenues from existing home sales caused by home-buying trends in our markets that began in the fourth quarter of 2020 as markets began reopening from lockdowns associated with the COVID-19 pandemic and vaccinations became available.
Operating expenses. Our operating expenses were $301,021 for the three months ended March 31, 2022 compared to $258,548 for the three months ended March 31, 2021. The increase of $42,473 was due to increases in real estate brokerage commissions of $26,405, expenses associated with Douglas Elliman operating as a standalone public company after the Distribution, which occurred on December 29, 2021, as well as increased expenses associated with our expansion into new markets and enhancements to our technology platform.
Operating income. Operating income was $7,879 for the three months ended March 31, 2022 compared to $14,228 for the same period in 2021. The $6,349 decline in operating income was due to Douglas Elliman operating as a standalone public company after the distribution as well as non-cash stock compensation expense.
Other income. Other income was $1,323 for the three months ended March 31, 2022 compared to $18 for the three months ended March 31, 2021. For the three months ended March 31, 2022, other income primarily consisted of investment income, primarily associated with our PropTech investments of $752 and equity earnings from equity method investments of $532.
Income before provision for income taxes. Income before income taxes was $9,202 and $14,246 for the three months ended March 31, 2022 and 2021, respectively.
Income tax expense. Income tax expense was $2,917 and $281 for the three months ended March 31, 2022 and 2021, respectively. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. After the Distribution and for interim financial reporting for the three months ended March 31, 2022, we now estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We will refine annual estimates as current information becomes available.
Before the Distribution, we calculated our provision for income taxes based upon the taxable income of attributable to its activity and the activity of its subsidiaries during this period. or the periods presented prior to the distribution, we calculated our provision for income taxes by using a separate-return method and elected not to allocate tax expense to single-member limited liability companies or partnerships that did not incur income tax liability because they were not severally liable for the taxes of their owners. Before the distribution, Douglas Elliman of California, Inc., and DER Holdings II LLC were the only two entities taxed as corporations for U.S. Income Tax purposes while the remaining entities were pass through entities for federal income tax purposes. Therefore, no income tax expense was allocated to entities other than DER Holdings II LLC, Douglas Elliman of California, Inc. and, for purposes of New York City UBT only, Douglas Elliman Realty, LLC.
Real Estate Brokerage.
The following table sets forth our condensed combined consolidated statements of operations data for the Real Estate Brokerage segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022		2021
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$295,109	95.5%	$259,100	95.0%
Property management	9,199	3.0%	9,268	3.4%
Other	4,592	1.5%	4,408	1.6%
Total revenues	$308,900	100%	$272,776	100%

Operating expenses:
Real estate agent commissions	223,422	72.3%	197,017	72.2%
Sales and marketing	19,306	6.2%	19,354	7.1%
Operations and support	18,091	5.9%	17,250	6.3%
General and administrative	26,168	8.5%	19,307	7.1%
Technology	5,293	1.7%	3,497	1.3%
Depreciation and amortization	2,079	0.7%	2,123	0.8%
Operating income	$14,541	4.7%	$14,228	5.2%

Revenues. Our revenues were $308,900 for the three months ended March 31, 2022 compared to $272,776 for the three months ended March 31, 2021. The increase of $36,124 (13.2%) was primarily related to an increase of $36,009 in our commission and other brokerage income, which increased as a result of increased revenues from existing home sales caused by home-buying trends in our markets that began in the fourth quarter of 2020 as markets began reopening from lockdowns associated with the COVID-19 pandemic and vaccinations became available.
Our revenues from commission and other brokerage income were $295,109 for the three months ended March 31, 2022 compared to $259,100 for the three months ended March 31, 2021, an increase of $36,009 because of continuing home buying trends in our New York City, Florida and Colorado regions as well as our expansion into the Texas region. In 2022, our commission and other brokerage income generated from the sales of existing homes increased by $22,253 in New York City, $10,806 in the West region, which includes Texas and Colorado, $5,271 in the Southeast region and declined by $6,171 in the Northeast region, which excludes New York City, in each case compared to the 2021 period. In addition, our revenues from Development Marketing increased by $3,850 in 2022 compared to 2021.
Operating Expenses. Our operating expenses were $294,359 for the three months ended March 31, 2022 compared to $258,548 for the three months ended March 31, 2021, an increase of $35,811, due to increases in real estate brokerage commissions, general and administrative expenses associated with additional expenses from the Texas region, which we began consolidating in August 2021, and expenses associated with technology. The primary components of operating expenses are described below.
Real Estate Agent Commissions. As a result of our growth in commissions and other brokerage income, our real estate agent commissions expense was $223,422 for the three months ended March 31, 2022 compared to $197,017 for the three months ended March 31, 2021, an increase of $26,405 (13.4%). Real estate agent commissions expense, as a percentage of revenues, were flat (72.3% for the three months ended March 31, 2022 compared to 72.2% for the three months ended March 31, 2021).
Sales and Marketing. Sales and marketing expenses were $19,306 for the three months ended March 31, 2022 compared to $19,354 for the three months ended March 31, 2021.

Operations and support. Operations and support expenses were $18,091 for the three months ended March 31, 2022 compared to $17,250 for the three months ended March 31, 2021. The increase related to our sales offices gradually reopening during 2021.
General and administrative. General and administrative expenses were $26,168 for the three months ended March 31, 2022 compared to $19,307 for the three months ended March 31, 2021. The increase in expenses was the result of the expansion into the Texas region, incremental expenses to support business growth, the gradual reopening of administrative offices during 2021 and non-cash stock compensation.
Technology. Technology expenses were $5,293 for the three months ended March 31, 2022 compared to $3,497 for the three months ended March 31, 2021. The increase related to refinements of our cloud-based “MyDouglas” agent portal and our StudioPro agent concierge service in 2022, as well as the introduction two new packaged applications to automate our payment processing and streamlined escrow services in 2022.

Operating income. Operating income was $14,541 for the three months ended March 31, 2022 compared to $14,228 for the three months ended March 31, 2021. The increase in operating income is primarily associated with the net impact of increased commission and other brokerage revenues offset by expenses associated with non-cash stock compensation, expansion into new markets and technology.

Corporate and Other.

Corporate and Other loss. The operating loss at the Corporate and Other segment was $6,662 for the three months ended March 31, 2022 due to expenses, including non-cash stock compensation, associated with Douglas Elliman operating as a standalone publicly traded company after the Distribution.
Summary of PropTech Investments

As of March 31, 2022, New Valley Ventures had investments (at a carrying value) of approximately $7,396 in PropTech companies. This amounts to approximately 1% of the value of Douglas Elliman’s total assets, which totaled approximately $588 million, as of March 31, 2022. During the three months ended March 31, 2022 we made the following new PropTech investments:
■Envoy: a shared mobility company that sets up fleets of electric vehicles that can be shared by residents of a condominium development, hotel, or shared space.
■Audience: a subscription-based platform built around proprietary robotic arms that generate hand-written notes on behalf of sales-oriented professionals.

Liquidity and Capital Resources

Cash and cash equivalents declined by $15,429 and increased by $13,375 for the three months ended March 31, 2022 and 2021, respectively. Restricted Cash, which is included in cash and cash equivalents, was $9,768, and $12,697 as of March 31, 2022 and 2021, respectively.
Cash used in operations was $6,780 for the three months ended March 31, 2022 while cash provided from operations was $13,993 for the three months ended March 31, 2021. The decline in the 2022 period related to lower operating income associated with an increase in payments of discretionary compensation in 2022 compared to 2021, because of higher compensation accruals at December 31, 2021 compared to the previous year, and the inclusion of expenses associated with operating as a standalone public company in 2022.
Cash used in investing activities was $1,815 and $597 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, cash used in investing activities was comprised of the purchase of investments of $926 in the Company’s PropTech business, capital expenditures of $849, and investments of $100 in equity-method investments. This was offset by $60 of distributions from equity-method investments. For the three months ended March 31, 2021, cash used in investing activities was comprised of capital expenditures of $597.
Our investment philosophy is to maximize return on investments using a reasonable expectation for return when investing in equity-method investments and PropTech investments as well as making capital expenditures.
Cash used in financing activities was $6,834 and $21 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, cash used in financing activities was comprised of dividends and distributions on common stock of $4,062, repayment of debt of $3,129, and earn-out payments, associated with acquisitions, of $18. These amounts were offset by contributions from non-controlling interest associated with Douglas Elliman Texas of $375. For the three months ended March 31, 2021, cash used in financing activities was comprised of earn-out payments of $21.
In March 2022, we paid a cash dividend of $0.05 per share. We contemplate continuing to pay a quarterly cash dividend of $0.05 per share, subject to approval of our Board of Directors, which would result in annual dividends of approximately $16,200. We had cash and cash equivalents of approximately $203,669 as of March 31, 2022 and, in addition to cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make or seek to make other investments, which may limit our liquidity otherwise available.

Market Risk

We are exposed to market risks principally from fluctuations in interest rates and could be exposed to market risks from foreign currency exchange rates and equity prices in the future. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation

There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements include information relating to our intent, belief or current expectations, primarily with respect to, but not limited to economic outlook, capital expenditures, cost reduction, cash flows, operating performance, growth expectations, competition, legislation and regulations, litigation, and related industry developments (including trends affecting our business, financial condition and results of operations).
We identify forward-looking statements in this report by using words or phrases such as “anticipate”, “believe”, “continue”, "could", “estimate”, “expect,” “intend”, “may be,” “objective”, “opportunistically”, “plan”, “potential”, “predict”, “project”, “prospects”, “seek” or “will be” and similar words or phrases or their negatives.
Forward-looking statements involve important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,
•governmental regulations and policies,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises,
•our ability to effectively manage the impacts of any government-mandated or encouraged suspension of our business operations,
•the impacts of the Tax Cuts and Jobs Act of 2017, including the impact on the markets of our business,
•effects of industry competition,

•severe weather events or natural or man-made disasters, including increasing the severity or frequency of such events due to climate change or otherwise, or other catastrophic events may disrupt our business and have an unfavorable impact on home sale activity,
•the level of our expenses, including our corporate expenses as a stand-alone publicly-traded company,
•the tax-free treatment of the Distribution,
•our lack of operating history as a public company and costs associated with being an independent public company,
•potential dilution to holders of our common stock as a result of issuances of additional shares of common stock to fund our financial obligations and other financing activities,
•the failure of us or Vector Group to satisfy our obligations under the Transition Services Agreement or other agreements entered into in connection with the Distribution; and
•the additional factors described under “Risk Factors” in our Annual Report on Form 10-K for the December 31, 2021 filed with the Securities and Exchange Commission as updated in this report.
Further information on the risks and uncertainties to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission.
Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. The forward-looking statements speak only as of the date they are made.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk” is incorporated herein by reference.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to Note 8, incorporated herein by reference, to our condensed combined consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company or its subsidiaries are a party and certain related matters.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended March 31, 2022.

Item 6.    Exhibits:

* 10.1
Amendment to Employment Agreement, dated as of March 18, 2022 between Douglas Elliman Inc. and Howard M. Lorber (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K for the fiscal year ended December 31, 2021).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	May 11, 2022