Form 10-Q
period 2022-06-30
Douglas Elliman Inc.
filed 2022-08-05
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2022

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
☐ Yes ☒ No
    At August 5, 2022, Douglas Elliman Inc. had 81,275,626 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2022	December 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$202,134	$211,623
Receivables	31,161	32,488
Agent receivables, net	15,044	9,192
Income taxes receivable, net	501	—
Restricted cash and cash equivalents	6,955	15,336
Other current assets	16,228	12,166
Total current assets	272,023	280,805
Property, plant and equipment, net	40,572	39,381
Operating lease right-of-use assets	124,184	123,538
Long-term investments (includes $3,812 and $3,756 at fair value)	9,175	8,094
Contract assets, net	34,617	28,996
Goodwill	32,230	32,571
Other intangible assets, net	74,028	74,421
Equity-method investments	2,311	2,521
Other assets	5,598	4,842
Total assets	$594,738	$595,169
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of notes payable and other obligations	$6,275	$12,527
Current operating lease liability	23,073	22,666
Income taxes payable, net	—	1,240
Accounts payable	6,455	5,874
Commissions payable	32,226	35,766
Accrued salaries and benefits	12,851	25,446
Contract liabilities	6,041	6,689
Other current liabilities	22,938	22,259
Total current liabilities	109,859	132,467
Notes payable and other obligations less current portion	164	176
Deferred income taxes, net	11,605	11,412
Non-current operating lease liabilities	127,716	129,496
Contract liabilities	49,269	39,557
Other liabilities	188	188
Total liabilities	298,801	313,296
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 81,275,626 and 81,210,626 shares issued and outstanding	813	812
Additional paid-in capital	283,810	278,500
Retained earnings	9,252	622
Total Douglas Elliman Inc. stockholders' equity	293,875	279,934
Non-controlling interest	2,062	1,939
Total stockholders' equity	295,937	281,873
Total liabilities and stockholders' equity	$594,738	$595,169

The accompanying notes are an integral part of the condensed combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Commissions and other brokerage income	$348,831	$376,033	$643,940	$635,133
Property management	10,046	9,901	19,245	19,169
Other ancillary services	5,482	6,041	10,074	10,449
Total revenues	364,359	391,975	673,259	664,751

Expenses:
Real estate agent commissions	267,182	283,651	490,604	480,668
Sales and marketing	22,136	19,741	41,442	39,095
Operations and support	19,563	16,999	37,654	34,249
General and administrative	32,875	22,887	65,705	42,194
Technology	5,989	3,417	11,282	6,914
Depreciation and amortization	1,986	2,097	4,065	4,220
Operating income	14,628	43,183	22,507	57,411

Other income (expenses):
Interest income	32	25	71	72
Equity in (losses) earnings from equity-method investments	(114)	75	418	75
Change in fair value of contingent liability	—	(3,596)	—	(3,523)
Investment and other income	1,219	493	1,971	391
Income before provision for income taxes	15,765	40,180	24,967	54,426
Income tax expense	5,546	708	8,463	989

Net income	10,219	39,472	16,504	53,437

Net loss attributed to non-controlling interest	27	—	252	—

Net income attributed to Douglas Elliman Inc.	$10,246	$39,472	$16,756	$53,437

Per basic common share:

Net income applicable to common shares attributed to Douglas Elliman Inc.	$0.13	$0.51	$0.21	$0.69

Per diluted common share:

Net income applicable to common shares attributed to Douglas Elliman Inc.	$0.13	$0.51	$0.21	$0.69

The accompanying notes are an integral part of the condensed combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of April 1, 2022	81,235,626	$812	$281,152	$3,070	$2,089	$287,123
Net income (loss)	—	—	—	10,246	(27)	10,219
Dividends on common stock ($0.05 per share)	—	—	—	(4,064)	—	(4,064)
Restricted stock grant	40,000	1	(1)	—	—	—
Stock-based compensation	—	—	2,659	—	—	2,659
Balance as of June 30, 2022	81,275,626	$813	$283,810	$9,252	$2,062	$295,937

	Douglas Elliman Inc. Former Parent’s Net Investment
			Additional Paid-In		Former Parent’s Net	Non-controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Investment	Interest	Total
Balance as of April 1, 2021	—	$—	$—	$—	$183,524	$—	$183,524
Net income	—	—	—	—	39,472	—	39,472
Net transfers to Former Parent	—	—	—	—	(820)	—	(820)
Balance as of June 30, 2021	—	$—	$—	$—	$222,176	$—	$222,176

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of January 1, 2022	81,210,626	$812	$278,500	$622	$1,939	$281,873
Net income (loss)	—	—	—	16,756	(252)	16,504
Dividends on common stock ($0.10 per share)	—	—	—	(8,126)	—	(8,126)
Restricted stock grants, net	65,000	1	(1)	—	—	—
Stock-based compensation	—	—	5,311	—	—	5,311
Contributions from non-controlling interest	—	—	—	—	375	375
Balance as of June 30, 2022	81,275,626	$813	$283,810	$9,252	$2,062	$295,937

	Douglas Elliman Inc. Former Parent’s Net Investment
			Additional Paid-In		Former Parent’s Net	Non- controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Investment	Interest	Total
Balance as of January 1, 2021	—	$—	$—	$—	$163,590	$—	$163,590
Net income	—	—	—	—	53,437	—	53,437
Net transfers from Former Parent	—	—	—	—	5,149	—	5,149
Balance as of June 30, 2021	—	$—	$—	$—	$222,176	$—	$222,176
The accompanying notes are an integral part of the condensed combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by operating activities	$2,837	$72,107
Cash flows from investing activities:
Investments in equity-method investments	(100)	(1,600)
Distributions from equity-method investments	75	—
Purchase of debt securities	(701)	(2,500)
Purchase of equity securities	(1,025)	(527)
Purchase of long-term investments	(425)	(1,025)
Capital expenditures	(4,367)	(1,263)
Net cash used in investing activities	(6,543)	(6,915)
Cash flows from financing activities:
Repayment of debt	(6,264)	—
Contributions from Former Parent	—	7,652
Distributions to Former Parent	—	(9,000)
Dividends on common stock	(8,120)	—
Contributions from non-controlling interest	375	—
Earn out payments	(100)	(51)
Net cash used in financing activities	(14,109)	(1,399)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,815)	63,793
Cash, cash equivalents and restricted cash, beginning of period	228,866	106,702
Cash, cash equivalents and restricted cash, end of period	$211,051	$170,495

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
Prior to its distribution (the “Distribution”) from Vector Group Ltd. (“Vector Group” or, collectively with its subsidiaries, “Former Parent”) in December 2021, Douglas Elliman was a subsidiary of Vector Group. Douglas Elliman’s condensed combined consolidated financial statements as of and for the quarterly period and six months ended June 30, 2021 include certain indirect general and administrative costs allocated to it by Vector Group for certain functions and services including, but not limited to, executive office, finance and other administrative support. These expenses have been allocated to Douglas Elliman based on direct usage, when identifiable.
Douglas Elliman’s condensed combined consolidated results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what its combined consolidated results of operations, financial position and cash flows would have been had Douglas Elliman operated as a separate, stand-alone entity during the quarterly period and six months ended June 30, 2021, including changes in its operations and capitalization as a result of the separation and distribution from Vector Group.
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements as of and for the quarterly period and six months ended June 30, 2021 reflect the combined historical results of our operations, financial position and cash flows in accordance with U.S. GAAP and SEC Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to GAAP issued by the Financial Accounting Standards Board (“FASB”) are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.” These condensed combined consolidated financial statements should be read in conjunction with the combined consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”). The condensed combined consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
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
(e) Earnings Per Share (“EPS”):
On December 29, 2021, the date of the Distribution, 77,720,626 shares of common stock of the Company, par value $0.01 per share, were distributed to Vector Group stockholders of record as of December 20, 2021. This share amount is being utilized for the calculation of basic and diluted earnings per share for the period presented prior to the Distribution as all shares were owned by Vector Group prior to the Distribution. For the 2021 period, these shares are treated as issued and outstanding at January 1, 2021 for purposes of calculating historical basic and diluted earnings per share.
The Company has restricted stock awards which will provide cash dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The Company first paid dividends during the three months ended March 31, 2022 and most recently paid a dividend during the three months ended June 30, 2022.
As a result, in its calculation of basic EPS and diluted EPS for the three and six months ended June 30, 2022, the Company adjusted its net income for the effect of these participating securities. For the three and six months ended June 30, 2021, the Company did not adjust its net income for the effect of these participating securities because the adjustment was negligible.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributed to Douglas Elliman Inc.	$10,246	$39,472	$16,756	$53,437
Income attributable to participating securities	(439)	—	(714)	—
Net income available to common stockholders attributed to Douglas Elliman Inc.	$9,807	$39,472	$16,042	$53,437
Basic EPS is computed by dividing net income available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted-average shares for basic EPS	77,666,210	77,720,626	77,666,210	77,720,626
Plus incremental shares related to non-vested restricted stock	54,416	—	54,416	—
Weighted-average shares for diluted EPS	77,720,626	77,720,626	77,720,626	77,720,626
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
The components of “Cash, cash equivalents and restricted cash” in the condensed combined consolidated statements of cash flows were as follows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$202,134	$211,623
Restricted cash and cash equivalents included in current assets	6,955	15,336
Restricted cash and cash equivalents included in other assets	1,962	1,907
Total cash, cash equivalents, and restricted cash shown in the condensed combined consolidated statements of cash flows	$211,051	$228,866
(g)  Related Party Transactions:
Agreements with Vector Group. The Company paid $1,050 and $2,100 under the Transition Services Agreement and $686 and $1,177 under the Aircraft Lease Agreement during the three and six months ended June 30, 2022, respectively.
Vector Group has agreed to indemnify the Company for a contingent liability under the Distribution Agreement. The value of the contingent liability was $182 as of June 30, 2022. Accordingly, the Company has recorded a receivable equal to the amount of the contingent liability.
Vector Group has agreed to indemnify the Company for certain tax matters under the Tax Disaffiliation Agreement. The Company has recorded a receivable of $553 as of June 30, 2022 and Other income of $553 for the three and six months ended June 30, 2022 related to the tax indemnifications.
Real estate commissions. Real estate commissions include commissions of approximately $201, $4,228, $1,101, and $6,585 for the three and six months ended June 30, 2022 and 2021, respectively, from projects where the Company has been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that Vector Group owns an interest in through its real estate venture investments.
Equity in earnings from equity-method investments. The Company and a director each owned a 50% interest in an entity the assets and business of which was sold in 2019. The Company received $654 in May 2022 as a final distribution of an earn-out payment based on the performance of the entity in 2020 and 2021. The Company recorded equity in earnings from this equity-method investment of $70 and $654 for the three and six months ended June 30, 2022. The Company recorded equity in earnings from this equity-method investment of $75 for the three and six months ended June 30, 2021.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h) Investments and Other Income:
Investments and other income consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net gains (losses) recognized on PropTech convertible trading debt securities	521	(19)	675	(19)
Net gains recognized on long-term investments at fair value	145	87	743	121
Other income	—	425	—	289
Income related to Tax Disaffiliation indemnification	553	—	553	—
Investments and other income	1,219	493	1,971	391
(i) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income, therefore no statement of Comprehensive Income is included in the combined consolidated financial statements.
(j)  Subsequent Events:
The Company has evaluated subsequent events through August 5, 2022, the date the financial statements were issued.
(k) New Accounting Pronouncements:
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
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on its combined consolidated financial statements.
SEC Proposed Rule Changes
On March 21, 2022, the SEC proposed rule changes that would require registrants to provide certain climate-related information in their registration statements and annual reports. The proposed rules would require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks would also include disclosure of a registrant's greenhouse gas emissions, which have become a commonly used metric to assess a registrant's exposure to such risks. In addition, under the proposed rules, certain climate-related financial metrics would be required in a registrant's audited financial statements. The Company is currently evaluating the impact of the proposed rule changes.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.    REVENUE RECOGNITION
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

	Three Months Ended June 30, 2022
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$107,656	$62,712	$91,885	$62,580	$324,833
Commission and other brokerage income - development marketing	17,808	—	3,968	2,222	23,998
Property management revenue	9,893	153	—	—	10,046
Escrow and title fees	1,190	436	—	3,856	5,482
Total revenue	$136,547	$63,301	$95,853	$68,658	$364,359

	Three Months Ended June 30, 2021
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$105,852	$66,419	$121,966	$51,518	$345,755
Commission and other brokerage income - development marketing	15,919	—	14,078	281	30,278
Property management revenue	9,762	139	—	—	9,901
Escrow and title fees	1,413	392	—	4,236	6,041
Total revenue	$132,946	$66,950	$136,044	$56,035	$391,975

	Six Months Ended June 30, 2022
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$200,044	$112,791	$172,709	$114,464	$600,008
Commission and other brokerage income - development marketing	29,177	—	12,184	2,571	43,932
Property management revenue	18,934	311	—	—	19,245
Escrow and title fees	1,907	707	—	7,460	10,074
Total revenue	$250,062	$113,809	$184,893	$124,495	$673,259

	Six Months Ended June 30, 2021
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$175,987	$122,669	$197,519	$92,596	$588,771
Commission and other brokerage income - development marketing	24,363	—	21,385	614	46,362
Property management revenue	18,857	312	—	—	19,169
Escrow and title fees	1,879	809	—	7,761	10,449
Total revenue	$221,086	$123,790	$218,904	$100,971	$664,751

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	June 30, 2022	December 31, 2021
Receivables, which are included in receivables	$4,004	$2,749
Contract assets, net, which are included in other current assets	3,194	2,187
Payables, which are included in other current liabilities	3,096	2,070
Contract liabilities, which are in current liabilities	6,041	6,689
Contract assets, net, which are in other assets	34,617	28,996
Contract liabilities, which are in other liabilities	49,269	39,557
The Company recognized revenue of $7,287 and $15,356 and for the three and six months ended June 30, 2022, that were included in the contract liabilities balances at December 31, 2021. The Company recognized revenue of $1,717 and $2,649 for the three and six months ended June 30, 2021, that were included in the contract liabilities balances at December 31, 2020.

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the condensed combined consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $9,641 and $8,607 at June 30, 2022 and December 31, 2021, respectively.
The following is the rollforward of the allowance for credit losses for the six months ended June 30, 2022:

	January 1, 2022	Current Period Provision		Write-offs	Recoveries	June 30, 2022
Allowance for credit losses:

Real estate broker agent receivables	$8,607	$1,448	(1)	$414	$—	$9,641
_____________________________
(1) The bad debt expense related to the real estate broker agent receivables is included in General and administrative expenses on the condensed combined consolidated statements of operations.
The following is the rollforward of the allowance for credit losses for the six months ended June 30, 2021:

	January 1, 2021	Current Period Provision		Write-offs	Recoveries	June 30, 2021
Allowance for credit losses:

Real estate broker agent receivables	$7,038	$289	(1)	$199	$—	$7,128
_____________________________
(1) The bad debt expense related to the real estate broker agent receivables is included in General and administrative expenses on the condensed combined consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.    LEASES
Leases
The Company has operating leases for corporate and sales offices and equipment. The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$8,300	8,142	$16,469	$16,277
Short-term lease cost	281	169	538	369
Variable lease cost	943	976	1,928	1,932
Less: Sublease income	(152)	(108)	(273)	(196)
Total lease cost	$9,372	$9,179	$18,662	$18,382
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$18,565	$19,391

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	10,617	3,326
Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2022	2021
Weighted average remaining lease term:
Operating leases	7.23	7.65

Weighted average discount rate:
Operating leases	8.83%	9.12%

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2022, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2022	$18,453
2023	34,055
2024	28,761
2025	24,201
2026	21,914
2027	19,186
Thereafter	61,901
Total lease payments	208,471
Less imputed interest	(57,682)
Total	$150,789
As of June 30, 2022, the Company had $346 in undiscounted lease payments relating to operating leases for office space that have not yet commenced. The operating leases have lease terms that range between 2 years and 5 years and are expected to commence during the third quarter of 2022.

5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	June 30, 2022	December 31, 2021
PropTech convertible trading debt securities	$3,598	$2,222
Long-term investment securities at fair value (1)	2,702	1,534
PropTech investments at cost	5,363	4,338
Total investments	$11,663	$8,094
Less PropTech current convertible trading debt securities(2)	2,488	—
Total long-term investments	$9,175	$8,094
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2)    These amounts are included in Other current assets on the condensed combined consolidated balance sheets.
Net gains recognized on long-term investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net gains recognized on PropTech convertible trading debt securities	$521	$(19)	$675	$(19)
Net gains recognized on long-term investments at fair value	145	87	743	121
Net gains recognized on long-term investment securities	$666	$68	$1,418	$102
(a) PropTech Convertible Trading Debt Securities:
During the six months ended June 30, 2022, New Valley Ventures invested $701 into convertible notes of two additional PropTech ventures. The securities are classified as trading debt securities and are accounted for at fair value. The maturities of all convertible notes range from February 2023 to December 2023.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized and realized net gains recognized in net income on long-term investment securities at fair value during the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net gains recognized on long-term investment securities	$145	$87	$743	$121
The Company has unfunded commitments of $1,150 related to long-term investment securities at fair value as of June 30, 2022.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at June 30, 2022. During the six months ended June 30, 2022, New Valley Ventures invested $500 into one additional PropTech venture that is an equity security without a readily determinable fair value. The total carrying value of these investments was $5,363 as of June 30, 2022. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and six months ended June 30, 2021.

6. EQUITY METHOD INVESTMENTS
Equity-method investments consisted of the following:

	June 30, 2022	December 31, 2021
Ancillary services ventures	$2,311	$2,521
At June 30, 2022, the Company’s ownership percentages in the investments accounted for under the equity method ranged from 17.0% to 50.0%, which meet the threshold for equity-method accounting.

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

Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consisted of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was $2,311 as of June 30, 2022.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.    NOTES PAYABLE AND OTHER OBLIGATIONS
Notes payable and other obligations consisted of:

	June 30, 2022	December 31, 2021
Notes payable	$6,250	$12,500
Other	189	203
Total notes payable and other obligations	6,439	12,703
Less:
Current maturities	(6,275)	(12,527)
Amount due after one year	$164	$176
Notes Payable:
Notes payable consists primarily of $6,250 of notes payable issued by DER Holdings LLC in connection with the acquisition of the 29.41% interest in Douglas Elliman on December 31, 2018. Principal of $23,750 has been repaid through June 30, 2022 and the remaining principal of $6,250 is due in 2022.
Fair Value of Notes Payable and Other Obligations:
The estimated fair value of the Company’s notes payable and long-term debt were as follows:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$6,250	$6,250	$12,500	$12,500
Other	189	189	203	203
Notes payable and other obligations	$6,439	$6,439	$12,703	$12,703
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

8.    CONTINGENCIES
The Company is involved in litigation through the normal course of business. The majority of claims are covered by the Company’s insurance policies in excess of any applicable retention. Some claims may not be covered by the Company’s insurance policies. The Company believes that the resolution of these matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    INCOME TAXES
The financial statements of Douglas Elliman Inc. include the tax accounts of the following entities: (i) DER Holdings LLC, the parent of Douglas Elliman Realty LLC, is a single-member limited liability company that is a disregarded entity for U.S. income tax purposes, (ii) Douglas Elliman Realty LLC is a limited liability company that files as a partnership for U.S. income tax purposes, (iii) Douglas Elliman of California, Inc. is a corporation that reported on a separate company basis until February 28, 2019, then elected to become a consolidated subsidiary included in Vector Group’s consolidated U.S. income tax return until the Distribution, and thereafter is a consolidated subsidiary of Douglas Elliman Inc. (iv) DER Holdings II LLC, a subsidiary of DER Holdings LLC, which has elected to be taxed as corporation for U.S. income tax purposes, and (v) certain single member limited liability companies that are treated as disregarded entities for U.S. income tax purposes. Upon completion of the Distribution, Douglas Elliman Inc. and its subsidiaries detailed above became a separate taxable entity for federal and state income tax purposes.
After the Distribution, the Company calculates its provision for income taxes based upon the taxable income attributable to its activity and the activity of its subsidiaries. For interim periods, the Company calculates its income tax expense based on its expected income, statutory rates, non-taxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to the Company. After the Distribution and for interim financial reporting for the three and six months ended June 30, 2022, the Company now estimates the annual effective income tax rate based on full year projections and applies the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. The Company will refine annual estimates as current information becomes available.
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
The Company’s income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income before provision for income taxes	$15,765	$40,180	$24,967	$54,426
Income tax expense using estimated annual effective income tax rate	5,344	11,555	8,463	15,652
Less Federal income tax expense attributable to pass-through entities	—	(10,847)	—	(14,663)
Changes in effective tax rates	202	—	—	—
Income tax expense	$5,546	$708	$8,463	$989

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2022
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$40,282	$40,282	$—	$—
Certificates of deposit (2)	569	—	569	—
PropTech convertible trading debt securities	2,488	—	—	2,488
Long-term investments
PropTech convertible trading debt securities	1,110	—	—	1,110
Long-term investment securities at fair value (3)	2,702	—	—	—
Total long-term investments	3,812	—	—	1,110
Total assets	$47,151	$40,282	$569	$3,598
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed combined consolidated balance sheets, except for $6,955 that is included in current restricted cash and cash equivalents and $1,962 that is included in non-current restricted assets.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at June 30, 2022:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at
	June 30, 2022	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$3,598	Discounted cash flow	Interest rate	4% and 8%
			Maturity	Feb 2023 - Dec 2023
			Volatility	62.0% - 111.2%
			Discount rate	31.42% - 188.18%
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2022 and December 31, 2021, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.    SEGMENT INFORMATION
The Company’s business segments were Real Estate Brokerage and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the three and six months ended June 30, 2022 and 2021 were as follows:

	Real Estate Brokerage	Corporate and Other	Total
Three months ended June 30, 2022
Revenues	$364,359	$—	$364,359
Operating income (loss)	21,575	(6,947)	14,628
Adjusted EBITDA attributed to Douglas Elliman (a)	24,424	(5,222)	19,202
Depreciation and amortization	1,986	—	1,986

Three months ended June 30, 2021
Revenues	$391,975	$—	$391,975
Operating income	43,183	—	43,183
Adjusted EBITDA attributed to Douglas Elliman (a)	45,280	—	45,280
Depreciation and amortization	2,097	—	2,097

Six months ended June 30, 2022
Revenues	$673,259	$—	$673,259
Operating income (loss)	36,116	(13,609)	22,507
Adjusted EBITDA attributed to Douglas Elliman (a)	42,086	(10,157)	31,929
Depreciation and amortization	4,065	—	4,065
Capital expenditures	4,367	—	4,367

Six months ended June 30, 2021
Revenues	$664,751	$—	$664,751
Operating income	57,411	—	57,411
Adjusted EBITDA attributed to Douglas Elliman (a)	61,631	—	61,631
Depreciation and amortization	4,220	—	4,220
Capital expenditures	1,263	—	1,263
_____________________________
(a)The following table reconciles operating income to Adjusted EBITDA attributed to Douglas Elliman for the three and six months ended June 30, 2022 and 2021.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Real estate brokerage segment
Operating income	$21,575	43,183	$36,116	$57,411
Depreciation and amortization	1,986	2,097	4,065	4,220
Stock-based compensation	934	—	1,859	—
Adjusted EBITDA	24,495	45,280	42,040	61,631
Adjusted EBITDA attributed to non-controlling interest	(71)	—	46	—
Adjusted EBITDA attributed to Douglas Elliman	$24,424	$45,280	$42,086	$61,631

Corporate and other segment
Operating loss	$(6,947)	$—	$(13,609)	$—
Stock-based compensation	1,725	—	3,452	—
Adjusted EBITDA attributed to Douglas Elliman	$(5,222)	$—	$(10,157)	$—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and audited financial statements as of and for the year ended December 31, 2021 and Notes thereto, included in our 2021 Annual Report on Form 10-K, and our Condensed Combined Consolidated Financial Statements and related Notes as of and for the quarterly period and six months ended June 30, 2022.

Overview
We are a holding company and engaged in two business segments:
Real Estate Brokerage: The residential real estate brokerage services through our subsidiary Douglas Elliman Realty, which is one of the largest residential brokerage companies in the New York metropolitan area, which includes New York City, Long Island, the Hamptons, Westchester, Connecticut and New Jersey, and the sixth largest in the United States with operations in Florida, California, Colorado, Texas, Massachusetts and Nevada.
Corporate and other: The operations of our holding company as well as the PropTech investment business investing in select PropTech opportunities through our New Valley Ventures subsidiary.

Distribution and Basis of Presentation
On December 29, 2021, Vector Group distributed all our common stock to its stockholders. Prior to the Distribution, we were a subsidiary of Vector Group and incurred indirect general and administrative costs allocated to us by Vector Group for certain functions and services including, but not limited to, executive office, finance and other administrative support. These expenses were allocated to us based on direct usage, when identifiable. After the Distribution, we are incurring expenses necessary to operate a standalone public company, including pursuant to a Transition Services Agreement entered into with Vector Group in connection with the Distribution.
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

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman and Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the last twelve months ended June 30, 2022 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

Key Business Metrics

	Last twelve months ended		Six months ended June 30,			Year ended December 31, 2021
	June 30, 2022		2022		2021
Key Business Metrics
Total transactions (absolute) (1)	31,843		15,001		15,558	32,400
Gross transaction value (in billions) (2)	$51.2		$25.3		$25.3	$51.2
Average transaction value per transaction (in thousands) (3)	$1,608.7		$1,685.5		$1,623.3	$1,580.0
Number of Principal Agents (4)	5,245	(5)	5,245	(5)	5,168	5,189	(5)
Annual Retention (6)	92%		N/A		N/A	94%
Net income attributed to Douglas Elliman Inc.	$62,157		$16,756		$53,437	$98,838
Net income margin	4.56%		2.49%		8.04%	7.30%
Adjusted EBITDA attributed to Douglas Elliman	$80,997		$31,929		$61,631	$110,699
Adjusted EBITDA attributed to Douglas Elliman margin	5.95%		4.74%		9.27%	8.18%

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

Non-GAAP Financial Measures
Adjusted EBITDA attributed to Douglas Elliman is a non-GAAP financial measure that represents our net income adjusted for depreciation and amortization, investment and other income, stock-based compensation expense, benefit from income taxes, and other items. Adjusted EBITDA attributed to Douglas Elliman Margin is the quotient of (x) Adjusted EBITDA attributed to Douglas Elliman divided by (y) revenue. Last twelve months (“LTM”) financial measures are non-GAAP financial measures that are calculated by reference to the trailing four-quarter performance for the relevant metric.
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
Reconciliations of these non-GAAP measures are provided in the table below.

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Last twelve months ended	Six months ended June 30,		Year ended December 31, 2021
	June 30, 2022	2022	2021
Net income attributed to Douglas Elliman Inc.	$62,157	$16,756	$53,437	$98,838
Interest income, net	(82)	(71)	(72)	(83)
Income tax expense	9,607	8,463	989	2,133
Net loss attributed to non-controlling interest	(438)	(252)	—	(186)
Depreciation and amortization	8,406	4,065	4,220	8,561
Stock-based compensation (a)	5,311	5,311	—	—
Equity in (earnings) losses from equity method investments (b)	(65)	(418)	(75)	278
Change in fair value of contingent liability	(1,876)	—	3,523	1,647
Other, net	(2,109)	(1,971)	(391)	(529)
Adjusted EBITDA	80,911	31,883	61,631	110,659
Adjusted EBITDA attributed to non-controlling interest	86	46	—	40
Adjusted EBITDA attributed to Douglas Elliman	$80,997	$31,929	$61,631	$110,699

Real estate brokerage segment
Operating income	$80,803	$36,116	$57,411	$102,098
Depreciation and amortization	8,406	4,065	4,220	8,561
Stock-based compensation	1,859	1,859	—	—
Adjusted EBITDA	91,068	42,040	61,631	110,659
Adjusted EBITDA attributed to non-controlling interest	86	46	—	40
Adjusted EBITDA attributed to Douglas Elliman	$91,154	$42,086	$61,631	$110,699

Corporate and other segment
Operating loss	$(13,609)	$(13,609)	$—	$—
Stock-based compensation	3,452	3,452	—	—
Adjusted EBITDA attributed to Douglas Elliman	$(10,157)	$(10,157)	$—	$—

Total adjusted EBITDA attributed to Douglas Elliman	$80,997	$31,929	$61,631	$110,699
_____________________________
(a)Represents amortization of stock-based compensation. $1,859 is attributable to the Real estate brokerage segment and $3,452 is attributable to the Corporate and other segment.
(b)Represents equity in (earnings) losses recognized from the Company’s investment in an equity method investment that is accounted for under the equity method and is not consolidated in the Company’s financial results.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our combined consolidated financial statements and related notes included elsewhere in this report.

Three months ended June 30, 2022 Compared to the Three months ended June 30, 2021
The following table sets forth our revenue and operating income (loss) by segment for the three months ended June 30, 2022 compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$364,359	$391,975

Operating income (loss) by segment:
Real estate brokerage segment	$21,575	$43,183
Corporate and other segment	(6,947)	—
Total operating income	$14,628	$43,183

Real estate brokerage segment
Operating income	$21,575	43,183
Depreciation and amortization	1,986	2,097
Stock-based compensation	934	—
Adjusted EBITDA	24,495	45,280
Adjusted EBITDA attributed to non-controlling interest	(71)	—
Adjusted EBITDA attributed to Douglas Elliman	$24,424	$45,280

Corporate and other segment
Operating loss	$(6,947)	$—
Stock-based compensation	1,725	—
Adjusted EBITDA attributed to Douglas Elliman	$(5,222)	$—
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenues. Our revenues were $364,359 for the three months ended June 30, 2022 compared to $391,975 for the three months ended June 30, 2021. The $27,616 (7.0%) decline in revenues was primarily due to a $27,616 decline in the Real Estate Brokerage segment’s revenues, which was primarily related to declines in revenues from existing home sales.
Operating expenses. Our operating expenses were $349,731 for the three months ended June 30, 2022 compared to $348,792 for the three months ended June 30, 2021. The increase of $939 was due primarily to increases in expenses associated with our operating as a standalone public company after the Distribution, which occurred on December 29, 2021, as well as increased expenses associated with our expansion into new markets and enhancements to our technology platform. This was offset by declines in real estate brokerage commissions of $16,469.
Operating income. Operating income was $14,628 for the three months ended June 30, 2022 compared to $43,183 for the same period in 2021. The $28,555 decline in operating income was due to Douglas Elliman operating as a standalone public company after the Distribution, non-cash stock compensation expense, and the net impact of declines in commission and other brokerage revenues.
Other income (expenses). Other income was $1,137 for the three months ended June 30, 2022 compared to other expenses of $3,003 for the three months ended June 30, 2021. For the three months ended June 30, 2022, other income primarily consisted of investment and other income, primarily associated with our PropTech investments of $666 and income from the indemnification by Vector Group under the Tax Disaffiliation Agreement of $553, and equity losses from equity method investments of $114.
Income before provision for income taxes. Income before income taxes was $15,765 and $40,180 for the three months ended June 30, 2022 and 2021, respectively.

Income tax expense. Income tax expense was $5,546 and $708 for the three months ended June 30, 2022 and 2021, respectively. The difference is primarily related to income tax expense before and after the Distribution offset by lower income before provision for income taxes for the three months ended June 30, 2022.
After the Distribution, we calculate our provision for income taxes based upon the taxable income attributable to our activity and the activity of our subsidiaries. For interim periods, we calculate our income tax expense based on our expected income, statutory rates, non-taxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. After the Distribution and for interim financial reporting for the three months ended June 30, 2022, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We will refine annual estimates as current information becomes available.
Before the Distribution, and for the three months ended June 30, 2021, we calculated our provision for income taxes by using a separate-return method and elected not to allocate tax expense to single-member limited liability companies or partnerships that did not incur income tax liability because they were not severally liable for the taxes of their owners. Before the Distribution, Douglas Elliman of California, Inc., and DER Holdings II LLC were the only two entities taxed as corporations for U.S. Income Tax purposes while the remaining entities were pass through entities for federal income tax purposes. Therefore, no income tax expense was allocated to entities other than DER Holdings II LLC, Douglas Elliman of California, Inc. and, for purposes of New York City UBT only, Douglas Elliman Realty, LLC.
Real Estate Brokerage.
The following table sets forth our condensed combined consolidated statements of operations data for the Real Estate Brokerage segment for the three months ended June 30, 2022 compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022		2021
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$348,831	95.7%	$376,033	95.9%
Property management	10,046	2.8%	9,901	2.5%
Other ancillary services	5,482	1.5%	6,041	1.5%
Total revenues	$364,359	100%	$391,975	100%

Operating expenses:
Real estate agent commissions	267,182	73.3%	283,651	72.4%
Sales and marketing	22,136	6.1%	19,741	5.0%
Operations and support	19,563	5.4%	16,999	4.3%
General and administrative	25,928	7.1%	22,887	5.8%
Technology	5,989	1.6%	3,417	0.9%
Depreciation and amortization	1,986	0.5%	2,097	0.5%
Operating income	$21,575	5.9%	$43,183	11.0%
Revenues. Our revenues were $364,359 for the three months ended June 30, 2022 compared to $391,975 for the three months ended June 30, 2021. The decline of $27,616 (7.0%) was primarily related to a decline of $27,202 in our commission and other brokerage income, which declined as a result of decreased revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates. These factors were partially offset by increased revenues from the Texas market, which we began consolidating in August 2021.
Our revenues from commission and other brokerage income were $348,831 for the three months ended June 30, 2022 compared to $376,033 for the three months ended June 30, 2021, a decline of $27,202. In the three months ended June 30, 2022, our commission and other brokerage income generated from the sales of existing homes declined by $30,081 in the Florida market and $3,707 in the Northeast region, which excludes New York City and increased by $11,062 in the West region (of which $12,607 of the increase was associated with the consolidation of the Texas market, which began in August 2021), and $1,804 in New York City, in each case compared to the 2021 period. In addition, our revenues from Development Marketing declined by $6,280 in 2022 compared to 2021.
Operating Expenses. Our operating expenses were $342,784 for the three months ended June 30, 2022 compared to $348,792 for the three months ended June 30, 2021, a decline of $6,008, due primarily to declines in in real estate brokerage commissions. This was offset by increases in expenses associated with sales and marketing, operations and support, general and administrative and technology. The primary components of operating expenses are described below.
Real Estate Agent Commissions. As a result of declines in our commissions and other brokerage income, our real estate agent commissions expense was $267,182 for the three months ended June 30, 2022 compared to $283,651 for the three months ended June 30, 2021. Real estate agent commissions expense, as a percentage of revenues, increased to 73.3% for the three months ended June 30, 2022 compared to 72.4% for the three months ended June 30, 2021. The decline in real estate commissions was a result of lower transaction volume in the 2022 period. The increase, in percentage of revenues, was primarily the result of changes in revenue mix between regions, including the increased transaction volume from the Texas market, which we began consolidating in August 2021.
Sales and Marketing. Sales and marketing expenses were $22,136 for the three months ended June 30, 2022 compared to $19,741 for the three months ended June 30, 2021. The increase was primarily because of additional promotional sponsorships and events in the 2022 period as a result of the reopening of the economy.
Operations and support. Operations and support expenses were $19,563 for the three months ended June 30, 2022 compared to $16,999 for the three months ended June 30, 2021. The increase related to the increased compensation cost in the 2022 period because of additional personnel required to support our business growth and agents as well as wage inflation and non-cash stock compensation.
General and administrative. General and administrative expenses were $25,928 for the three months ended June 30, 2022 compared to $22,887 for the three months ended June 30, 2021. The increase in expenses was primarily because of the expansion into the Texas region and incremental expenses to support business growth, wage inflation and non-cash stock compensation.
Technology. Technology expenses were $5,989 for the three months ended June 30, 2022 compared to $3,417 for the three months ended June 30, 2021. The increase in the 2022 period related to technology enhancements, incremental refinements of our cloud-based “MyDouglas” agent portal, increased utilization of our StudioPro Customer Relationship Management (“CRM”), marketing and transaction system and the integration of our newly announced Elliman Showroom, a complimentary personal assistant platform that will guide home-buyers through a high-touch and streamlined move-in process.
Operating income. Operating income was $21,575 for the three months ended June 30, 2022 compared to $43,183 for the three months ended June 30, 2021. The decline in operating income is primarily associated with the net impact of declines in commission and other brokerage revenues combined with expenses associated with non-cash stock compensation, expansion into new markets and technology.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $6,947 for the three months ended June 30, 2022 due to expenses, including non-cash stock compensation, associated with Douglas Elliman operating as a standalone publicly traded company after the Distribution.

Six months ended June 30, 2022 Compared to Six months ended June 30, 2021
The following table sets forth our revenue and operating income (loss) by segment for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$673,259	$664,751

Operating income (loss) by segment:
Real estate brokerage segment	$36,116	$57,411
Corporate and other segment	(13,609)	—
Total operating income	$22,507	$57,411

Real estate brokerage segment
Operating income	$36,116	$57,411
Depreciation and amortization	4,065	4,220
Stock-based compensation	1,859	—
Adjusted EBITDA	42,040	61,631
Adjusted EBITDA (loss) attributed to non-controlling interest	46	—
Adjusted EBITDA attributed to Douglas Elliman	$42,086	$61,631

Corporate and other segment
Operating loss	$(13,609)	$—
Stock-based compensation	3,452	—
Adjusted EBITDA attributed to Douglas Elliman	$(10,157)	$—
Six months ended June 30, 2022 Compared to Six months ended June 30, 2021
Revenues. Our revenues were $673,259 for the six months ended June 30, 2022 compared to $664,751 for the six months ended June 30, 2021. The $8,508 (1.3%) increase in revenues was primarily due to a $8,508 increase in the Real Estate Brokerage segment’s revenues, which was primarily related to increased revenues from existing home sales during the first quarter of 2022 that were caused by home-buying trends in our markets that began in the fourth quarter of 2020 and continued into the first quarter of 2022 as markets began reopening from lockdowns.
Operating expenses. Our operating expenses were $650,752 for the six months ended June 30, 2022 compared to $607,340 for the six months ended June 30, 2021. The increase of $43,412 was due to increases in real estate brokerage commissions of $9,936, expenses associated with Douglas Elliman operating as a standalone public company after the Distribution, which occurred on December 29, 2021, as well as increased expenses associated with our expansion into new markets and enhancements to our technology platform.
Operating income. Operating income was $22,507 for the six months ended June 30, 2022 compared to $57,411 for the same six months ended June 30, 2021. The $34,904 decline in operating income was due to Douglas Elliman operating as a standalone public company after the distribution, incremental expenses associated to support our business growth and agents as well as non-cash stock compensation expense.
Other income (expenses). Other income was $2,460 for the six months ended June 30, 2022 compared to other expenses of $2,985 for the six months ended June 30, 2021. For the six months ended June 30, 2022, other income primarily consisted of investment and other income, primarily associated with our PropTech investments of $1,418 and income from the indemnification by Vector Group under the Tax Disaffiliation Agreement of $553, and equity earnings from equity method investments of $418.

Income before provision for income taxes. Income before income taxes was $24,967 and $54,426 for the six months ended June 30, 2022 and 2021, respectively.
Income tax expense. Income tax expense was $8,463 and $989 for the six months ended June 30, 2022 and 2021, respectively. The difference is primarily related to income tax expense before and after the Distribution offset by lower income before provision for income taxes for the six months ended June 30, 2022.
After the Distribution, we calculate our provision for income taxes based upon the taxable income attributable to our activity and the activity of our subsidiaries. For interim periods, we calculate our income tax expense based on our expected income, statutory rates, non-taxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. After the Distribution and for interim financial reporting for the six months ended June 30, 2022, we now estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We will refine annual estimates as current information becomes available.
Before the Distribution, and for the six months ended June 30, 2021, we calculated our provision for income taxes by using a separate-return method and elected not to allocate tax expense to single-member limited liability companies or partnerships that did not incur income tax liability because they were not severally liable for the taxes of their owners. Before the Distribution, Douglas Elliman of California, Inc., and DER Holdings II LLC were the only two entities taxed as corporations for U.S. Income Tax purposes while the remaining entities were pass through entities for federal income tax purposes. Therefore, no income tax expense was allocated to entities other than DER Holdings II LLC, Douglas Elliman of California, Inc. and, for purposes of New York City UBT only, Douglas Elliman Realty, LLC.
Real Estate Brokerage.
The following table sets forth our condensed combined consolidated statements of operations data for the Real Estate Brokerage segment for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022		2021
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$643,940	95.6%	$635,133	95.5%
Property management	19,245	2.9%	19,169	2.9%
Other ancillary services	10,074	1.5%	10,449	1.6%
Total revenues	$673,259	100%	$664,751	100%

Operating expenses:
Real estate agent commissions	490,604	72.9%	480,668	72.3%
Sales and marketing	41,442	6.2%	39,095	5.9%
Operations and support	37,654	5.6%	34,249	5.2%
General and administrative	52,096	7.7%	42,194	6.3%
Technology	11,282	1.7%	6,914	1.0%
Depreciation and amortization	4,065	0.6%	4,220	0.6%
Operating income	$36,116	5.4%	$57,411	8.6%
Revenues. Our revenues were $673,259 for the six months ended June 30, 2022 compared to $664,751 for the six months ended June 30, 2021. The increase of $8,508 (1.3%) was primarily related to an increase of $8,807 in our commission and other brokerage income, which increased as a result of increased revenues in the first quarter of 2022 from existing home sales caused by home-buying trends in our markets that began in the fourth quarter of 2020 as markets began reopening from lockdowns associated with the COVID-19 pandemic and vaccinations became available.
Our revenues from commission and other brokerage income were $643,940 for the six months ended June 30, 2022 compared to $635,133 for the six months ended June 30, 2021, an increase of $8,807 because of continuing home buying trends in our New York City, Florida and Colorado markets as well as our expansion into the Texas market, which became a consolidated subsidiary in August 2021. In 2022, our commission and other brokerage income generated from the sales of existing homes increased by $24,057 in New York City, $21,868 in the West region (of which $23,033 relates to our Texas market, which became a consolidated subsidiary in August 2021), and declined by $24,810 in our Florida market and $9,878 in the Northeast region, which excludes New York City, in each case compared to the 2021 period. In addition, our revenues from

Development Marketing declined by $2,430 in 2022 compared to 2021. While the New York City, Texas and California markets increased during the six months ended June 30, 2022, revenues declined in markets that reported significantly increased real estate brokerage commission revenues in 2020 and 2021 (Florida, the Hamptons and Colorado).
Operating Expenses. Our operating expenses were $637,143 for the six months ended June 30, 2022 compared to $607,340 for the six months ended June 30, 2021, an increase of $29,803, due to increases in real estate brokerage commissions, sales and marketing, operations and support, general and administrative and technology expenses. The primary components of operating expenses are described below.
Real Estate Agent Commissions. As a result of our growth in commissions and other brokerage income, our real estate agent commissions expense was $490,604 for the six months ended June 30, 2022 compared to $480,668 for the six months ended June 30, 2021, an increase of $9,936 (2.1%). The increase in real estate commissions was a result of higher commission and other brokerage revenues in the 2022 period. Real estate agent commissions expense, as a percentage of revenues, increased to 72.9% for the six months ended June 30, 2022 compared to 72.3% for the six months ended June 30, 2021. The increase, in percentage of revenues, was primarily the result of changes in revenue mix between regions, including the increased transaction volume from the Texas market, which we began consolidating in August 2021.
Sales and Marketing. Sales and marketing expenses were $41,442 for the six months ended June 30, 2022 compared to $39,095 for the six months ended June 30, 2021. The increase was primarily due to additional promotional sponsorships and events in the 2022 period because of the reopening of the economy.
Operations and support. Operations and support expenses were $37,654 for the six months ended June 30, 2022 compared to $34,249 for the six months ended June 30, 2021. The increase related to the increased compensation cost in the 2022 period because of additional personnel required to support our business growth and agents as well as wage inflation and non-cash stock compensation.
General and administrative. General and administrative expenses were $52,096 for the six months ended June 30, 2022 compared to $42,194 for the six months ended June 30, 2021. The increase in expenses was primarily because of the expansion into the Texas region and incremental expenses to support business growth, wage inflation and non-cash stock compensation..
Technology. Technology expenses were $11,282 for the six months ended June 30, 2022 compared to $6,914 for the six months ended June 30, 2021. The increase in the 2022 period related to technology enhancements, incremental refinements of our cloud-based “MyDouglas” agent portal, increased utilization of our StudioPro CRM, marketing and transaction system and the integration of our newly announced Elliman Showroom, a complimentary personal assistant platform that will guide home-buyers through a high-touch and streamlined move-in process. In addition, we introduced two new packaged applications to automate our payment processing and streamlined escrow services in 2022.
Operating income. Operating income was $36,116 for the six months ended June 30, 2022 compared to $57,411 for the six months ended June 30, 2021. The decline in operating income is primarily associated with the expenses associated with non-cash stock compensation, business growth, agent support, expansion into new markets and technology.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $13,609 for the six months ended June 30, 2022 due to expenses, including non-cash stock compensation, associated with Douglas Elliman operating as a standalone publicly traded company after the Distribution.
Summary of PropTech Investments
As of June 30, 2022, New Valley Ventures had investments (at a carrying value) of approximately $11,663 in PropTech companies. This amounts to approximately 2% of the value of Douglas Elliman’s total assets, which totaled approximately $595 million, as of June 30, 2022. During the six months ended June 30, 2022 we made the following new PropTech investments, all of which were non-controlling interest investments:
■Envoy: a shared mobility company that sets up fleets of electric vehicles that can be shared by residents of a condominium development, hotel, or shared space.
■Audience: a subscription-based platform built around proprietary robotic arms that generate hand-written notes on behalf of sales-oriented professionals.
■Tongo: a financial program that gives real estate agents instant access to future commissions up to 60 days before closing.

Liquidity and Capital Resources
Cash and cash equivalents declined by $17,815 and increased by $63,793 during the six months ended June 30, 2022 and 2021, respectively. Restricted Cash, which is included in cash and cash equivalents, was $8,917, and $13,271 as of June 30, 2022 and 2021, respectively.
Cash provided from operations was $2,837 and $72,107 for the six months ended June 30, 2022 and 2021, respectively. The decline in the 2022 period related to lower operating income as a result of the inclusion of expenses associated with operating as a standalone public company and increased expenses in our brokerage segment. We also incurred increased income tax payments and increased discretionary compensation payments in 2022 compared to 2021. Our income tax payments increased in 2022 because we became a full taxpayer after the Distribution. Our discretionary compensation payments increased in the 2022 period because our compensation accruals at December 31, 2021 were more than our compensation accruals at December 31, 2020 as a result of improved operating income for the year ended December 31, 2021 when compared to the year ended December 31, 2020.
Cash used in investing activities was $6,543 and $6,915 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, cash used in investing activities was comprised of capital expenditures of $4,367, purchase of investments of $2,151 in our PropTech business, and investments of $100 in equity-method investments. This was offset by $75 of distributions from equity-method investments. For the six months ended June 30, 2021, cash used in investing activities was comprised of investments of $4,052 in the Company’s PropTech business, $1,600 in equity-method investments, and capital expenditures of $1,263.
Our investment philosophy is to maximize return on investments using a reasonable expectation for return when investing in equity-method investments and PropTech investments as well as making capital expenditures.
Cash used in financing activities was $14,109 and $1,399 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, cash used in financing activities was comprised of dividends and distributions on common stock of $8,120, repayment of debt of $6,264, and earn-out payments, associated with acquisitions, of $100. These amounts were partially offset by contributions from non-controlling interest associated with Douglas Elliman Texas of $375. For the six months ended June 30, 2021, cash used in financing activities was comprised of $9,000 of distributions to Former Parent and $51 of earn-out payments. These amounts were partially offset by capital contributions by Former Parent of $7,652.
In March 2022, we began paying a quarterly cash dividend of $0.05 per share. We contemplate continuing to pay a quarterly cash dividend of $0.05 per share, subject to approval of our Board of Directors, which would result in annual dividends of approximately $16,300. We had cash and cash equivalents of approximately $202,134 as of June 30, 2022 and, in addition to cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make or seek to make other investments, which may limit our liquidity otherwise available.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include information relating to our intent, belief or current expectations, primarily with respect to, but not limited to, economic outlook, capital expenditures, cost reduction, cash flows, operating performance, growth expectations, competition, legislation and regulations, litigation, and related industry developments (including trends affecting our business, financial condition and results of operations).
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
Forward-looking statements involve important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, including due to macroeconomic conditions, interest rate fluctuations, acts of war and terrorism or otherwise,
•governmental regulations and policies, including with respect to regulation of the real estate market or monetary and fiscal policy and its effect on overall economic activity,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises,
•our ability to effectively manage the impacts of any government-mandated or encouraged suspension of our business operations,
•the impacts of the Tax Cuts and Jobs Act of 2017, including the impact on the markets of our business,
•effects of industry competition,
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to Note 8, incorporated herein by reference, to our condensed combined consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company or its subsidiaries are a party and certain related matters.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below.

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

We believe that low mortgage rates have been a significant factor in the trend in increased homeowner equity and growth in home prices and sales. Low mortgage interest rates available to potential homebuyers have been affected by the policies of the Federal Reserve Board, which began increasing its primary policy interest rate in March 2022 as well as reducing the size of its balance sheet. Consequently, mortgage interest rates have significantly increased, and may continue to increase. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict, and could restrict the availability of financing for homebuyers, which could result in lower transaction volume or home prices.

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

Through our brokerages, we participate in Multiple Listing Services (“MLS”) and are a member of the National Association of Realtors (“NAR”) and state real estate associations and, accordingly, are subject to each group’s rules, policies, data licenses, and terms of service. The rules of each MLS to which we belong can vary widely and are complex.

From time to time, certain industry practices, including NAR and MLS rules, have come under regulatory scrutiny. There can be no assurances as to whether the Department of Justice (the “DOJ”) or Federal Trade Commission, their state counterparts, or other governmental body will determine that any industry practices or developments have an anti-competitive effect on the industry. Any such determination could result in industry investigations, legislative or regulatory action, private litigation or other actions, any of which could have the potential to disrupt our business.

On July 1, 2021, the DOJ announced its withdrawal from a settlement agreement reached during the prior administration with the NAR in relation to claims of anticompetitive behavior with respect to commissions received by buyers’ agents from sellers’ agents. The settlement previously required NAR to adopt certain rule changes, such as increased disclosure of commission offers from sellers’ agents to buyers’ agents. Although we did not experience a material erosion of our commission percentage rates from 2017 and 2021, the withdrawal of the DOJ from this settlement and the executive order signed by President Biden on July 9, 2021 directs the Federal Trade Commission to consider additional rule making pertaining to the real estate industry indicates increased regulatory scrutiny of the real estate industry. Such increased focus may reduce the fees we receive, require additional expenditure, or distract our management’s attention from pursuing our growth strategy.

We could experience meaningful changes in industry operations or structure, as a result of governmental pressures, the result of litigation, changes to NAR or MLS rules, the actions of certain competitors or the introduction or growth of certain competitive models.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended June 30, 2022.

Item 6.    Exhibits:

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

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	August 5, 2022