Form 10-Q
period 2022-09-30
Douglas Elliman Inc.
filed 2022-11-04
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2022

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
☐ Yes ☒ No
    At November 1, 2022, Douglas Elliman Inc. had 81,248,163 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2022	December 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$192,734	$211,623
Receivables	26,684	32,488
Agent receivables, net	14,481	9,192
Income taxes receivable, net	1,241	—
Restricted cash and cash equivalents	5,717	15,336
Other current assets	16,123	12,166
Total current assets	256,980	280,805
Property, plant and equipment, net	40,734	39,381
Operating lease right-of-use assets	120,376	123,538
Long-term investments (includes $3,373 and $3,756 at fair value)	11,436	8,094
Contract assets, net	35,991	28,996
Goodwill	32,230	32,571
Other intangible assets, net	73,844	74,421
Equity-method investments	1,615	2,521
Other assets	6,853	4,842
Total assets	$580,059	$595,169
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of notes payable and other obligations	$3,146	$12,527
Current operating lease liability	22,701	22,666
Income taxes payable, net	—	1,240
Accounts payable	7,263	5,874
Commissions payable	26,783	35,766
Accrued salaries and benefits	17,492	25,446
Contract liabilities	7,002	6,689
Other current liabilities	18,641	22,259
Total current liabilities	103,028	132,467
Notes payable and other obligations less current portion	161	176
Deferred income taxes, net	11,605	11,412
Non-current operating lease liabilities	123,482	129,496
Contract liabilities	51,053	39,557
Other liabilities	96	188
Total liabilities	289,425	313,296
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 81,248,163 and 81,210,626 shares issued and outstanding	813	812
Additional paid-in capital	286,812	278,500
Retained earnings	1,227	622
Total Douglas Elliman Inc. stockholders' equity	288,852	279,934
Non-controlling interest	1,782	1,939
Total stockholders' equity	290,634	281,873
Total liabilities and stockholders' equity	$580,059	$595,169

The accompanying notes are an integral part of the condensed combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Commissions and other brokerage income	$259,977	$338,915	$903,917	$974,048
Property management	8,541	9,120	27,786	28,289
Other ancillary services	4,070	6,126	14,144	16,575
Total revenues	272,588	354,161	945,847	1,018,912

Expenses:
Real estate agent commissions	195,836	257,098	686,440	737,767
Sales and marketing	22,703	20,237	64,145	59,331
Operations and support	18,218	22,448	55,872	56,697
General and administrative	33,522	22,287	99,227	64,481
Technology	5,527	4,388	16,809	11,302
Depreciation and amortization	1,968	2,189	6,033	6,409
Operating (loss) income	(5,186)	25,514	17,321	82,925

Other income (expenses):
Interest income (expense)	493	(7)	564	65
Equity in losses from equity-method investments	(895)	(193)	(477)	(118)
Change in fair value of contingent liability	—	271	—	(3,252)
Investment and other income	1,055	175	3,026	566
(Loss) income before provision for income taxes	(4,533)	25,760	20,434	80,186
Income tax (benefit) expense	(290)	667	8,173	1,656

Net (loss) income	(4,243)	25,093	12,261	78,530

Net loss attributed to non-controlling interest	280	120	532	120

Net (loss) income attributed to Douglas Elliman Inc.	$(3,963)	$25,213	$12,793	$78,650

Per basic common share:

Net (loss) income applicable to common shares attributed to Douglas Elliman Inc.	$(0.05)	$0.32	$0.16	$1.01

Per diluted common share:

Net (loss) income applicable to common shares attributed to Douglas Elliman Inc.	$(0.05)	$0.32	$0.16	$1.01

The accompanying notes are an integral part of the condensed combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of July 1, 2022	81,275,626	$813	$283,810	$9,252	$2,062	$295,937
Net loss	—	—	—	(3,963)	(280)	(4,243)
Dividends on common stock ($0.05 per share)	—	—	—	(4,062)	—	(4,062)
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(27,463)	—	(163)	—	—	(163)
Stock-based compensation	—	—	3,165	—	—	3,165
Balance as of September 30, 2022	81,248,163	$813	$286,812	$1,227	$1,782	$290,634

	Douglas Elliman Inc. Former Parent’s Net Investment
			Additional Paid-In		Former Parent’s Net	Non-controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Investment	Interest	Total
Balance as of July 1, 2021	—	$—	$—	$—	$222,176	$—	$222,176
Net income (loss)	—	—	—	—	25,213	(120)	25,093
Acquisition of subsidiary	—	—	—	—	—	500	500
Net transfers from non-controlling interest	—	—	—	—	—	1,500	1,500
Net transfers to Former Parent	—	—	—	—	(12,572)	—	(12,572)
Balance as of September 30, 2021	—	$—	$—	$—	$234,817	$1,880	$236,697

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of January 1, 2022	81,210,626	$812	$278,500	$622	$1,939	$281,873
Net income (loss)	—	—	—	12,793	(532)	12,261
Dividends on common stock ($0.15 per share)	—	—	—	(12,188)	—	(12,188)
Restricted stock grants	65,000	1	(1)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(27,463)	—	(163)	—	—	(163)
Stock-based compensation	—	—	8,476	—	—	8,476
Contributions from non-controlling interest	—	—	—	—	375	375
Balance as of September 30, 2022	81,248,163	$813	$286,812	$1,227	$1,782	$290,634

	Douglas Elliman Inc. Former Parent’s Net Investment
			Additional Paid-In		Former Parent’s Net	Non- controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Investment	Interest	Total
Balance as of January 1, 2021	—	$—	$—	$—	$163,590	$—	$163,590
Net income (loss)	—	—	—	—	78,650	(120)	78,530
Acquisition of subsidiary	—	—	—	—	—	500	500
Net transfers from non-controlling interest	—	—	—	—	—	1,500	1,500
Net transfers to Former Parent	—	—	—	—	(7,423)	—	(7,423)
Balance as of September 30, 2021	—	$—	$—	$—	$234,817	$1,880	$236,697
The accompanying notes are an integral part of the condensed combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$12,261	$78,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,033	6,409
Non-cash stock-based compensation expense	8,476	—
Loss on sale of assets	11	29
Deferred income taxes	193	—
Net gains on investment securities	(2,445)	(249)
Equity in losses from equity-method investments	477	118
Distributions from equity-method investments	653	75
Non-cash lease expense	15,227	13,833
Change in fair value of contingent liability	—	3,252
Provision for credit losses	2,692	904
Changes in assets and liabilities:
Receivables	(1,446)	(3,076)
Accounts payable and accrued liabilities	(12,150)	2,890
Operating right-of-use assets and operating lease liabilities, net	(18,045)	(18,150)
Accrued salary and benefits	(7,954)	11,255
Other	1,225	(2,384)
Net cash provided by operating activities	5,208	93,436
Cash flows from investing activities:
Investments in equity-method investments	(300)	—
Distributions from equity-method investments	75	30
Purchase of debt securities	(701)	—
Purchase of equity securities	(1,575)	(3,200)
Purchase of long-term investments	(959)	(190)
Purchase of subsidiaries	—	(500)
Capital expenditures	(6,207)	(2,693)
Net cash used in investing activities	(9,667)	(6,553)
Cash flows from financing activities:
Repayment of debt	(9,396)	(354)
Contributions from Former Parent	—	3,581
Distributions to Former Parent	—	(25,520)
Dividends on common stock	(12,120)	—
Contributions from non-controlling interest	375	1,500
Earn out payments	(1,600)	(102)
Net cash used in financing activities	(22,741)	(20,895)
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,200)	65,988
Cash, cash equivalents and restricted cash, beginning of period	228,866	106,702
Cash, cash equivalents and restricted cash, end of period	$201,666	$172,690

The accompanying notes are an integral part of the condensed combined consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology, or PropTech, companies. The condensed combined consolidated financial statements of Douglas Elliman include the accounts of DER Holdings LLC and New Valley Ventures LLC (“New Valley Ventures”), directly and indirectly wholly owned subsidiaries of the Company. DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc., which are engaged in the residential real estate brokerage business with their subsidiaries. The operations of New Valley Ventures consist of minority investments in innovative and cutting-edge PropTech companies.
Certain references to “Douglas Elliman Realty” refer to the Company’s residential real estate brokerage business, including the operations of Douglas Elliman Realty, LLC and Douglas Elliman of California Inc., unless otherwise specified.
Prior to its distribution (the “Distribution”) from Vector Group Ltd. (“Vector Group” or, collectively with its subsidiaries, “Former Parent”) in December 2021, Douglas Elliman was a subsidiary of Vector Group. Douglas Elliman’s condensed combined consolidated financial statements as of and for the quarterly period and nine months ended September 30, 2021 include certain indirect general and administrative costs allocated to it by Vector Group for certain functions and services including, but not limited to, executive office, finance and other administrative support. These expenses have been allocated to Douglas Elliman based on direct usage, when identifiable.
Douglas Elliman’s condensed combined consolidated results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what its combined consolidated results of operations, financial position and cash flows would have been had Douglas Elliman operated as a separate, standalone entity during the quarterly period and nine months ended September 30, 2021, including changes in its operations and capitalization as a result of the separation and distribution from Vector Group.
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. These financial statements as of and for the quarterly period and nine months ended September 30, 2021 reflect the combined historical results of our operations, financial position and cash flows in accordance with U.S. GAAP and SEC Staff Accounting Bulletin Topic 1-B, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.” These condensed combined consolidated financial statements should be read in conjunction with the combined consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”). The condensed combined consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
In presenting the condensed combined consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.
(b) Principles of Consolidation:
The condensed combined consolidated financial statements presented herein have been prepared on a standalone basis and, prior to December 29, 2021, are derived from the combined consolidated financial statements and accounting records of Vector Group. The combined consolidated financial statements include the assets, liabilities, revenues, expenses and cash flows of DER Holdings LLC and New Valley Ventures as well as all other entities in which Douglas Elliman has a controlling financial interest. All intercompany balances and transactions have been eliminated in the combined consolidated financial statements.
When evaluating an entity for consolidation, Douglas Elliman first determines whether an entity is within the scope of the guidance for consolidation of variable interest entities (“VIE”) and if it is deemed to be a VIE. If the entity is considered to be a VIE, Douglas Elliman determines whether it would be considered the entity’s primary beneficiary. Douglas Elliman consolidates those VIEs for which it has determined that it is the primary beneficiary. Douglas Elliman will consolidate an

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

entity that is not deemed a VIE upon a determination that it has a controlling financial interest. For entities where Douglas Elliman does not have a controlling financial interest, the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate.
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
(d) Estimates and Assumptions:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include impairment charges and valuation of intangible assets. Actual results could differ from those estimates.
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
The Company has restricted stock awards which will provide cash dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The participating securities holders do not participate in the Company’s net losses. The Company first paid dividends during the three months ended March 31, 2022 and most recently paid a dividend during the three months ended September 30, 2022.
As a result, in its calculation of basic EPS and diluted EPS for the three and nine months ended September 30, 2022, the Company adjusted its net (loss) income for the effect of these participating securities. For the three and nine months ended September 30, 2021, the Company did not adjust its net (loss) income for the effect of these participating securities because the adjustment was negligible.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (loss) income attributed to Douglas Elliman Inc.	$(3,963)	$25,213	$12,793	$78,650
Income attributable to participating securities	(175)	—	(555)	—
Net (loss) income available to common stockholders attributed to Douglas Elliman Inc.	$(4,138)	$25,213	$12,238	$78,650
Basic EPS is computed by dividing net (loss) income available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted-average shares for basic EPS	77,735,569	77,720,626	77,689,584	77,720,626
Incremental shares related to non-vested restricted stock	—	—	36,078	—
Weighted-average shares for diluted EPS	77,735,569	77,720,626	77,725,662	77,720,626
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
The components of “Cash, cash equivalents and restricted cash” in the condensed combined consolidated statements of cash flows were as follows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$192,734	$211,623
Restricted cash and cash equivalents included in current assets	5,717	15,336
Restricted cash and cash equivalents included in other assets	3,215	1,907
Total cash, cash equivalents, and restricted cash shown in the condensed combined consolidated statements of cash flows	$201,666	$228,866
(g)  Related Party Transactions:
Agreements with Vector Group. The Company paid $1,050 and $3,150 under the Transition Services Agreement and $352 and $1,529 under the Aircraft Lease Agreement during the three and nine months ended September 30, 2022, respectively.
Vector Group has agreed to indemnify the Company for certain tax matters under the Tax Disaffiliation Agreement. The Company received $581 as of September 30, 2022 and recorded $28 and $581 as a component of “Investment and other income” in its condensed combined consolidated statements of operations for the three and nine months ended September 30, 2022 related to the tax indemnifications.
Real estate commissions. Real estate commissions include commissions of approximately $115, $908, $1,216, and $7,493 for the three and nine months ended September 30, 2022 and 2021, respectively, from projects where the Company has been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that Vector Group owns an interest in through its real estate venture investments.
Equity in earnings from equity-method investments. The Company and a director each owned a 50% interest in an entity the assets and business of which were sold in 2019. The Company received $654 in May 2022 as a final distribution of an earn-out payment based on the performance of the entity in 2020 and 2021. The Company recorded equity in earnings from this equity-method investment of $654 for the nine months ended September 30, 2022. The Company recorded equity in earnings from this equity-method investment of $75 for the nine months ended September 30, 2021.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h) Investment and Other Income:
Investment and other income consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net gains recognized on PropTech convertible trading debt securities	$1,110	$65	$1,785	$46
Net (losses) gains recognized on long-term investments at fair value	(83)	82	660	203
Other income	—	28	—	317
Income related to Tax Disaffiliation indemnification	28	—	581	—
Investment and other income	$1,055	$175	$3,026	$566
(i) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income; therefore, no statement of Comprehensive Income is included in the combined consolidated financial statements.
(j)  Subsequent Events:
The Company has evaluated subsequent events through November 4, 2022, the date the financial statements were issued.
(k) New Accounting Pronouncements:
Accounting Standards Updates (“ASUs”) to be adopted in future periods:
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an acquirer recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.    REVENUE RECOGNITION
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

	Three Months Ended September 30, 2022
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$95,854	$50,811	$50,426	$43,624	$240,715
Commission and other brokerage income - development marketing	17,060	—	1,820	382	19,262
Property management revenue	8,394	147	—	—	8,541
Escrow and title fees	792	322	—	2,956	4,070
Total revenue	$122,100	$51,280	$52,246	$46,962	$272,588

	Three Months Ended September 30, 2021
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$117,488	$63,715	$75,904	$61,487	$318,594
Commission and other brokerage income - development marketing	14,263	—	5,835	223	20,321
Property management revenue	8,979	141	—	—	9,120
Escrow and title fees	1,060	508	—	4,558	6,126
Total revenue	$141,790	$64,364	$81,739	$66,268	$354,161

	Nine Months Ended September 30, 2022
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$295,898	$163,602	$223,135	$158,088	$840,723
Commission and other brokerage income - development marketing	46,237	—	14,004	2,953	63,194
Property management revenue	27,328	458	—	—	27,786
Escrow and title fees	2,699	1,029	—	10,416	14,144
Total revenue	$372,162	$165,089	$237,139	$171,457	$945,847

	Nine Months Ended September 30, 2021
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$293,475	$186,384	$273,423	$154,083	$907,365
Commission and other brokerage income - development marketing	38,626	—	27,220	837	66,683
Property management revenue	27,836	453	—	—	28,289
Escrow and title fees	2,939	1,317	—	12,319	16,575
Total revenue	$362,876	$188,154	$300,643	$167,239	$1,018,912

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	September 30, 2022	December 31, 2021
Receivables, which are included in receivables	$3,592	$2,749
Contract assets, net, which are included in other current assets	3,779	2,187
Payables, which are included in other current liabilities	2,716	2,070
Contract liabilities, which are in current liabilities	7,002	6,689
Contract assets, net, which are in other assets	35,991	28,996
Contract liabilities, which are in other liabilities	51,053	39,557
The Company recognized revenue of $623 and $5,978 for the three and nine months ended September 30, 2022, that were included in the contract liabilities balances at December 31, 2021. The Company recognized revenue of $2,292 and $4,941 for the three and nine months ended September 30, 2021, that were included in the contract liabilities balances at December 31, 2020.

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the condensed combined consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $10,563 and $8,607 at September 30, 2022 and December 31, 2021, respectively.
The following table summarizes changes in the allowance for credit losses for the nine months ended September 30, 2022:

	January 1, 2022	Current Period Provision		Write-offs	Recoveries	September 30, 2022
Allowance for credit losses:

Real estate broker agent receivables	$8,607	$2,692	(1)	$736	$—	$10,563
_____________________________
(1) The current period provision for the real estate broker agent receivables is included in “General and administrative expenses” in the Company’s condensed combined consolidated statements of operations.
The following table summarizes changes in the allowance for credit losses for the nine months ended September 30, 2021:

	January 1, 2021	Current Period Provision		Write-offs	Recoveries	September 30, 2021
Allowance for credit losses:

Real estate broker agent receivables	$7,038	$904	(1)	$319	$—	$7,623
_____________________________
(1) The current period provision for the real estate broker agent receivables is included in “General and administrative expenses” in the Company’s condensed combined consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.    LEASES
Leases
The Company has operating leases for corporate and sales offices and equipment. The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$8,365	8,194	$24,834	$24,471
Short-term lease cost	269	128	807	497
Variable lease cost	1,106	713	3,034	2,645
Less: Sublease income	(147)	(129)	(420)	(325)
Total lease cost	$9,593	$8,906	$28,255	$27,288
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$27,766	$29,135

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12,065	5,527
Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2022	2021
Weighted average remaining lease term:
Operating leases	7.14	7.65

Weighted average discount rate:
Operating leases	8.79%	9.12%

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of September 30, 2022, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2022	$9,222
2023	34,148
2024	29,134
2025	24,585
2026	22,310
2027	19,516
Thereafter	62,832
Total lease payments	201,747
Less imputed interest	(55,564)
Total	$146,183
As of September 30, 2022, the Company had $798 in undiscounted lease payments relating to an operating lease for office space that has not yet commenced. The operating lease has a lease term of five years and is expected to commence during the fourth quarter of 2022.

5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	September 30, 2022	December 31, 2021
PropTech convertible trading debt securities	$2,556	$2,222
Long-term investment securities at fair value (1)	3,152	1,534
PropTech investments at cost	8,063	4,338
Total investments	13,771	8,094
Less PropTech current convertible trading debt securities (2)	2,335	—
Total long-term investments	$11,436	$8,094
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2)    These amounts are included in Other current assets on the condensed combined consolidated balance sheets.
Net gains recognized on long-term investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net gains recognized on PropTech convertible trading debt securities	$1,110	$65	$1,785	$46
Net (losses) gains recognized on long-term investments at fair value	(83)	82	660	203
Net gains recognized on long-term investment securities	$1,027	$147	$2,445	$249
(a) PropTech Convertible Trading Debt Securities:
During the nine months ended September 30, 2022, New Valley Ventures invested $701 into convertible notes of two additional PropTech ventures. These securities are classified as trading debt securities and are accounted for at fair value. The maturities of all convertible notes range from February 2023 to December 2023.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized and realized net gains recognized in net income on long-term investment securities at fair value during the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (losses) gains recognized on long-term investment securities	$(83)	$82	$660	$203
The Company has unfunded commitments of $1,201 related to long-term investment securities at fair value as of September 30, 2022. During the nine months ended September 30, 2022, New Valley Ventures invested $500 into one additional investment that is classified as a long-term investment security at fair value.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at September 30, 2022. During the nine months ended September 30, 2022, New Valley Ventures invested $1,000 into two additional PropTech ventures. The investments are classified as equity securities without a readily determinable fair value. During the three months ended September 30, 2022, one of the convertible trading debt securities was converted and it was classified as an equity security without a readily determinable fair value. The total carrying value of these investments was $8,063 as of September 30, 2022. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and nine months ended September 30, 2021.

6. EQUITY METHOD INVESTMENTS
Equity method investments consisted of the following:

	September 30, 2022	December 31, 2021
Ancillary services ventures	$1,615	$2,521
At September 30, 2022, the Company’s ownership percentages in these investments ranged from 17.0% to 50.0%; therefore, the Company accounts for these investments under the equity method of accounting.

VIE Consideration:
The Company has determined that the Company is not the primary beneficiary of any of its equity method investments because it does not control the activities that most significantly impact the economic performance of each investment. The Company determined that the entities were VIEs but the Company was not the primary beneficiary. Therefore, the Company’s equity method investments have been accounted for under the equity method of accounting.

Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was $1,615 as of September 30, 2022.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.    NOTES PAYABLE AND OTHER OBLIGATIONS
Notes payable and other obligations consisted of:

	September 30, 2022	December 31, 2021
Notes payable	$3,125	$12,500
Other	182	203
Total notes payable and other obligations	3,307	12,703
Less:
Current maturities	(3,146)	(12,527)
Amount due after one year	$161	$176
Notes Payable:
Notes payable consists primarily of $3,125 of notes payable issued by DER Holdings LLC in connection with the acquisition of the 29.41% interest in Douglas Elliman on December 31, 2018. Principal of $26,875 has been repaid through September 30, 2022 and the remaining principal of $3,125 was paid in October 2022.
Fair Values of Notes Payable and Other Obligations:
The estimated fair values of the Company’s notes payable and long-term debt were as follows:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$3,125	$3,125	$12,500	$12,500
Other	182	182	203	203
Notes payable and other obligations	$3,307	$3,307	$12,703	$12,703
Notes payable and other obligations are recorded on the condensed combined consolidated balance sheets at amortized cost. The determinations of fair values disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 10 if such liabilities were recorded on the condensed combined consolidated balance sheets at fair value.
The estimated fair values of the Company’s notes payable and other obligations has been determined by the Company using available information. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    INCOME TAXES
The financial statements of Douglas Elliman Inc. include the tax accounts of the following entities: (i) DER Holdings LLC, the parent of Douglas Elliman Realty LLC, is a single-member limited liability company that is a disregarded entity for U.S. income tax purposes, (ii) Douglas Elliman Realty LLC is a limited liability company that files as a partnership for U.S. income tax purposes, (iii) Douglas Elliman of California, Inc. is a corporation that reported on a separate company basis until February 28, 2019, then elected to become a consolidated subsidiary included in Vector Group’s consolidated U.S. income tax return until the Distribution, and thereafter is a consolidated subsidiary of Douglas Elliman Inc., (iv) DER Holdings II LLC, a subsidiary of DER Holdings LLC, which has elected to be taxed as corporation for U.S. income tax purposes, and (v) certain single member limited liability companies that are treated as disregarded entities for U.S. income tax purposes. Upon completion of the Distribution, Douglas Elliman Inc. and its subsidiaries detailed above became a separate taxable entity for federal and state income tax purposes.
After the Distribution, the Company calculates its provision for income taxes based upon the taxable income attributable to its activity and the activity of its subsidiaries. For interim periods, the Company calculates its income tax expense based on its expected income, statutory rates, non-taxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to the Company. After the Distribution and for interim financial reporting for the three and nine months ended September 30, 2022, the Company now estimates the annual effective income tax rate based on full year projections and applies the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. The Company refines annual estimates as current information becomes available.
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
The Company’s income tax (benefit) expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(Loss) income before provision for income taxes	$(4,533)	$25,760	$20,434	$80,186
Income tax (benefit) expense using estimated annual effective income tax rate	(1,814)	7,409	8,173	23,061
Less Federal income tax expense attributable to pass-through entities	—	(6,742)	—	(21,405)
Changes in effective tax rates	1,524	—	—	—
Income tax (benefit) expense	$(290)	$667	$8,173	$1,656
Inflation Reduction Act
On August 16, 2022, President Joseph R. Biden, Jr. signed the Inflation Reduction Act, which imposes an Alternative Minimum Tax of 15% on book income of corporations with an annual average adjusted financial statement income, as defined, that is more than $1,000,000 over a three-year period as well as, effective January 1, 2023, a 1% excise tax on the fair market value of stock repurchased, subject to certain exclusions, by publicly-traded corporations. The Company is currently evaluating the impact of the Inflation Reduction Act on its consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of September 30, 2022
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$166,697	$166,697	$—	$—
Certificates of deposit (2)	569	—	569	—
PropTech convertible trading debt securities	2,335	—	—	2,335
Long-term investments
PropTech convertible trading debt securities	221	—	—	221
Long-term investment securities at fair value (3)	3,152	—	—	—
Total long-term investments	3,373	—	—	221
Total assets	$172,974	$166,697	$569	$2,556
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed combined consolidated balance sheets, except for $5,717 that is included in current restricted cash and cash equivalents and $3,215 that is included in non-current restricted assets.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at September 30, 2022:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at
	September 30, 2022	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$2,556	Discounted cash flow	Interest rate	4% and 8%
			Maturity	Feb 2023 - Dec 2023
			Volatility	64.5% - 100.8%
			Discount rate	35.93% - 192.69%
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of September 30, 2022 and December 31, 2021, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.    SEGMENT INFORMATION
The Company’s business segments were Real Estate Brokerage and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Real Estate Brokerage	Corporate and Other	Total
Three months ended September 30, 2022
Revenues	$272,588	$—	$272,588
Operating income (loss)	1,503	(6,689)	(5,186)
Adjusted EBITDA attributed to Douglas Elliman (a)	5,067	(4,943)	124
Depreciation and amortization	1,968	—	1,968

Three months ended September 30, 2021
Revenues	$354,161	$—	$354,161
Operating income	25,514	—	25,514
Adjusted EBITDA attributed to Douglas Elliman (a)	27,760	—	27,760
Depreciation and amortization	2,189	—	2,189

Nine months ended September 30, 2022
Revenues	$945,847	$—	$945,847
Operating income (loss)	37,619	(20,298)	17,321
Adjusted EBITDA attributed to Douglas Elliman (a)	47,152	(15,100)	32,052
Depreciation and amortization	6,033	—	6,033
Capital expenditures	6,207	—	6,207

Nine months ended September 30, 2021
Revenues	$1,018,912	$—	$1,018,912
Operating income	82,925	—	82,925
Adjusted EBITDA attributed to Douglas Elliman (a)	89,391	—	89,391
Depreciation and amortization	6,409	—	6,409
Capital expenditures	2,693	—	2,693
_____________________________
(a)The following table reconciles operating income to Adjusted EBITDA attributed to Douglas Elliman for the three and nine months ended September 30, 2022 and 2021.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Real estate brokerage segment
Operating income	$1,503	25,514	$37,619	$82,925
Depreciation and amortization	1,968	2,189	6,033	6,409
Stock-based compensation	1,419	—	3,278	—
Adjusted EBITDA	4,890	27,703	46,930	89,334
Adjusted EBITDA attributed to non-controlling interest	177	57	222	57
Adjusted EBITDA attributed to Douglas Elliman	$5,067	$27,760	$47,152	$89,391

Corporate and other segment
Operating loss	$(6,689)	$—	$(20,298)	$—
Stock-based compensation	1,746	—	5,198	—
Adjusted EBITDA attributed to Douglas Elliman	$(4,943)	$—	$(15,100)	$—

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and audited financial statements as of and for the year ended December 31, 2021 and Notes thereto, included in our 2021 Annual Report on Form 10-K, and our Condensed Combined Consolidated Financial Statements and related Notes as of and for the quarterly period and nine months ended September 30, 2022.

Overview
We are a holding company and engaged in two business segments:
Real Estate Brokerage: The residential real estate brokerage services through our subsidiary Douglas Elliman Realty, which is one of the largest residential brokerage companies in the New York metropolitan area, which includes New York City, Long Island, the Hamptons, Westchester, Connecticut and New Jersey, and the sixth-largest in the United States with operations in Florida, California, Texas, Colorado, Massachusetts and Nevada.
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

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman and Adjusted EBITDA attributed to Douglas Elliman margin and financial measures for the last twelve months ended September 30, 2022 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

Key Business Metrics

	Last twelve months ended	Nine months ended September 30,		Year ended December 31, 2021
	September 30, 2022	2022	2021
Key Business Metrics
Total transactions (1)	30,520	22,213	24,093	32,400
Gross transaction value (in billions) (2)	$48.9	$36.3	$38.6	$51.2
Average transaction value per transaction (in thousands) (3)	$1,603.5	$1,635.1	$1,601.2	$1,580.0
Number of Principal Agents (4)	5,342	5,342	5,246	5,189
Annual Retention (5)	88%	N/A	N/A	94%
Net income attributed to Douglas Elliman Inc.	$32,981	$12,793	$78,650	$98,838
Net income margin	2.58%	1.35%	7.72%	7.30%
Adjusted EBITDA attributed to Douglas Elliman	$53,360	$32,052	$89,391	$110,699
Adjusted EBITDA attributed to Douglas Elliman margin	4.17%	3.39%	8.77%	8.18%

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
(5)Annual Retention is the quotient of (x) the prior year revenue generated by agents retained divided by (y) the prior year revenue generated by all agents. We use Annual Retention as a measure of agent stability.

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
Reconciliations of these non-GAAP measures are provided in the table below.

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Last twelve months ended	Nine months ended September 30,		Year ended December 31, 2021
	September 30, 2022	2022	2021
Net income attributed to Douglas Elliman Inc.	$32,981	$12,793	$78,650	$98,838
Interest income, net	(582)	(564)	(65)	(83)
Income tax expense	8,650	8,173	1,656	2,133
Net loss attributed to non-controlling interest	(598)	(532)	(120)	(186)
Depreciation and amortization	8,185	6,033	6,409	8,561
Stock-based compensation (a)	8,476	8,476	—	—
Equity in losses from equity method investments (b)	637	477	118	278
Change in fair value of contingent liability	(1,605)	—	3,252	1,647
Other, net	(2,989)	(3,026)	(566)	(529)
Adjusted EBITDA	53,155	31,830	89,334	110,659
Adjusted EBITDA attributed to non-controlling interest	205	222	57	40
Adjusted EBITDA attributed to Douglas Elliman	$53,360	$32,052	$89,391	$110,699

Real estate brokerage segment
Operating income	$56,792	$37,619	$82,925	$102,098
Depreciation and amortization	8,185	6,033	6,409	8,561
Stock-based compensation	3,278	3,278	—	—
Adjusted EBITDA	68,255	46,930	89,334	110,659
Adjusted EBITDA attributed to non-controlling interest	205	222	57	40
Adjusted EBITDA attributed to Douglas Elliman	$68,460	$47,152	$89,391	$110,699

Corporate and other segment
Operating loss	$(20,298)	$(20,298)	$—	$—
Stock-based compensation	5,198	5,198	—	—
Adjusted EBITDA attributed to Douglas Elliman	$(15,100)	$(15,100)	$—	$—

Total adjusted EBITDA attributed to Douglas Elliman	$53,360	$32,052	$89,391	$110,699
_____________________________
(a)Represents amortization of stock-based compensation. $3,278 is attributable to the Real estate brokerage segment and $5,198 is attributable to the Corporate and other segment.
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

Three months ended September 30, 2022 Compared to the Three months ended September 30, 2021
The following table sets forth our revenue and operating income (loss) by segment for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$272,588	$354,161

Operating income (loss) by segment:
Real estate brokerage segment	$1,503	$25,514
Corporate and other segment	(6,689)	—
Total operating (loss) income	$(5,186)	$25,514

Real estate brokerage segment
Operating income	$1,503	25,514
Depreciation and amortization	1,968	2,189
Stock-based compensation	1,419	—
Adjusted EBITDA	4,890	27,703
Adjusted EBITDA attributed to non-controlling interest	177	57
Adjusted EBITDA attributed to Douglas Elliman	$5,067	$27,760

Corporate and other segment
Operating loss	$(6,689)	$—
Stock-based compensation	1,746	—
Adjusted EBITDA attributed to Douglas Elliman	$(4,943)	$—
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues. Our revenues were $272,588 for the three months ended September 30, 2022 compared to $354,161 for the three months ended September 30, 2021. The $81,573 (23.0%) decline in revenues was primarily due to a $81,573 decline in the Real Estate Brokerage segment’s revenues, which was primarily related to declines in commission revenues from existing home sales, which declined as a result of a reduction of revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates.
Operating expenses. Our operating expenses were $277,774 for the three months ended September 30, 2022 compared to $328,647 for the three months ended September 30, 2021. The decline of $50,873 was due primarily to declines in real estate brokerage commissions of $61,262. This was offset by increases in expenses associated with our operating as a standalone public company after the Distribution, which occurred on December 29, 2021, as well as increased expenses associated with our expansion into new markets and enhancements to our agent-facing technology platform.
Operating (loss) income. Operating loss was $5,186 for the three months ended September 30, 2022 compared to operating income of $25,514 for the same period in 2021. The $30,700 decline in operating income was due to the net impact of declines in commission and other brokerage revenues, Douglas Elliman operating as a standalone public company after the Distribution, expansion into new markets, enhancements to agent-facing technology platforms and non-cash stock compensation expense.
Other income. Other income was $653 for the three months ended September 30, 2022 compared to $246 for the three months ended September 30, 2021. For the three months ended September 30, 2022, other income primarily consisted of investment and other income, primarily associated with our PropTech investments of $1,027, and interest income $493, offset by equity losses from equity method investments of $895.

Income (loss) before provision for income taxes. Loss before income taxes was $4,533 and income before income taxes was $25,760 for the three months ended September 30, 2022 and 2021, respectively.
Income tax (benefit) expense. Income tax benefit was $290 and income tax expense was $667 for the three months ended September 30, 2022 and 2021, respectively. The income tax benefit for the three months ended September 30, 2022 arises from our net loss in the period. Conversely, the income tax expense for the three months ended September 30, 2021 was calculated before the Distribution when we used a separate return method which resulted in a lower income tax rate in the 2021 period and is described below.
Before the Distribution, and for the three months ended September 30, 2021, we calculated our provision for income taxes by using a separate-return method and elected not to allocate tax expense to single-member limited liability companies or partnerships that did not incur income tax liability because they were not severally liable for the taxes of their owners. Before the Distribution, Douglas Elliman of California, Inc. and DER Holdings II LLC were the only two entities taxed as corporations for U.S. Income Tax purposes while the remaining entities were pass through entities for federal income tax purposes. Therefore, the effective income tax rate was lower because no income tax expense was allocated to entities other than DER Holdings II LLC, Douglas Elliman of California, Inc., and, for purposes of New York City UBT only, Douglas Elliman Realty, LLC.
After the Distribution, we calculate our provision for income taxes based upon the taxable income attributable to our activity and the activity of our subsidiaries. For interim periods, we calculate our income tax expense based on our expected income, statutory rates, non-taxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. After the Distribution and for interim financial reporting for the three months ended September 30, 2022, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as current information becomes available.
Real Estate Brokerage.
The following table sets forth our condensed combined consolidated statements of operations data for the Real Estate Brokerage segment for the three months ended September 30, 2022 compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022		2021
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$259,977	95.4%	$338,915	95.7%
Property management	8,541	3.1%	9,120	2.6%
Other ancillary services	4,070	1.5%	6,126	1.7%
Total revenues	$272,588	100%	$354,161	100%

Operating expenses:
Real estate agent commissions	$195,836	71.8%	$257,098	72.6%
Sales and marketing	22,703	8.3%	20,237	5.7%
Operations and support	18,218	6.7%	22,448	6.3%
General and administrative	26,833	9.8%	22,287	6.3%
Technology	5,527	2.0%	4,388	1.2%
Depreciation and amortization	1,968	0.7%	2,189	0.6%
Operating income	$1,503	0.6%	$25,514	7.2%
Revenues. Our revenues were $272,588 for the three months ended September 30, 2022 compared to $354,161 for the three months ended September 30, 2021. The decline of $81,573 (23.0%) was primarily related to a decline of $78,938 in our commission and other brokerage income, which declined as a result of a reduction of revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates.
Our revenues from commission and other brokerage income were $259,977 for the three months ended September 30, 2022 compared to $338,915 for the three months ended September 30, 2021, a decline of $78,938. In the three months ended September 30, 2022, our commission and other brokerage income generated from the sales of existing homes declined by $25,478 in the Florida market, $21,634 in New York City, $12,904 in the Northeast region, which excludes New York City, and by $17,863 in the West region (which includes $6,324 of increase associated with the Texas market, which we began consolidating in August 2021), in each case compared to the 2021 period. In addition, our revenues from Development Marketing declined by $1,059 in the 2022 period compared to the 2021 period.
Operating Expenses. Our operating expenses were $271,085 for the three months ended September 30, 2022 compared to $328,647 for the three months ended September 30, 2021, a decline of $57,562, due primarily to declines in real estate brokerage commissions. This was offset by increases in expenses associated with sales and marketing, operations and support, general and administrative and technology. The primary components of operating expenses are described below.
Real Estate Agent Commissions. As a result of declines in our commissions and other brokerage income, our real estate agent commissions expense was $195,836 for the three months ended September 30, 2022 compared to $257,098 for the three months ended September 30, 2021. Real estate agent commissions expense, as a percentage of revenues, declined to 71.8% for the three months ended September 30, 2022 compared to 72.6% for the three months ended September 30, 2021. The decline in real estate commissions was a result of lower transaction volume in the 2022 period. The decline, in percentage of revenues, was primarily the result of changes in revenue mix between regions as the percentage of commission revenues to total commission revenues from New York City and the Northeast regions, which generally have lower commission rates than the Southeast and West regions, increased to approximately 63.0% in the 2022 period from 57.7% in the 2021 period.
Sales and Marketing. Sales and marketing expenses were $22,703 for the three months ended September 30, 2022 compared to $20,237 for the three months ended September 30, 2021. The increase was primarily because of additional promotional sponsorships and events in the 2022 period as a result of the reopening of the economy.
Operations and support. Operations and support expenses were $18,218 for the three months ended September 30, 2022 compared to $22,448 for the three months ended September 30, 2021. The decline related to lower incentive compensation expense in the 2022 period was partially offset by increased compensation expense associated with additional personnel required to support our agents as well as wage inflation and non-cash stock compensation.
General and administrative. General and administrative expenses were $26,833 for the three months ended September 30, 2022 compared to $22,287 for the three months ended September 30, 2021. The increase in expenses was primarily because of the expansion into the Texas region and incremental expenses to support our business expansion, wage inflation and non-cash stock compensation.
Technology. Technology expenses were $5,527 for the three months ended September 30, 2022 compared to $4,388 for the three months ended September 30, 2021. The increase in the 2022 period related to technology enhancements, incremental refinements and additional functionality of our cloud-based “MyDouglas” agent portal that included newly introduced Tongo and AdPro. Tongo enables our agents to obtain instant access to future income from pending deals. AdPro is an easy-to-navigate interface to promote properties on social media platforms. There was also increased utilization of our StudioPro Customer Relationship Management marketing application as well as the transaction system and the integration of our newly announced Elliman Showroom, a complimentary personal assistant platform that will guide home purchasers through a high-touch and streamlined move-in process.
Operating income. Operating income was $1,503 for the three months ended September 30, 2022 compared to $25,514 for the three months ended September 30, 2021. The decline in operating income is primarily associated with the net impact of declines in commission and other brokerage revenues combined with expenses associated with non-cash stock compensation, expansion into new markets and technology.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $6,689 for the three months ended September 30, 2022 due to expenses, including non-cash stock compensation, associated with Douglas Elliman operating as a standalone publicly traded company after the Distribution.

Nine months ended September 30, 2022 Compared to Nine months ended September 30, 2021
The following table sets forth our revenue and operating income (loss) by segment for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$945,847	$1,018,912

Operating income (loss) by segment:
Real estate brokerage segment	$37,619	$82,925
Corporate and other segment	(20,298)	—
Total operating income	$17,321	$82,925

Real estate brokerage segment
Operating income	$37,619	$82,925
Depreciation and amortization	6,033	6,409
Stock-based compensation	3,278	—
Adjusted EBITDA	46,930	89,334
Adjusted EBITDA attributed to non-controlling interest	222	57
Adjusted EBITDA attributed to Douglas Elliman	$47,152	$89,391

Corporate and other segment
Operating loss	$(20,298)	$—
Stock-based compensation	5,198	—
Adjusted EBITDA attributed to Douglas Elliman	$(15,100)	$—
Nine months ended September 30, 2022 Compared to Nine months ended September 30, 2021
Revenues. Our revenues were $945,847 for the nine months ended September 30, 2022 compared to $1,018,912 for the nine months ended September 30, 2021. The $73,065 (7.2%) decline in revenues was primarily due to a $73,065 decline in the Real Estate Brokerage segment’s revenues because of lower revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates. These factors were partially offset by increased revenues from the Texas market, which we began consolidating in August 2021.
Operating expenses. Our operating expenses were $928,526 for the nine months ended September 30, 2022 compared to $935,987 for the nine months ended September 30, 2021. The decline of $7,461 was due primarily to declines in real estate brokerage commissions of $51,327. This was offset by increases in expenses associated with Douglas Elliman operating as a standalone public company after the Distribution, which occurred on December 29, 2021, as well as increased expenses associated with our expansion into new markets and enhancements to our agent-facing technology platform.
Operating income. Operating income was $17,321 for the nine months ended September 30, 2022 compared to $82,925 for the same nine months ended September 30, 2021. The $65,604 decline in operating income was due to the net impact of declines in commission and other brokerage revenues, Douglas Elliman operating as a standalone public company after the distribution, incremental expenses associated to support our business growth and agents as well as non-cash stock compensation expense.
Other income (expenses). Other income was $3,113 for the nine months ended September 30, 2022 compared to other expenses of $2,739 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, other income primarily consisted of investment and other income, primarily associated with our PropTech investments of $2,445, income from the indemnification by Vector Group under the Tax Disaffiliation Agreement of $581, and interest income, net of $564. This was offset by equity losses from equity method investments of $477.

Income before provision for income taxes. Income before income taxes was $20,434 and $80,186 for the nine months ended September 30, 2022 and 2021, respectively.
Income tax expense. Income tax expense was $8,173 and $1,656 for the nine months ended September 30, 2022 and 2021, respectively. The difference is primarily related to income tax expense before and after the Distribution offset by lower income before provision for income taxes for the nine months ended September 30, 2022. Specifically, income tax expense for the nine months ended September 30, 2021 was calculated before the Distribution when we used a separate return method which resulted in a lower income tax rate in the 2021 period and is described below.
Before the Distribution, and for the nine months ended September 30, 2021, we calculated our provision for income taxes by using a separate-return method and elected not to allocate tax expense to single-member limited liability companies or partnerships that did not incur income tax liability because they were not severally liable for the taxes of their owners. Before the Distribution, Douglas Elliman of California, Inc. and DER Holdings II LLC were the only two entities taxed as corporations for U.S. Income Tax purposes while the remaining entities were pass through entities for federal income tax purposes. Therefore, no income tax expense was allocated to entities other than DER Holdings II LLC, Douglas Elliman of California, Inc. and, for purposes of New York City UBT only, Douglas Elliman Realty, LLC.
After the Distribution, we calculate our provision for income taxes based upon the taxable income attributable to our activity and the activity of our subsidiaries. For interim periods, we calculate our income tax expense based on our expected income, statutory rates, non-taxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. After the Distribution and for interim financial reporting for the nine months ended September 30, 2022, we now estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as current information becomes available.
Real Estate Brokerage.
The following table sets forth our condensed combined consolidated statements of operations data for the Real Estate Brokerage segment for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022		2021
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$903,917	95.6%	$974,048	95.6%
Property management	27,786	2.9%	28,289	2.8%
Other ancillary services	14,144	1.5%	16,575	1.6%
Total revenues	$945,847	100%	$1,018,912	100%

Operating expenses:
Real estate agent commissions	$686,440	72.6%	$737,767	72.4%
Sales and marketing	64,145	6.8%	59,331	5.8%
Operations and support	55,872	5.9%	56,697	5.6%
General and administrative	78,929	8.3%	64,481	6.3%
Technology	16,809	1.8%	11,302	1.1%
Depreciation and amortization	6,033	0.6%	6,409	0.6%
Operating income	$37,619	4.0%	$82,925	8.1%
Revenues. Our revenues were $945,847 for the nine months ended September 30, 2022 compared to $1,018,912 for the nine months ended September 30, 2021. The decline of $73,065 (7.2%) was primarily related to a decline of $70,131 in our commission and other brokerage income because of lower revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates. These factors were partially offset by increased revenues from the Texas market, which we began consolidating in August 2021.
Our revenues from commission and other brokerage income were $903,917 for the nine months ended September 30, 2022 compared to $974,048 for the nine months ended September 30, 2021, a decline of $70,131. In 2022, our commission and other brokerage income generated from the sales of existing homes declined by $50,288 in our Florida market and $22,782 in the Northeast region, which excludes New York City. These declines were offset by increases in 2022 of $4,005 in the West region (which includes $30,036 related to our Texas market, which we began consolidating in August 2021) and $2,423 in New York

City, in each case compared to the 2021 period. In addition, our revenues from Development Marketing declined by $3,489 in 2022 compared to 2021. While the New York City, Texas and California markets increased during the nine months ended September 30, 2022, revenues declined in markets that reported significantly increased real estate brokerage commission revenues in 2020 and 2021 (Florida, the Hamptons and Colorado).
Operating Expenses. Our operating expenses were $908,228 for the nine months ended September 30, 2022 compared to $935,987 for the nine months ended September 30, 2021, a decline of $27,759, due primarily to declines in real estate brokerage commissions. This was offset by increases in sales and marketing, general and administrative and technology expenses. The primary components of operating expenses are described below.
Real Estate Agent Commissions. As a result of declines in commissions and other brokerage income, our real estate agent commissions expense was $686,440 for the nine months ended September 30, 2022 compared to $737,767 for the nine months ended September 30, 2021, a decline of $51,327 (7.0%). Real estate agent commissions expense, as a percentage of revenues, increased to 72.6% for the nine months ended September 30, 2022 compared to 72.4% for the nine months ended September 30, 2021.
Sales and Marketing. Sales and marketing expenses were $64,145 for the nine months ended September 30, 2022 compared to $59,331 for the nine months ended September 30, 2021. The increase was primarily due to additional promotional sponsorships and events in the 2022 period because of the reopening of the economy.
Operations and support. Operations and support expenses were $55,872 for the nine months ended September 30, 2022 compared to $56,697 for the nine months ended September 30, 2021. The decline related to lower incentive compensation expense in the 2022 period was partially offset by increased compensation expense associated with additional personnel required to support our business growth and agents as well as wage inflation and non-cash stock compensation.
General and administrative. General and administrative expenses were $78,929 for the nine months ended September 30, 2022 compared to $64,481 for the nine months ended September 30, 2021. The increase in expenses was primarily because of the expansion into the Texas region and incremental expenses to support business growth, wage inflation and non-cash stock compensation.
Technology. Technology expenses were $16,809 for the nine months ended September 30, 2022 compared to $11,302 for the nine months ended September 30, 2021. The increase in the 2022 period was related to technology enhancements, incremental refinements and additional functionality of our cloud-based “MyDouglas” agent portal that included social media grading widget via Real Grader, new enhanced video capabilities from Videobolt, and newly introduced Tongo and AdPro. Tongo enables our agents to obtain instant access to future income from pending deals. AdPro is an easy-to-navigate interface to promote properties on social media platforms. There was also increased utilization of our StudioPro Customer Relationship Management marketing application as well as transaction system and the integration of our newly announced Elliman Showroom, a complimentary personal assistant platform that will guide home purchasers through a high-touch and streamlined move-in process.
Operating income. Operating income was $37,619 for the nine months ended September 30, 2022 compared to $82,925 for the nine months ended September 30, 2021. The decline in operating income is primarily associated with the decline in revenues, expenses associated with non-cash stock compensation, business growth, agent support, expansion into new markets and technology.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $20,298 for the nine months ended September 30, 2022 due to expenses, including non-cash stock compensation, associated with Douglas Elliman operating as a standalone publicly traded company after the Distribution.
Summary of PropTech Investments
As of September 30, 2022, New Valley Ventures had investments (at a carrying value) of approximately $13,771 in PropTech companies. This amounts to approximately 2% of the value of Douglas Elliman’s total assets, which totaled approximately $580 million, as of September 30, 2022. During the nine months ended September 30, 2022 we made the following new PropTech investments, all of which were non-controlling interest investments:
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
■SUM Venture Partners: a fund that invests in growth companies in PropTech, FinTech, and CleanTech industries.
Liquidity and Capital Resources
Cash and cash equivalents declined by $27,200 and increased by $65,988 during the nine months ended September 30, 2022 and 2021, respectively. Restricted cash, which is included in cash and cash equivalents, was $8,932, and $13,886 as of September 30, 2022 and 2021, respectively.
Cash provided from operations was $5,208 and $93,436 for the nine months ended September 30, 2022 and 2021, respectively. The decline in the 2022 period was related to lower operating income as a result of the decline in revenues and inclusion of expenses associated with operating as a standalone public company and increased expenses in our brokerage segment. We also incurred increased income tax payments and increased discretionary compensation payments in 2022 compared to 2021. Our income tax payments increased in 2022 because we became a full taxpayer after the Distribution. Our discretionary compensation payments increased in the 2022 period because our compensation accruals at December 31, 2021 were more than our compensation accruals at December 31, 2020 as a result of improved operating income for the year ended December 31, 2021 when compared to the year ended December 31, 2020.
Cash used in investing activities was $9,667 and $6,553 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, cash used in investing activities was comprised of capital expenditures of $6,207, purchase of investments of $3,235 in our PropTech business, and investments of $300 in equity-method investments. This was offset by $75 of distributions from equity-method investments. For the nine months ended September 30, 2021, cash used in investing activities was comprised of investments of $3,390 in the Company’s PropTech business, capital expenditures of $2,693 and purchase of subsidiaries of $500. This was offset by $30 of distributions from equity-method investments.
Our investment philosophy is to maximize return on investments using a reasonable expectation for return when investing in equity-method investments and PropTech investments as well as making capital expenditures.
Cash used in financing activities was $22,741 and $20,895 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, cash used in financing activities was comprised of dividends and distributions on common stock of $12,120, repayment of debt of $9,396, and earn-out payments, associated with acquisitions, of $1,600. These amounts were partially offset by contributions from a non-controlling interest associated with Douglas Elliman Texas of $375. For the nine months ended September 30, 2021, cash used in financing activities was comprised of $21,939 of net distributions to Former Parent, repayment of debt of $354 and $102 of earn-out payments. These amounts were partially offset by contributions from a non-controlling interest of $1,500.
In March 2022, we began paying a quarterly cash dividend of $0.05 per share. We contemplate continuing to pay a quarterly cash dividend of $0.05 per share, subject to approval of our Board of Directors, which would result in annual dividends of approximately $16,200. We had cash and cash equivalents of approximately $192,734 as of September 30, 2022 and, in addition to cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make or seek to make other investments, which may limit our liquidity otherwise available.
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
Forward-looking statements involve important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, including due to macroeconomic conditions, interest rate fluctuations, acts of war and terrorism or otherwise,
•governmental regulations and policies, including with respect to regulation of the real estate market or monetary and fiscal policy and its effect on overall economic activity, in particular, mortgage interest rates,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises,
•our ability to effectively manage the impacts of any government-mandated or encouraged suspension of our business operations,
•the impacts of the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017, including the impact on the markets of our business,
•effects of industry competition,
•severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity,
•the level of our expenses, including our corporate expenses as a standalone public company,
•the tax-free treatment of the Distribution,
•our lack of operating history as a public company and costs associated with being a standalone public company,
•the failure of us or Vector Group to satisfy our respective obligations under the Transition Services Agreement or other agreements entered into in connection with the Distribution; and
•the additional factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission as updated in this report.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The monetary policy of the U.S. government, and particularly the Federal Reserve Board, which regulates the supply of money and credit in the United States, significantly affects the availability of financing at favorable rates and on favorable terms, which in turn significantly affects the domestic real estate market.

We believe that low mortgage rates were a significant factor in the trend in increased homeowner equity and growth in home prices and sales. Low mortgage interest rates available to potential homebuyers have been affected by the policies of the Federal Reserve Board, which began increasing its primary policy interest rate in March 2022 as well as reducing the size of its balance sheet and such initiatives are expected to continue. Consequently, mortgage interest rates have significantly increased, and are expected to continue to increase. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control and difficult to predict. In 2022, the policies of the Federal Reserve Board increased the cost of financing for homebuyers, which has resulted in lower home inventory and transaction volume and could eventually result in lower home prices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended September 30, 2022.

Issuer Purchases of Equity Securities

Our purchases of our common stock during the three months ended September 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2022	—	$—		—	—
August 1 to August 31, 2022	27,463	5.92	(1)	—	—
September 1 to September 30, 2022	—	—		—	—
Total	27,463	$5.92		—	—

(1) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of an employee’s shares of restricted stock. The shares purchased were immediately canceled.

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

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	November 4, 2022