Form 10-K
period 2022-12-31
Douglas Elliman Inc.
filed 2023-03-16
CIK 1878897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

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

☐	Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging Growth Company
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
The aggregate market value of the common stock held by non-affiliates of Douglas Elliman Inc. as of June 30, 2022 was approximately $359.0 million.
At March 14, 2023, Douglas Elliman Inc. had 84,416,022 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

Douglas Elliman Inc.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Mine Safety Disclosures	24

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Reserved	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	45
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	45

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	46
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item 13.	Certain Relationships and Related Transactions, and Director Independence	46
Item 14.	Principal Accountant Fees and Services	46

PART IV
Item 15.	Exhibits and Financial Statement Schedules	47
Item 16.	Form 10-K Summary	48
SIGNATURES		49

EX-3.2
EX-10.11
EX-10.12
EX-10.13
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1. BUSINESS

Overview

Douglas Elliman Inc. is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology, or PropTech, companies. Douglas Elliman owns Douglas Elliman Realty, LLC, one of the largest residential brokerage companies in the New York metropolitan area, which includes New York City, Long Island, the Hamptons, Westchester, Connecticut and New Jersey, and the sixth-largest in the United States with operations in Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia and Washington D.C. We also offer, including through our subsidiaries and ventures, ancillary services, such as property management, title and escrow services.

We are a Delaware corporation and were incorporated in 2021 in connection with the separation of Douglas Elliman from Vector Group Ltd., as an independent, publicly-traded company, listed on the New York Stock Exchange (the “Distribution”). On December 29, 2021, Vector Group completed the Distribution of the common stock of Douglas Elliman to its stockholders and we began trading on the New York Stock Exchange under the symbol “DOUG” on December 30, 2021.

Strategy

Since its inception in 1911, Douglas Elliman has challenged the status quo of the real estate industry. We were founded on Douglas L. Elliman’s vision that New Yorkers would shift their preference for traditional homes to favor luxury apartments that were both sold and managed by comprehensive real estate companies. More than a century later, the Douglas Elliman brand is still associated with service, luxury and forward thinking — our markets are primarily international finance and technology hubs that are densely populated and offer housing inventory at premium price points. The average transaction value of a home we sold in 2022 was approximately $1.62 million — significantly higher than our principal competitors.

We are building on our record of innovation. Douglas Elliman is focused on digitizing, integrating and simplifying real estate activities for agents and elevating their clients’ experiences. We are bringing innovative, technology-driven PropTech solutions to Douglas Elliman by adopting new PropTech solutions for agents and their clients and also investing in select PropTech opportunities through our subsidiary, New Valley Ventures LLC. Our model is to source and use best-of-breed products and services that we believe will increase our efficiency. In addition to entering into business relationships with PropTech companies, as described further below, we are committed to creating over time a portfolio of PropTech companies that, through our business and investment relationship, have access to our agents and their clients, as well as our knowledge and experience, to grow their own businesses, while benefiting our operations. This keeps Douglas Elliman and our agents on the cutting edge of the industry with innovative solutions and services that can be integrated into our technology, while also remaining asset-light. Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

Douglas Elliman is well positioned to capitalize on opportunities in the U.S. residential real estate market with a leading luxury brand and a comprehensive suite of technology-enabled real estate services and investments. Despite various “agentless” models such as “iBuying,” approximately 86% of both buyers and sellers were assisted by a real estate agent or broker when purchasing or selling their home between July 2021 and June 2022, according to the National Association of Realtors (“NAR”), highlighting the central role agents continue to play in real estate transactions. Agents are able to generate significant repeat business from clients and referrals, with 63% of home sellers and 50% of home buyers between July 2021 and June 2022 choosing to work with an agent they had used in the past or from a referral, according to the NAR. Repeat business, as well the ability to provide ancillary services, allows agents to extend their client relationships and generate significant lifetime value.

After a strong 2021, when existing home sales reported by the NAR reached their highest level since 2006, the residential real estate brokerage industry encountered significant challenges in 2022. These challenges began during the second quarter of 2022 and included, among other things, a reduced inventory of homes available for sale as well as higher mortgage rates. According to the NAR, sales of existing homes declined by 34.0% in December 2022 from December 2021 and total homes sold in 2022 (5.03 million) was the lowest since 2014 (4.94 million). By comparison, our Gross Transaction Value declined only 16.2% in 2022 compared to 2021, reflecting the relative strength of the luxury markets in which we operate. In addition, our transactions of homes sold declined by 18% to 26,573 in 2022 from 32,400 in 2021. In the fourth quarter of 2022, our Gross Transaction Value and transactions of homes sold declined by approximately 40% and 43%, respectively, compared to the 2021 fourth quarter. We anticipate that the results for the first quarter of 2023 will reflect these same trends of significant year over year declines and the NAR and other real estate industry consortiums are forecasting continued challenges for the U.S. residential real estate market in 2023.

Despite these recent changes, we believe our competitive advantages in the luxury markets distinguish us from our competitors and our comprehensive suite of real estate solutions, our industry-leading brand name, and our talented team of employees and agents set us apart in the industry. As the real estate brokerage industry evolves and addresses challenges related to constrained inventory of homes as well as higher mortgage rates, we continue to pursue profitable growth opportunities through the expansion of our footprint, investments in cutting-edge PropTech companies through New Valley Ventures, continued recruitment of best-in-class talent, acquisitions (acqui-hires), and operational efficiencies. We will continue to employ a disciplined capital allocation strategy aimed at generating sustainable long-term value for our stockholders.

Real Estate Services

Large residential brokerage company with a recognized luxury brand. Douglas Elliman is one of the largest residential brokerage companies in the New York metropolitan area, which includes New York City, Long Island, the Hamptons, Westchester, Connecticut and New Jersey, and the sixth-largest in the United States. Douglas Elliman has approximately 120 offices with approximately 6,900 real estate agents in the New York metropolitan area, as well as in Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia and Washington, D.C. The Douglas Elliman name is synonymous with luxury.

Prominent new development sales and marketing firm. Douglas Elliman’s Development Marketing division, or DEDM, distinguishes our positioning and reputation in the luxury real estate segment. DEDM is sought after by well-known real estate developers as it offers expertise in sales, leasing, and marketing for new developments throughout key markets in the United States and internationally. Drawing upon decades of experience and market-specific knowledge, DEDM offers a multidisciplinary approach that includes comprehensive in-house research, planning and design, marketing and sales. DEDM ranks among the most prominent sales and marketing firms in New York and Florida, as well as Douglas Elliman’s other luxury markets, and employs approximately 84 in-house development professionals. Through a strategic global alliance with Knight Frank Residential, the world’s largest privately-owned property consultancy, DEDM markets properties to international audiences. We employ a hybrid broker model where our traditional residential real estate agents work in tandem with our DEDM professionals and leverage their extensive industry relationships for the benefit of DEDM clients. Agents are able to market and sell high profile developments that enhance their brands and provide additional commission revenue potential. We believe this model provides a competitive advantage to our DEDM business while also increasing the attractiveness of the Douglas Elliman platform to current and prospective agents.

Premium residential property management business. Douglas Elliman is also engaged in the management of cooperative, condominium and rental apartment buildings though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management. Residential Management Group provides a full range of fee-based management services for approximately 353 properties representing approximately 46,000 units in New York City, Nassau County, Long Island City and Westchester County.

Full-service title insurance business. Douglas Elliman is also engaged in the provision of title insurance services through its subsidiary DE Title Services. DE Title Services acts in the capacity of a title insurance agent and sells title insurance to property buyers and mortgage lenders. DE Title Services is licensed as a title insurance agent in New York. In addition to DE Title Services, in June 2021, we acquired a 50% interest in Partners Land Services LLC, which is engaged in the provision of title insurance services in Florida. Douglas Elliman is actively exploring similar ventures in other real estate markets.

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

PropTech Solutions Supporting Real Estate Services

Our general approach to PropTech solutions is to leverage best-of-breed, proven legacy technologies while also selectively partnering with early-stage, disruptive PropTech companies to support our real estate brokerage and services operations. This strategy gives our stakeholders, including our agents, their clients and our management team, access to fast-changing and industry-leading technology. Hiring technology talent to develop new products inside of a large company such as Douglas Elliman is costly, takes longer to bring new technology to market, rarely generates the most cutting-edge solutions, and limits the value of the emerging product to our own usage. Instead, we believe technology innovation is best fostered in smaller, purpose-built PropTech companies. We operate an open architecture technology infrastructure that allows for a “plug and play” environment where new features and functionality can be quickly added for the benefit of our agents and their clients. This ensures our technology remains state-of-the-art, vendor optionality is maintained, and our costs are minimized. Examples of our PropTech platform for Douglas Elliman’s agents and their clients are summarized below.

MyDouglas portal supports our agents in managing their business anytime, anywhere and on any device. Our MyDouglas agent portal is built on a native cloud SaaS technology foundation that is designed to rapidly adjust and incorporate new innovative solutions. The user-friendly portal incorporates automated and simplified workflows for agent interactions, expansive data-rich dashboards and reports backed by artificial intelligence, or AI, and integrated data assets. The technology is completely “plug and play” enabled, which supports our ability to quickly adjust our solutions in concert with the digital transformation happening in PropTech today.

Components of our MyDouglas solution include integrated customer relationship management, email marketing, marketing content creation and management, transaction management, video creation and virtual tours, comparative market analysis, home valuation tools, listing analytics, digital ad campaigns, open house management, new development sales and digital marketing, artificial intelligence, predictive analytics and more.

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

MyLearning provides our agents and employees with additional development and growth opportunities. Our MyLearning platform enables Douglas Elliman agents and employees to access and participate in live and recorded on-demand training sessions directed at various experience levels and subjects, including professional development, entrepreneurialism, business writing, public speaking and marketing.

Elliman Essentials provides agents and employees with enhanced vendor access. Elliman Essentials provides a curated list of offerings from preferred vendors that Douglas Elliman’s approximately 6,900 agents and approximately 957 employees access to source products, services and experiences in order to enhance business practices and purchase closing gifts for customers. Elliman Essentials can be accessed on our intranet portal, MyDouglas.

Launched and expanded a new client and customer lifetime concierge solution. We are offering seasoned third-party products into Elliman Showroom, a white-glove homeowners engagement solution that provides access to services such as insurance, moving, telecommunications, utilities, solar home security and home services and facilitates the moving and home management needs of our agents. This simple, “do-it-yourself,” end-to-end digital homeowner engagement platform includes more than 40 direct partnerships and integrations across multiple industries. It leverages our investee and growing PropTech startup, MoveEasy.

PropTech Investments

MyDouglas

Powered by industry-leading technology capabilities developed by innovative PropTech leaders and start-ups

Hello, Ashley
MyDouglas
YTD Total GCI
$3,563,154.75
YTD Volume
$201,551,680.93
YTD Deals
62
16
Apps
Company News
Power of the Press
Regional Listings
2,017
My Listings Activity
58
205,906
21
Last Payment Advice
$3,055.00
$2,843,814.41

Capabilities | Solutions

Capabilities	Solutions
Team Management Agent Social Media • Learning Management System • MyDouglas Team Views • Team Deal Management	invent.us, northpass, purlin*, REAL GRADER, rechat.*
Agent Brand Management VideoBolt – One-Click Video Creation/Virtual Tours • Elliman.com • Custom Property Websites	AUDIENCE*, GABRIELS TECHNOLOGY SOLUTIONS, purlin*, rechat.*
Listing Management CMA • Home Valuation • MyDouglas – Listing Analytics • Digital Ad Campaigns • StudioPro – Open House Management • Regional Listings Insights	Buyside, INFINITE CREATOR real estate, invent.us, purlin*, ReSource, VIDEOBOLT.COM
Current Clients and Customers StudioPro – CRM • StudioPro – Email Marketing • StudioPro – Marketing Center • Client Portal Services	AUDIENCE*, purlin*, rechat.*
Performance Analytics YTD Total GCI Deals and Volume Summary • Commission Check Tracking	invent.us, purlin*, Tongo
Deal Management StudioPro – Transaction Management • Title and Escrow Services • MLS Services – Collaborative Home Search • StudioPro – Listing Tour Scheduling and Coordination • Digitized eSignature • eNotary service	DETitleServices, DocuSign, MLS Multiple Listing Service, Notarize*, Partners Land Services, Portfolio Escrow, Inc., rechat.*, Tongo
Post-Closing Client and Customer Stewardship Home Services • Client Portal • New Development Marketing • Digital Board Packages (NYC only)	BILT*, BoardPackager, ENVOY*, fyxify*, Humming Homes, move easy*, ProXio
Artificial Intelligence ("AI") and Predictive Analytics	invent.us, purlin*

* New Valley Ventures PropTech Investee Company

In addition to leveraging PropTech solutions to support our real estate brokerage and services operations, we believe that by investing in early-stage PropTech companies, Douglas Elliman can gain differentiated access to innovative PropTech services while benefiting from the expected growth and valuations of these firms without the need to build or fully acquire them. We believe investing in these PropTech companies and investment funds enables us to establish relationships with these companies (and funds’ portfolio companies) to seek preferred terms, become an early adopter of emerging technologies and achieve greater product integration with our users and IT systems. At the same time, we are actively seeking to capitalize on our unique real estate knowledge and experience by investing in PropTech companies that will both supplement and enhance the technology-based experience of Douglas Elliman’s agents and the general real estate industry as well as improve our operating efficiency. For example, the foundation for our agent communications platform and customer relationship management system was developed in consultation with one of our PropTech investee companies. We believe that these investments provide us with unique access to cutting-edge and industry-leading technology, providing us with valuable technology systems to improve the efficiency of Douglas Elliman’s businesses while also capturing some of the value created by the combination of our expertise in the real estate industry and the PropTech companies with which we partner.

As of December 31, 2022, New Valley Ventures had investments (at a carrying value) of approximately $14.8 million in PropTech companies. This amounts to approximately 3% of the value of Douglas Elliman’s total assets, which totaled approximately $550 million, as of December 31, 2022. As of December 31, 2022 our PropTech investments include:

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

• Humming Homes: a tech-enabled home management service that is creating a new category of end-to-end home management. It has built a solution that provides single-family homeowners a digital experience and offers a dedicated in-person home management team with a single point of contact and 24/7 support. The service employs data and insights to avoid reactive and expensive home maintenance issues. The investment will complement Douglas Elliman’s business in the Hamptons and align Humming Homes’ geographical growth with Douglas Elliman’s footprint in locations such as Aspen, Florida and Southern California.

• MoveEasy: a client- and customer-facing digital concierge service designed to assist clients and customers moving into and “setting up” their new homes, while offering additional services to maintain their homes. In partnership with residential real estate brokerages, MoveEasy is delivered in a white-labeled format that features the name and contact information of the selling agent.

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

• Persefoni AI: a software-as-a-service (“SaaS”) platform built to enable enterprises of all sizes to measure their carbon footprint accurately, dynamically, and regularly across all operations.

• Envoy: a shared mobility company that sets up fleets of electric vehicles that can be shared by residents of a condominium development, hotel, or shared space.

• Audience: a subscription-based platform built around proprietary robotic arms that generate hand-written notes on behalf of sales-oriented professionals.

• Tongo: a financial program that gives real estate agents instant access to future commissions up to 60 days before closing.

•     Guest House: a tech-enabled company focused on the home staging market.

•     Alpaca: investment in Getaway House, Inc., a start-up company that provides cabin rental services in rural areas throughout the United States.

•PropTech Venture Capital Funds: investments in the following venture capital funds providing New Valley Ventures with exposure to opportunities in the emerging PropTech industry.
◦Camber Creek Venture Capital Funds: two funds that invest in a diversified pipeline of new PropTech ventures. Camber Creek’s portfolio includes Notarize, a digitized notary service, and Curbio, a renovation firm designed to increase a property’s selling price.
◦Sum Ventures: a fund that invests in growth companies in PropTech, FinTech, and CleanTech industries.
◦MetaProp Venture Capital Fund: a fund advised or managed by a New York-based venture capital firm.
◦The Lab PropTech Fund: a fund advised or managed by a Miami-based firm that aims to invest in emerging technologies with a focus on residential real estate and construction services.

Other than the five private funds listed above in which New Valley Ventures invests as a limited partner, all of these companies currently provide technology or services to Douglas Elliman. To date, we have not recognized revenue from these investments and do not anticipate recognizing revenue from these non-controlling PropTech investments. However, we target earning an attractive rate of return from the capital appreciation of our PropTech investments.

Our Competitive Strengths

Leading luxury brand with a strong presence in markets where we have brand recognition and brand equity. We have a presence in most major luxury real estate markets in the United States, including New York, Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia and Washington D.C. and others. Further, we have established a reputation for luxury and trust, which we believe has differentiated our brand from those of our peers. To build on this established brand presence, Douglas Elliman produces owned content and generates earned media regarding a range of relevant topics — including brand initiatives, exclusive listings, new development projects and closed deals — that resonate with our clients and contribute to a strong share of voice across all major markets in which we operate, as compared to our principal real estate competitors, and enhances the professional credibility of agents and executives whose thought leadership is often sought by major global media outlets.

Experienced team of talented agents and employees. The residential real estate business is built upon personal relationships, and we have long believed Douglas Elliman’s team of approximately 957 employees and approximately 6,900 agents (including 5,407 Principal Agents) as of December 31, 2022 distinguishes us from other residential real estate brokerage firms. Forbes recognized Douglas Elliman in its 2021 list of America’s best large employers.

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

Growth Strategy

Expand our footprint into adjoining markets. We aim to build on our leadership position in the New York metropolitan area, including New York City, Long Island, Westchester and the Hamptons, while entering and expanding in adjoining markets as well as key markets in Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia and Washington, D.C., where the Elliman brand has strong awareness and brand equity.

Continue executing the growth strategy of DEDM. Our hybrid DEDM platform matches experienced new development experts with skilled brokerage professionals to provide differentiated expertise and real time market intelligence to DEDM’s developer clients. We believe there is a clear path to growth through expansion into new markets.

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

Invest in compelling PropTech opportunities that facilitate our growth and competitive differentiation. Our goal is to create over time a portfolio of PropTech companies in which we are invested and also leverage their technology for the benefit of our agents and their clients. We believe that investing strategically in disruptive, early-stage PropTech companies equips Douglas Elliman stakeholders with early and differentiated access to new technology built in entrepreneurial environments, while enabling PropTech investee companies to access our knowledge and experience through our commercial relationships in order to grow their own businesses. Concurrently, we believe investing in these PropTech companies enables us to establish relationships with these companies to seek preferred terms, become an early adopter of emerging technologies and achieve greater product integration with our users and IT systems, which enhances our competitive differentiation with agents and their clients. Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

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

Human Capital

We have long believed that the diversity and talent of our people provides a competitive advantage to Douglas Elliman. As of December 31, 2022, we employed approximately 957 employees, of which 693 were employed by Douglas Elliman Realty LLC, 256 were employed at Douglas Elliman Property Management and eight were employed at Douglas Elliman’s corporate headquarters.

Real Estate Brokerage. The residential real estate business is built upon personal relationships and we have long believed Douglas Elliman’s team of approximately 693 employees and approximately 6,900 agents distinguish us from other residential real estate brokerage firms. Forbes recognized Douglas Elliman in its 2021 list of America’s best large employers and we believe this recognition is a testament to the hard work and resiliency of the Douglas Elliman family.

While most of Douglas Elliman’s employees are located in the New York and Miami metropolitan areas, our agents are located in New York, Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia and Washington, D.C. In an effort to continue to foster relationships with our employees and agents, Douglas Elliman’s management implemented the following initiatives:
•Hosted, and continue to host, company-wide virtual town halls, podcasts and communications across all regions. These town halls are intended to promote a spirit of camaraderie and educate our employees and agents.
•In response to the COVID-19 pandemic, we converted all of its training and educational courses to its online platform in 2020.
•In 2023, we launched the inaugural “Agents of Change” initiative. “Agents of Change” is a series of conversations designed to spotlight pressing social issues and celebrate the Douglas Elliman agents who are actively working to increase diversity and spark change in the real estate industry and society at large. The initial event, held in honor of Black History Month, involved listening to five members of the Douglas Elliman community discussing their personal and professional experiences as people of color working in residential real estate and highlighted the scope of the diversity, equity and inclusion challenges facing the industry. The series will be an ongoing process designed to foster a respectful and supportive workplace that enables Douglas Elliman to attract and retain a diverse workforce that represents its customers and its communities.

•Continued to support diversity efforts, including sponsoring Aspen Gay Ski Week, matching employees’ and agents’ contributions to NAACP Legal and Education Fund, the AAPI Community Fund and various other health and social charitable organizations.
•Continued to support organizations benefiting victims of various Florida hurricanes, California wildfires, Texas and Puerto Rico flood disasters and the Ukraine Humanitarian Crisis Fund of the American Red Cross. Douglas Elliman also supports health driven organizations including God’s Love We Deliver, Project Angel Food, and the American Cancer Society.

Douglas Elliman offers comprehensive benefit programs to its employees which provide them with, among other things, medical, dental, and vision healthcare; 401(k) matching contributions; paid parental leave; and paid vacation time.

We will continue to listen, while engaging and connecting with our employees and Douglas Elliman’s agents, to further our human capital management objectives by continuing the initiatives we first began during the COVID-19 pandemic.

Available Information

Our website address is www.elliman.com. We make available free of charge on the Investor Relations section of our website (https://investors.elliman.com/overview/default.aspx) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. Copies of these filings are also available on the SEC’s website. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Corporate Responsibility and Nominating Committee charter have been posted on the Investor Relations section of our website and are also available in print to any stockholder who requests it. We do not intend for information contained in, or available through, our website to be part of this Annual Report on Form 10-K.

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

The health of the U.S. real estate industry impacts our success and the industry is significantly affected by changes in economic and political conditions of the United States as well as real estate markets, which could adversely impact our real estate business, returns on our investments, trigger defaults in project financing, cause cancellations of property sales, reduce the value of our properties or investments and could affect our results of operations and liquidity. The real estate industry is cyclical and is significantly affected by changes in general and local economic conditions which are beyond our control. Because our revenue primarily consists of sales commissions and transaction fees, any industry slowdown could result in a decline in the total number of residential real estate transactions executed by our agents and could adversely affect our business, financial condition and results of operations.

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

• rising interest rates and inflation;
• the general availability of and cost of mortgage financing;
• a negative perception of the market for residential real estate;
• commission pressure from brokers who discount their commissions;
• an increase in the cost of homeowners’ insurance for owners of single-family homes and condominium associations;
• weak credit markets;
• a low level of consumer confidence in the economy and/or the real estate market;
• instability of financial institutions;
• legislative, tax or regulatory changes that would adversely impact the real estate market, including, but not limited to, potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the U.S. housing and mortgage markets, and potential limits on, or elimination of, the deductibility of certain mortgage interest expense and property taxes;
•adverse changes in economic and general business conditions in the New York metropolitan area or the other markets in which we operate;
• a decline in the affordability of homes;
• declining demand for real estate;
• declining home ownership rates, declining demand for real estate and changing social attitudes toward home ownership;
• acts of God, such as hurricanes, earthquakes and other natural disasters, or acts or threats of war or terrorism; and/or
• adverse changes in global, national, regional and local economic and market conditions, particularly in the New York metropolitan area and the other markets where we operate, including those relating to pandemics and health crises, such as the COVID-19 pandemic.

We are impacted by the performance of the real estate markets in the New York metropolitan area and there may be a reduction in the attractiveness of those markets as well as the other markets in which we operate.

Our business significantly depends on sales transactions for residential property in the New York metropolitan area, and we derived approximately 55% of our revenues in 2022, 52% of our revenues in 2021 and 55% of our revenues in 2020 from the New York metropolitan area. There may be a reduction in the attractiveness of the real estate markets of the New York metropolitan area and the other markets in which we operate.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) limited mortgage interest deductions as well as state and local income and property tax deductions. The loss of the use of these deductions has encouraged residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2022, approximately 70.0% of our closed sales occurred in New York, California, Connecticut, New Jersey and Massachusetts, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact demand for our products and services.

We are also impacted by the attractiveness of New York City as a place to live and invest in and its status as an international center for business and commerce. If New York City’s economy stagnates or contracts or if there are significant concerns or uncertainty regarding the strength of New York City’s economy due to domestic, international or global macroeconomic trends, or other factors (including, in particular, any matters which adversely affect New York City’s status as an international center for business and commerce or the economic benefits of New York City’s financial services industry), the New York metropolitan area may become a less attractive place to live, work, study or to own residential property for investment purposes. The attractiveness of New York City may also be negatively affected by other factors, including high residential property sales prices or rents (or a risk or perceived risk of a fall in sales prices in the future), high costs of living, the impact of the Tax Act, the impact of changes in state tax law, such as the real estate transfer tax on luxury property, and negative perceptions surrounding quality of life, safety and security (including the risk or perceived risk of acts of terrorism or protests).

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

We believe that low mortgage rates were a significant factor in the trend in increased homeowner equity and growth in home prices and sales in 2021, in particular. The historically low mortgage interest rates recently available to potential homebuyers have been adversely affected by the policies of the Federal Reserve Board, which began increasing its primary policy interest rate in March 2022 as well as reducing the size of its balance sheet, and such initiatives are expected to continue. Consequently, mortgage interest rates have significantly and rapidly increased, and may continue to increase. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control and difficult to predict. In 2022, the cost of financing for homebuyers increased significantly, which resulted in higher monthly payment costs that make homes less affordable to purchasers. We believe these higher interest rates also reduced home inventory because many sellers considering a move faced higher monthly payment costs as a result of moving. Consequently, both of these trends resulted in a decline of transaction volume from 2021 to 2022 and, if these trends continue, could eventually result in lower home prices.

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

Declining home inventory levels have resulted in insufficient supply, which has negatively impacted home sale transactions.

The success of our business depends on the ability of our brokers and agents to sell homes. Home inventory levels have been declining in certain markets in recent years due to factors outside our control, including the pace of new housing construction, macroeconomic conditions, and, recently, the reluctance of sellers to move due to increases in mortgage costs of new homes and real estate industry businesses that purchase homes for long-term rental or corporate use. This decline has caused more homeowners to remain in their homes, reducing the volume of home sale transactions closed by our brokers and agents. The continuing decline in home inventory levels could have a material adverse effect on our business, financial condition and results of operations.

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

We have developed a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing Douglas Elliman as a premium real estate brokerage brand is critical to growing our business. If we do not successfully build and maintain a strong brand, our real estate brokerage business could be negatively impacted. Preserving and increasing the quality of the Douglas Elliman brand may require us to make substantial investments in areas such as marketing, community relations, outreach technology and employee training. Douglas Elliman actively engages in print and online advertisements, social media, targeted promotional mailings and email communications and engages on a regular basis in public relations and sponsorship activities. There is no assurance that those activities will maintain or enhance Douglas Elliman’s brand awareness.

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

The real estate brokerage business in our markets is extremely competitive.

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

On July 9, 2021, President Biden signed an executive order encouraging the Federal Trade Commission (“FTC”) to curtail unfair use of non-compete agreements and other agreements that may unfairly limit worker mobility. While we cannot predict how the initiatives set forth in the executive order will be implemented or, as a result, the impact that the executive order will have on our operations, there is now increased uncertainty regarding the long-term enforceability of our non-compete agreements. In January 2023, the FTC proposed a rule that, if enacted, would prohibit employers from entering into non-compete clauses with workers and require employers to rescind existing non-complete clauses.

Douglas Elliman is subject to risks and operational limitations associated with its strategic alliance with Knight Frank Residential.

Douglas Elliman has entered into a strategic alliance with Knight Frank Residential, the world’s largest privately-owned property consultancy, to market certain luxury residential properties of at least $2 million to international audiences through co-branded offices, located in the various luxury markets where Douglas Elliman operates, and select top-tier agents. The agreement provides for sharing of commissions and certain other payments in respect of jointly marketed properties. This strategic alliance subjects Douglas Elliman to a number of risks, including risks associated with the sharing of proprietary information between parties, non-performance by Douglas Elliman or Knight Frank Residential of obligations under the strategic alliance agreement, disputes over strategic or operational decisions or other matters and reputational risks, as well as litigation risks associated therewith. In particular, Douglas Elliman is subject to certain exclusivity and non-compete provisions in connection with marketing and selling properties outside the United States in various markets in which Knight Frank Residential operates, subject to certain exceptions. Although Douglas Elliman believes that the strategic alliance enhances its ability to serve its luxury customers, such restrictions could limit Douglas Elliman’s growth prospects.

Any decrease in our gross commission income or the percentage of commissions that we collect may harm our business, results of operations and financial condition. Our gross commission income or the percentage of commissions that we collect may decline.

Our business model depends upon our agents’ success in generating gross commission income, which we collect and from which we pay to them net commissions. Real estate commission rates vary somewhat by market, and although historical rates have been relatively consistent over time across markets, there can be no assurance that prevailing market practice will not change in a given market, or across the industry, in the future. Customary commission rates could change due to market forces locally or industry-wide, as well as due to regulatory or legal changes in such markets, including as a result of litigation or enforcement actions. See "Industry structure changes that disrupt the functioning of the residential real estate market could materially adversely affect our operations and financial results."

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

We may not be able to maintain or establish relationships with multiple listing services (“MLSs”) and third-party listing services, which could limit the information we are able to provide to our agents and clients.

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

Through our brokerages, we participate in MLS and are a member of the NAR and state real estate associations and, accordingly, are subject to each group’s rules, policies, data licenses, and terms of service. The rules of each MLS to which we belong can vary widely and are complex.

From time to time, certain industry practices, including NAR and MLS rules, have come under regulatory scrutiny. There can be no assurances as to whether the Department of Justice (the “DOJ”) or FTC, their state counterparts, or other governmental body will determine that any industry practices or developments have an anti-competitive effect on the industry. Any such determination could result in industry investigations, legislative or regulatory action, private litigation or other actions, any of which could have the potential to disrupt our business.

On July 1, 2021, the DOJ announced its withdrawal from a settlement agreement reached during the prior administration with the NAR in relation to claims of anticompetitive behavior with respect to commissions received by buyers’ agents from sellers’ agents. The settlement previously required NAR to adopt certain rule changes, such as increased disclosure of commission offers from sellers’ agents to buyers’ agents. In January 2023, a federal court ruled that the DOJ must uphold the settlement agreement, although the ruling may be appealed. Although we did not experience a material erosion of our commission percentage rates from 2017 and 2021, the withdrawal of the DOJ from this settlement and the executive order signed by President Biden on July 9, 2021, which, among other things, directs the Federal Trade Commission to consider additional rule making pertaining to the real estate industry indicates increased regulatory scrutiny of the real estate industry. In addition, private litigants have filed multiple antitrust suits against NAR, some of which the DOJ has intervened in, that allege certain NAR and MLS rules are anti-competitive and result in increased costs to consumers. This litigation or subsequent regulatory action, if successful, could result in significant changes or disruptions to industry practices of the residential real estate market, including changes or disruptions to buyer's agent's commissions, and could negatively affect our financial condition and results of operations. Such increased focus may reduce the fees we receive, require additional expenditure, or distract our management’s attention from pursuing our growth strategy.

We could experience meaningful changes in industry operations or structure, as a result of governmental pressures, the result of litigation, changes to NAR or MLS rules, the actions of certain competitors or the introduction or growth of certain competitive models.

Infringement, misappropriation or dilution of the intellectual property of Douglas Elliman could harm our business.

We believe the trademark portfolio of Douglas Elliman has significant value and is an important factor in the marketing of our brand. We believe that this and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, as well as copyright, trademark, and other laws, to protect our intellectual property from infringement, misappropriation or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the U.S. and foreign jurisdictions. Although we monitor our trademark portfolio both internally and through external search agents and impose an obligation on agents to notify us upon learning of potential infringement, there can be no assurance that we will be able to adequately maintain, enforce and protect our trademarks or other intellectual property rights.

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

Moreover, unauthorized third parties may use Douglas Elliman’s intellectual property to trade on the goodwill of our brand, resulting in consumer confusion or dilution. Any reduction of our brand’s goodwill, consumer confusion, or dilution is likely to impact sales.

We rely on licenses to use the intellectual property rights of third parties which are incorporated into our products and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings.

We rely on products, technologies and intellectual property that we license from third parties for use in our services. We cannot assure that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products and technologies that include or incorporate licensed intellectual property.

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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts that gain unauthorized access to information technology systems, both internally and externally, to sophisticated and targeted measures, known as advanced persistent threats, directed at us and our affiliated agents. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our customers. Additionally, we increasingly rely on third-party providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. We and our third-party service providers have experienced, and expect to continue to experience, these types of internal and external threats and incidents, which can result, and have resulted, in the misappropriation and unavailability of critical data and confidential or proprietary information (our own and that of third parties, including personally identifiable information), the disruption of business operations and the loss of funds. For example, in April 2021, we determined that an unauthorized party gained access to Douglas Elliman Property Management’s IT network, temporarily disrupted business operations and obtained certain files that contained personal information pertaining to owners and others in buildings managed by and employees of Douglas Elliman Property Management. Douglas Elliman Property Management took steps to secure its systems, contacted law enforcement, investigated and enhanced its security protocols to help prevent a similar incident from occurring in the future. Depending on their nature and scope, these incidents could potentially also result in the destruction or corruption of such data and information. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, increased cybersecurity protection and remediation costs, business disruption and the loss of funds or revenue which in turn could adversely affect our competitiveness and results of operations. Developments in the laws and regulations governing the handling and transmission of personal identifying information in the United States may require us to devote more resources to protecting such information.

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

Our results of operations have fluctuated in the past and are likely to fluctuate significantly from quarter-to-quarter and year-to-year in the future for a variety of reasons, many of which are outside of our control and difficult to predict. As a result, you should not rely upon our historical results of operations as indicators of future performance. Numerous factors can influence our results of operations, including:

◦our ability to attract and retain agents;

◦our ability to develop innovative solutions and offer new services on our platform;

◦ changes in interest rates or mortgage underwriting standards;

◦ the actions of our competitors;

◦ costs and expenses related to the strategic acquisitions, investments and joint ventures;

◦increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;

◦changes in the legislative or regulatory environment, including with respect to real estate commission rates and disclosures;

◦system failures or outages, or actual or perceived breaches of security or privacy, and the costs associated with preventing, responding to, or remediating any such outages or breaches;

◦adverse judgments, settlements, or other litigation-related costs and the fees associated with investigating and defending claims;

◦the overall tax rate for our business and the impact of any changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;

◦the application of new or changing financial accounting standards or practices; and

◦changes in real estate market conditions;

◦changes in regional or national business or macroeconomic conditions, including as a result of a pandemic, which may impact the other factors described above.

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

Our liquidity could be adversely affected by conditions in the financial markets or the negative performance of financial institutions.

Our available cash and cash equivalents are held in accounts with or managed by financial institutions and consist of cash in our operating accounts and cash and cash equivalents invested in money market funds. The amount of cash in our operating accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor our accounts regularly and adjust our balances as appropriate, the valuation of or our access to these accounts could be negatively impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. The operations of U.S. and global financial services institutions are interconnected and the performance and financial strength of specific institutions are subject to rapid change, the timing and extent of which cannot be known. To date, we have experienced no material realized losses on or lack of access to our cash held in operating accounts or our invested cash or cash equivalents, however, we can provide no assurances that access to our cash held in operating accounts or our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets or the negative performance of financial institutions.

Our property management and ancillary real estate services businesses also manage assets owned by our clients in accounts with financial institutions where deposits routinely exceed the FDIC insurance limits. Should the financial institutions with which these assets are deposited experience insolvency or other financial difficulties, access to such deposits could be limited, deposit insurance may be inadequate and we could be exposed to liability from our clients and our relationships with our agents and with our clients could be negatively impacted. Any of these events would negatively impact our liquidity, results of operations and our reputation.

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

As of December 31, 2022, we had approximately $32.2 million of goodwill and $73.7 million of trademarks and other intangible assets related to Douglas Elliman. During the first quarter of 2020, we determined that a triggering event occurred related to Douglas Elliman due to a decline in sales and profitability projections for the reporting unit driven by the COVID-19 pandemic and related economic disruption. We utilized third-party valuation specialists to prepare a quantitative assessment of goodwill and trademark intangible assets related to Douglas Elliman. The quantitative assessments resulted in impairment charges to goodwill of $46.3 million and to the trademark intangible asset of $12.0 million. Changes in our future outlook of the Douglas Elliman Realty, LLC reporting unit could result in an impairment loss.

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

We may be subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving labor and employment, anti- discrimination, commercial disputes, competition, professional liability and consumer complaints, intellectual property disputes, compliance with regulatory requirements, antitrust and anti-competition claims (including claims related to NAR or MLS rules regarding buyer-broker commissions), securities laws and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings if the regulatory landscape changes or as our business grows and as we deploy new offerings, including proceedings related to our acquisitions, securities issuances or business practices.

The results of any such claims, lawsuits, arbitration proceedings, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us or investigations involving us, whether meritorious or not, could be time-consuming, result in significant defense and compliance costs, be harmful to our reputation, require significant management attention and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition and results of operations. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors, officers and employees.

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

We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions. Although we have sophisticated fraud detection processes and have taken other measures to continuously improve controls to identify fraudulent activity, we have not been and may not be able to detect and prevent all such activity. Persistent or pervasive fraudulent activity may cause agents or clients to lose trust in us and decrease or terminate their usage of our platform.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to conduct a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning its internal control over financial reporting, and our independent auditors are required to issue an opinion on our internal controls over financial reporting. The rules governing the standards that must be met for management to assess its internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken, and our stock price may suffer.

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

Risks Relating to the Distribution

Following the Distribution, we are materially dependent on Vector Group’s performance under various agreements.

We entered into various agreements with Vector Group related to the Distribution, including a Distribution Agreement, a Tax Disaffiliation Agreement, a Transition Services Agreement, an Employee Matters Agreement and Aviation Agreements.

These agreements included the allocation of employee benefits, taxes and certain other liabilities and obligations attributable to periods prior to, at and after the Distribution. In connection with the Distribution, we provided Vector Group with indemnities with respect to liabilities arising out of our business, and Vector Group provided us with indemnities with respect to liabilities arising out of the business retained by Vector Group.

Vector Group provides Douglas Elliman with certain business services that were performed by Vector Group prior to the Distribution, such as information technology, accounts payable, payroll, tax, certain legal and accounting functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions. These services include the collection and storage of certain personal information regarding employees and/or customers as well as information regarding Douglas Elliman, Vector Group and our counter-parties. We pay Vector Group $350,000 per month for these services as well as office space and secretarial and administrative services provided to members of our management team.

Douglas Elliman relies on Vector Group to perform its obligations under all of these agreements. If Vector Group were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification or other financial obligations, or these agreements otherwise terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses.

The Distribution could result in significant tax liability.

Vector Group obtained an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, and subject to the assumptions and limitations described therein, the distribution by Vector Group of our common stock to the holders of Vector Group common stock will qualify as a tax-free distribution under the Internal Revenue Code of 1986, as amended. Accordingly, for U.S. federal income tax purposes, the Distribution, excluding the distribution of our common stock with respect to Vector Group stock option awards and restricted stock awards, together with certain related transactions is not expected to result in the recognition of gain to Vector Group with respect to the distribution of our common stock to the Vector Group stockholders in respect of such Vector Group common stock and, except to the extent a stockholder received cash in lieu of fractional shares of our common stock, no income, gain or loss will be recognized by, and no amount will be included in the income of such holder upon the receipt of shares of our common stock pursuant to the Distribution. The opinion will not be binding on the Internal Revenue Service or the courts and there can be no assurance that the IRS will not challenge the validity of the Distribution and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail. Certain transactions related to the Distribution that are not addressed by the opinion could result in the recognition of income or gain by Vector Group.

The opinion of Sullivan & Cromwell was based on, among other things, certain assumptions as well as on the continuing accuracy of certain factual representations and statements that we and Vector Group made to Sullivan & Cromwell. In rendering its opinion, Sullivan & Cromwell also relied on certain covenants that we and Vector Group entered into, including the adherence by us and by Vector Group to certain restrictions on future actions contained in the Tax Disaffiliation Agreement. If any of the representations or statements that we or Vector Group made are or become inaccurate or incomplete, or if we or Vector Group breach any of such covenants, the Distribution and such related transactions might not qualify for such tax treatment. See our Registration Statement on Form S-1, initially filed on December 7, 2021, “The Distribution — Material U.S. Federal Income Tax Consequences of the Distribution.”

The opinion and above discussed consequences do not apply to the distribution of our common stock with respect to Vector Group stock option awards and restricted stock awards.

If the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes for any reason, including as a result of a breach of a representation or covenant, then, generally, Vector Group would recognize a substantial gain for U.S. federal income tax purposes. In addition, the receipt by Vector Group stockholders of common stock of ours would be a taxable distribution, and each U.S. holder that receives our common stock in the Distribution would be treated as if the U.S. holder had received a distribution equal to the fair market value of our common stock that was distributed to it, which generally would be treated first as a taxable dividend to the extent of such holder’s pro rata share of Vector Group’s earnings and profits, then as a non-taxable return of capital to the extent of the holder’s tax basis in its Vector Group common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to Vector Group stockholders and Vector Group would be substantial. See our Registration Statement on Form S-1, initially filed on December 7, 2021, “The Distribution — Material U.S. Federal Income Tax Consequences of the Distribution.”

We may have a significant indemnity obligation to Vector Group if the Distribution is treated as a taxable transaction.

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

The tax rules applicable to the Distribution may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the Distribution.

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

To preserve the tax-free treatment of the Distribution to Vector Group and its stockholders, under the Tax Disaffiliation Agreement with Vector Group, for the two-year period following the Distribution, we are subject to restrictions with respect to:
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

We share certain key directors and officers with Vector Group, which means those officers do not devote their full time and attention to our affairs and the overlap may give rise to conflicts.

Following the Distribution, there is an overlap between certain key directors and officers of ours and of Vector Group. Howard M. Lorber serves as our President and Chief Executive Officer and of Vector Group. Richard J. Lampen serves as our Chief Operating Officer and of Vector Group, J. Bryant Kirkland III serves as our Chief Financial Officer and Treasurer and of Vector Group, Marc N. Bell serves as our General Counsel and Secretary and of Vector Group, and J. David Ballard serves as our Senior Vice President, Enterprise Efficiency and Chief Technology Officer and of Vector Group. As a result, not all of our executive officers devote their full time and attention to our affairs. In addition, three members of our Board, Messrs. Lorber, Lampen and White, are also directors of Vector Group. These overlap persons may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there will be the potential for a conflict of interest when we on the one hand, and Vector Group and its respective subsidiaries and successors on the other hand, are party to commercial transactions concerning the same or adjacent real property investments. In addition, after the Distribution, certain of our directors and officers continue to own stock and/or stock options or other equity awards of Vector Group. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and Vector Group. Concurrently, we depend on the efforts of these and other executive officers and other key personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.

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

Douglas Elliman leases 128 offices and its leases expire at various times between 2023 and 2033. As of December 31, 2022, the properties leased by Douglas Elliman are as follows:

Type	Number of Offices	Location	Owned or Leased	Approximate Total Square Footage

Offices	27	New York City, NY	Leased	255,000
Offices	38	Long Island, NY	Leased	123,000
Offices	20	Florida	Leased	52,000
Offices	4	Westchester County, NY	Leased	7,000
Offices	16	California	Leased	85,000
Offices	23	Other	Leased	47,500

ITEM 3.LEGAL PROCEEDINGS

Reference is made to Note 14 to our combined consolidated financial statements included elsewhere in this report which is incorporated by reference and contains a general description of certain legal proceedings to which we, or our subsidiaries, are a party and certain related matters.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “DOUG.” At February 23, 2023, there were approximately 1,172 holders of record of our common stock.

Performance Graph
The following graph compares the cumulative total annual return of our Common Stock, the S&P 500 Index, the S&P Small Cap 600 Index, and our Peer Group Index by assuming that $100 was invested in each investment as of December 30, 2021, which represents the day our common stock began trading on the NYSE, and that all cash dividends and distributions were reinvested.
We are a constituent of the S&P 600 SmallCap Index and selected it and the S&P 500 as our broad-based market indices and our Peer Group Index as a group of peer companies.
Our Peer Group Index consists of Anywhere Real Estate Inc. (HOUS), Compass, Inc. (COMP), Zillow Group, Inc. (ZG), loanDepot, Inc. (LDI), Opendoor Technologies Inc. (OPEN), Colliers International Group Inc. (CIGI), eXp World Holdings, Inc. (EXPI), Stewart Information Services Corporation (STC), Newmark Group, Inc. (NMRK), Redfin Corporation (RFIN), Offerpad Solutions Inc. (OPAD), Radian Group Inc. (RDN), Walker & Dunlop Inc. (WD), Lending Tree, Inc. (TREE), Marcus & Millichap, Inc. (MMI), Doma Holdings Inc. and RE/MAX Holdings, Inc. (RMAX). We selected our Peer Group Index based on the peer group used by our compensation and human committee, as recommended by its outside consultant, which consists of 17 publicly traded, national and regional companies conducting business in the real estate and financial services industry.
The chart does not reflect the Company’s forecast of future financial performance.

120
100
80
60
40
20
DOLLARS
12/30/21
12/31/21
12/31/22
Douglas Elliman Inc
S&P 500
S&P 600
Peer Group Index

	12/30/21	12/31/21	12/31/22
Douglas Elliman Inc.	100	95	35
S&P 500	100	100	82
S&P 600	100	100	84
Peer Group Index	100	100	41

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2022.

Issuer Purchase of Equity Securities

Our purchases of our common stock during the three months ended December 31, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2022	—	$—		—	—
November 1 to November 30, 2022	—	—		—	—
December 1 to December 31, 2022	367,141	3.99	(1)	—	—
Total	367,141	$3.99		—	—

(1) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of an employee’s shares of restricted stock. The shares were immediately canceled.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 16, 2023. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	74	Chairman, President and Chief Executive Officer	2021
Richard J. Lampen	69	Executive Vice President and Chief Operating Officer	2021
J. Bryant Kirkland III	57	Senior Vice President, Chief Financial Officer and Treasurer	2021
Marc N. Bell	62	Senior Vice President, General Counsel and Secretary	2021
J. David Ballard	55	Senior Vice President, Enterprise Efficiency and Chief Technology Officer	2021
Scott J. Durkin	60	President and Chief Executive Officer, Douglas Elliman Realty, LLC	2021
Stephen T. Larkin	53	Vice President of Communications	2021
Daniel A. Sachar	47	Vice President Innovation and Managing Director of New Valley Ventures LLC	2021
Lisa M. Seligman	46	Vice President of Human Resources	2023
Howard M. Lorber is our Chairman, President and Chief Executive Officer and is Executive Chairman of Douglas Elliman Realty, LLC. He has served as President and Chief Executive Officer of Vector Group since January 2006, and, as a director of Vector Group since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley Corporation, where he also served as a director. New Valley was merged into Vector Group in December 2005. Mr. Lorber has served as Chairman of the Board of Directors of Nathan’s Famous, Inc. (NASDAQ: NATH), a chain of fast food restaurants, since 1987 and Chief Executive Officer from November 1993 to December 2006; and a director of Clipper Realty, Inc. (NYSE: CLPR), a real estate investment trust, since July 2015. Mr. Lorber was a member of the Board of Directors of Morgans Hotel Group Co. from March 2015 until November 2016, and Chairman from May 2015 to November 2016 and was Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman from July 2006 to February 2020. He is also a trustee of Long Island University.
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
Marc N. Bell is our Senior Vice President, General Counsel and Secretary. He has served as Vector Group’s General Counsel and Secretary since May 1994 and Vector Group’s Senior Vice President since May 2016. Mr. Bell served as a Vice President of Vector Group from January 1998 to April 2016. From November 1994 to December 2005, Mr. Bell served as Associate General Counsel and Secretary of New Valley and from February 1998 to December 2005, as a Vice President of New Valley. Mr. Bell previously served as Liggett’s General Counsel and currently serves as an officer, director or manager for many of Vector Group’s and New Valley’s subsidiaries.
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
Lisa M. Seligman serves as Vice President of Human Resources. Ms. Seligman’s experience includes more than 20 years in Human Resources leadership roles at a diverse group of companies with luxury brand names, which include Dow Jones, Chanel, Shiseido and Tiffany. Most recently, she has served as Vice President and Global Head of HR at Arcade Beauty, a private equity-owned company engaged in the manufacture of sampling materials for the beauty industry.

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

Overview

Douglas Elliman Inc. is a holding company and is engaged principally in two business segments:

Real Estate Brokerage: the residential real estate brokerage services through our subsidiary Douglas Elliman Realty, which operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Texas, Colorado, Nevada, Massachusetts, Connecticut, Maryland, Virginia and Washington, D.C.

Corporate and other: the operations of our holding company as well as our investment business that invests in select PropTech opportunities through our New Valley Ventures subsidiary.

See Item 1. “Business” for detailed overview and description of our principal operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from our management’s perspective. Our MD&A is organized as follows:

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

Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2022 and 2021. Certain discussions of the changes in our results of operations and liquidity and capital resources from the year ended December 31, 2021 as compared to the year ended December 31, 2020 have been omitted from this Form 10-K and may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 31, 2022.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the years ended December 31, 2022 and 2021, as well as certain contractual obligations and off-balance sheet arrangements that existed at December 31, 2022.

Business Overview

Since its inception in 1911, Douglas Elliman has challenged the status quo of the real estate industry. We were founded on Douglas L. Elliman’s vision that New Yorkers would shift their preference for traditional homes to favor luxury apartments that were both sold and managed by comprehensive real estate companies. More than a century later, the Douglas Elliman brand is still associated with service, luxury and forward thinking — our markets are primarily international finance and technology hubs that are densely populated and offer housing inventory at premium price points. The average transaction value of a home we sold in 2022 was approximately $1.62 million — significantly higher than our principal competitors.

We are building on our record of innovation. Douglas Elliman is focused on digitizing, integrating and simplifying real estate activities for agents and elevating their clients’ experiences. We are bringing innovative, technology-driven PropTech solutions to Douglas Elliman by adopting new PropTech solutions for agents and their clients and also investing in select PropTech opportunities through our subsidiary, New Valley Ventures LLC. Our model is to source and use best-of-breed products and services that we believe will increase our efficiency. In addition to entering into business relationships with PropTech companies, as described further below, we are committed to creating over time a portfolio of PropTech companies that, through our business and investment relationship, have access to our agents and their clients, as well as our knowledge and experience, to grow their own businesses, while benefiting our operations. This keeps Douglas Elliman and our agents on the cutting edge of the industry with innovative solutions and services that can be integrated into our technology, while also remaining asset-light. Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

Douglas Elliman is well positioned to capitalize on opportunities in the U.S. residential real estate market with a leading luxury brand and a comprehensive suite of technology-enabled real estate services and investments. Despite various “agentless” models such as “iBuying,” approximately 86% of buyers and sellers were assisted by a real estate agent or broker when purchasing or selling their home between July 2021 and June 2022, according to the National Association of Realtors (“NAR”), highlighting the central role agents continue to play in real estate transactions. Agents are able to generate significant repeat business from clients and referrals, with 63% of home sellers and 50% of home buyers between July 2021 and June 2022 choosing to work with an agent they had used in the past or through a referral, according to the NAR. Repeat business, as well the ability to provide ancillary services, allows agents to extend their client relationships and generate significant lifetime value.

Industry trends in 2022. After a strong 2021, when existing home sales reported by the NAR reached their highest level since 2006, the residential real estate brokerage industry encountered significant challenges in 2022. These challenges began during the second quarter of 2022 and included, among other things, a reduced inventory of homes available for sale as well as higher mortgage rates. According to the NAR, sales of existing homes declined by 34.0% in December 2022 from December 2021 and total homes sold in 2022 was the lowest since 2014. By comparison, our Gross Transaction Value declined by 16.2% in 2022 compared to 2021, from $51,200,000 in 2021 to $42,900,000 in 2022, reflecting the relative strength of the luxury markets in which we operate. In addition, our transactions of homes sold declined by 18% to 26,573 in 2022 from 32,400 in 2021. In the fourth quarter of 2022, our Gross Transaction Value and transactions of homes sold declined by approximately 40% and 43%, respectively, compared to the 2021 fourth quarter. We anticipate that the results for the first quarter of 2023 will reflect these same trends of significant year over year declines and the NAR and other real estate industry consortiums are forecasting continued challenges for the U.S. residential real estate market in 2023. We have maintained stable agent retention and our Principal Agents increased to 5,407 as of December 31, 2022 from 5,189 as of December 31, 2021. See Item 7, “Key Business Metrics and Non-GAAP Financial Measures.”

Despite these recent changes, we believe our competitive advantages in the luxury markets distinguish us from our competitors and our comprehensive suite of real estate solutions, our industry-leading brand name, and our talented team of employees and agents set us apart in the industry. As the real estate brokerage industry evolves and addresses challenges related to constrained inventory of homes as well as higher mortgage rates, we continue to pursue profitable growth opportunities through the expansion of our footprint, investments in cutting-edge PropTech companies through New Valley Ventures, continued recruitment of best-in-class talent, acquisitions (acqui-hires), and operational efficiencies. We will continue to employ a disciplined capital allocation strategy aimed at generating sustainable long-term value for our stockholders.

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

Key Business Metrics and Non-GAAP Financial Measures

In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman and Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the year ended December 31, 2022 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

	Year ended December 31,
	2022	2021
Key Business Metrics
Total transactions (1)	26,573	32,400
Gross transaction value (in billions) (2)	$42.9	$51.2
Average transaction value per transaction (in thousands) (3)	$1,616.3	$1,580.0
Number of Principal Agents (4)	5,407	5,189
Annual Retention (5)	87%	94%
Net (loss) income attributed to Douglas Elliman Inc.	$(5,622)	$98,838
Net (loss) income margin	(0.49)%	7.30%
Non-GAAP Financial Measures
Adjusted EBITDA attributed to Douglas Elliman Inc.	$14,951	$110,699
Adjusted EBITDA margin attributed to Douglas Elliman Inc.	1.30%	8.18%
_____________________________
(1)We calculate total transactions by taking the sum of all transactions closed in which our agent represented the buyer or seller in the purchase or sale of a home (excluding rental transactions). We include a single transaction twice when one or more of our agents represent both the buyer and seller in any given transaction. Total transactions by quarter for the year ended December 31, 2022 were 7,212 for the three months ended March 31, 2022, 7,789 for the three months ended June 30, 2022, 6,796 for the three months ended September 30, 2022 (previously reported 7,212) and 4,776 for the three months ended December 31, 2022.
(2)Gross transaction value is the sum of all closing sale prices for homes transacted by our agents (excluding rental transactions). We include the value of a single transaction twice when our agents serve both the home buyer and home seller in the transaction. Gross transaction value by quarter for the year ended December 31, 2022 was $11.7 billion for the three months ended March 31, 2022, $13.6 billion for the three months ended June 30, 2022, $10.2 billion for the three months ended September 30, 2022 (previously reported $11.0 billion) and $7.5 billion for the three months ended December 31, 2022.
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

Reconciliations of these non-GAAP measures have been provided in the table below.

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Year ended December 31,
	2022	2021
Net (loss) income attributed to Douglas Elliman Inc.	$(5,622)	$98,838
Interest income, net	(1,779)	(83)
Income tax expense	6,503	2,133
Net loss attributed to non-controlling interest	(777)	(186)
Depreciation and amortization	8,012	8,561
Stock-based compensation (a)	11,138	—
Equity in losses from equity method investments (b)	563	278
Change in fair value of contingent liability	—	1,647
Other, net	(3,429)	(529)
Adjusted EBITDA	14,609	110,659
Adjusted EBITDA attributed to non-controlling interest	342	40
Adjusted EBITDA attributed to Douglas Elliman	$14,951	$110,699

Real estate brokerage segment
Operating income	$21,993	$102,098
Depreciation and amortization	8,012	8,561
Stock-based compensation	4,195	—
Adjusted EBITDA	34,200	110,659
Adjusted EBITDA attributed to non-controlling interest	342	40
Adjusted EBITDA attributed to Douglas Elliman	$34,542	$110,699

Corporate and other segment
Operating loss	$(26,534)	$—
Stock-based compensation	6,943	—
Adjusted EBITDA attributed to Douglas Elliman	$(19,591)	$—

Total adjusted EBITDA attributed to Douglas Elliman	$14,951	$110,699
_____________________________
(a)Represents amortization of stock-based compensation. $4,195 is attributable to the Real estate brokerage segment and $6,943 is attributable to the Corporate and other segment.
(b)Represents equity in losses recognized from the Company’s investment in an equity method investment that is accounted for under the equity method and is not consolidated in the Company’s financial results.

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
Stock-Based Compensation. In connection with the Distribution, we granted stock-based compensation to employees and recognized expense on such grants. Our stock-based compensation uses a fair-value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.
Current Expected Credit Losses. We are exposed to credit losses for various amounts due from real estate agents, which are included in other current assets on the combined consolidated balance sheets, net of an allowance for credit losses. We historically estimated our allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, and historical experience of collections from the individual agents. Based on our historical credit losses on receivables from agents, current and expected future market trends, it was determined that the requirements of Accounting Standards Update (“ASU”) No. 2016-13 did not result in a material impact on our allowance for credit losses as of January 1, 2020 of $6,132, we estimated that the credit losses for these receivables were $10,916 and $8,607 at December 31, 2022 and 2021, respectively.
Goodwill and Indefinite Life Assets. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. We follow ASC 350, Intangibles — Goodwill and Other, and subsequent updates including ASU 2011-08, Testing Goodwill for Impairment and ASU 2017-14, Simplifying the Test for Goodwill Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying value or choose to bypass the optional qualitative assessment, we will then assess recoverability by comparing the fair value of the reporting unit to our carrying amount; otherwise, no further impairment test would be required. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. As discussed in Note 9 to our combined consolidated financial statements, during the first quarter of 2020, we performed quantitative assessments of our goodwill and our trademark intangible asset in conjunction with our quarterly review for indicators of impairment. The quantitative assessments resulted in impairment charges to goodwill of $46,252 and to the trademark intangible asset of $12,000. We performed a qualitative assessment for the year ended December 31, 2022, which did not result in additional impairment charges related to our goodwill or trademark.
Income Taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. Therefore, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and, as a result, changes in our subjective assumptions and judgments may materially affect amounts recognized in our combined consolidated financial statements.
Before the Distribution (and during the year ended December 31, 2021), we calculated our provision for income taxes by using a separate-return method and elected not to allocate tax expense to single-member limited liability companies or partnerships that did not incur income tax liability because they were not severally liable for the taxes of their owners. Before the Distribution, Douglas Elliman of California, Inc. and DER Holdings II LLC were the only two entities taxed as corporations for U.S. Income Tax purposes while the remaining entities were pass through entities for federal income tax purposes. Therefore, no income tax expense was allocated to entities other than DER Holdings II LLC, Douglas Elliman of California, Inc. and, for purposes of New York City Unincorporated Business Tax (“UBT”) only, Douglas Elliman Realty, LLC.
After the Distribution, we calculate our provision for income taxes based upon the taxable income attributable to our activity and the activity of our subsidiaries because after the Distribution, we are taxed as a corporation for purposes of U.S. and state and local income taxes. Therefore, after the Distribution, we have recorded an income tax provision at current income tax rates.

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

•General and administrative. General and administrative expense consists primarily of compensation, stock-based compensation expense and other personnel-related costs for executive management and administrative employees, including finance and accounting, legal, human resources and communications, the occupancy costs for our headquarters and other offices supporting our administrative functions and, after the Distribution (beginning in 2022), include transition services paid to our former parent, Vector Group, for the use of office space and employees, professional services fees for legal and finance, insurance expenses and talent acquisition expenses.

•Technology. Technology expense consists primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses of PropTech and other related expenses associated with the implementation of our technology initiatives.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table sets forth our revenue and operating (loss) income by segment for the year ended December 31, 2022 compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$1,153,177	$1,353,138

Operating (loss) income by segment:
Real estate brokerage segment	$21,993	$102,098
Corporate and other segment	(26,534)	—
Total operating (loss) income	$(4,541)	$102,098

Real estate brokerage segment
Operating income	$21,993	$102,098
Depreciation and amortization	8,012	8,561
Stock-based compensation	4,195	—
Adjusted EBITDA	34,200	110,659
Adjusted EBITDA attributed to non-controlling interest	342	40
Adjusted EBITDA attributed to Douglas Elliman	$34,542	$110,699

Corporate and other segment
Operating loss	$(26,534)	$—
Stock-based compensation	6,943	—
Adjusted EBITDA attributed to Douglas Elliman	$(19,591)	$—
Year ended December 31, 2022 Compared to Year ended December 31, 2021
Revenues. Our revenues were $1,153,177 for the year ended December 31, 2022 compared to $1,353,138 for the year ended December 31, 2021. The $199,961 (14.8%) decline in revenues was primarily due to a $199,961 decline in the Real Estate Brokerage segment’s revenues because of lower revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates. These factors were partially offset by increased revenues from the Texas market, which we began consolidating in August 2021.
Operating expenses. Our operating expenses were $1,157,718 for the year ended December 31, 2022 compared to $1,251,040 for the year ended December 31, 2021. The decline of $93,322 was due primarily to declines in real estate brokerage commissions of $148,720. This was offset by increases in expenses associated with Douglas Elliman operating as a standalone public company after the Distribution, which occurred on December 29, 2021, as well as increased expenses associated with our expansion into new markets and enhancements to our agent-facing technology platform.
Operating (loss) income. Operating loss was $4,541 for the year ended December 31, 2022 compared to operating income of $102,098 for the year ended December 31, 2021. The $106,639 decline in operating income was due to the net impact of declines in commission and other brokerage revenues, Douglas Elliman operating as a standalone public company after the Distribution, incremental expenses associated to support our business growth and agents as well as non-cash stock compensation expense.
Other income (expenses). Other income was $4,645 for the year ended December 31, 2022 compared to other expenses of $1,313 for the year ended December 31, 2021. For the year ended December 31, 2022, other income primarily consisted of investment and other income, primarily associated with our PropTech investments of $2,839, income from the indemnification by Vector Group under the Tax Disaffiliation Agreement of $589, and interest income, net of $1,779. This was offset by equity losses from equity method investments of $563.

Income before provision for income taxes. Income before income taxes was $104 and $100,785 for the years ended December 31, 2022 and 2021, respectively.
Income tax expense. Income tax expense was $6,503 and $2,133 for the years ended December 31, 2022 and 2021, respectively. The difference is primarily related to income tax expense before and after the Distribution offset by lower income before provision for income taxes for the year ended December 31, 2022. Specifically, income tax expense calculated before the Distribution when we used a separate return method for the year ended December 31, 2021 resulted in a lower income tax rate in the 2021 period and is described below.
After the Distribution, we calculate our provision for income taxes based upon the taxable income attributable to our activity and the activity of our subsidiaries.
Before the Distribution during the year ended December 31, 2021, we calculated our provision for income taxes by using a separate-return method and elected not to allocate tax expense to single-member limited liability companies or partnerships that did not incur income tax liability because they were not severally liable for the taxes of their owners. Before the Distribution, Douglas Elliman of California, Inc. and DER Holdings II LLC were the only two entities taxed as corporations for U.S. Income Tax purposes while the remaining entities were pass through entities for federal income tax purposes. Therefore, no income tax expense was allocated to entities other than DER Holdings II LLC, Douglas Elliman of California, Inc. and, for purposes of New York City UBT only, Douglas Elliman Realty, LLC.
Real Estate Brokerage.
The following table sets forth our combined consolidated statements of operations data for the Real Estate Brokerage segment for the year ended December 31, 2022 compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022		2021
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$1,099,885	95.4%	$1,292,416	95.5%
Property management	36,022	3.1%	37,345	2.8%
Other ancillary services	17,270	1.5%	23,377	1.7%
Total revenues	$1,153,177	100%	$1,353,138	100%

Operating expenses:
Real estate agent commissions	$836,803	72.6%	$985,523	72.8%
Sales and marketing	85,763	7.4%	77,174	5.7%
Operations and support	72,946	6.3%	71,641	5.3%
General and administrative	104,887	9.1%	92,798	6.9%
Technology	22,773	2.0%	15,343	1.1%
Depreciation and amortization	8,012	0.7%	8,561	0.6%
Operating income	$21,993	1.9%	$102,098	7.5%
Revenues. Our revenues were $1,153,177 for the year ended December 31, 2022 compared to $1,353,138 for the year ended December 31, 2021. The decline of $199,961 (14.8%) was primarily related to a decline of $192,531 in our commission and other brokerage income because of lower revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates. These factors were partially offset by increased revenues from the Texas market, which we began consolidating in August 2021. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations Business - Overview - Industry Trends in 2022.”
Our revenues from commission and other brokerage income were $1,099,885 for the year ended December 31, 2022 compared to $1,292,416 for the year ended December 31, 2021, a decline of $192,531. In 2022, our commission and other brokerage income generated from the sales of existing homes declined by $91,738 in our Florida market, $41,263 in the Northeast region, which excludes New York City, $32,594 in New York City and $16,394 in the West region (which includes $29,499 related to our Texas market, which we began consolidating in August 2021), in each case compared to the 2021 period. In addition, our revenues from DEDM declined by $10,542 in 2022 compared to 2021.
Operating Expenses. Our operating expenses were $1,131,184 for the year ended December 31, 2022 compared to $1,251,040 for the year ended December 31, 2021, a decline of $119,856, due primarily to declines in real estate brokerage commissions. This was offset by increases in sales and marketing, general and administrative and technology expenses. The primary components of operating expenses are described below.
Real Estate Agent Commissions. As a result of declines in commissions and other brokerage income, our real estate agent commissions expense was $836,803 for the year ended December 31, 2022 compared to $985,523 for the year ended December 31, 2021, a decline of $148,720 (15.1%). Real estate agent commissions expense, as a percentage of revenues, decreased to 72.6% for the year ended December 31, 2022 compared to 72.8% for the year ended December 31, 2021.
Sales and Marketing. Sales and marketing expenses were $85,763 for the year ended December 31, 2022 compared to $77,174 for the year ended December 31, 2021. The increase was primarily due to additional promotional sponsorships and events in the 2022 period because of the reopening of the economy.
Operations and support. Operations and support expenses were $72,946 for the year ended December 31, 2022 compared to $71,641 for the year ended December 31, 2021. The increase related increased compensation expense associated with additional personnel required to support our business growth and agents as well as wage inflation and non-cash stock compensation partially offset by lower incentive compensation expense in the 2022 period.
General and administrative. General and administrative expenses were $104,887 for the year ended December 31, 2022 compared to $92,798 for the year ended December 31, 2021. The increase in expenses was primarily because of non-cash stock compensation, the expansion into the Texas region and incremental expenses to support business growth and wage inflation.
Technology. Technology expenses were $22,773 for the year ended December 31, 2022 compared to $15,343 for the year ended December 31, 2021. The increase in the 2022 period was related to technology enhancements, incremental refinements and additional functionality of our cloud-based “MyDouglas” agent portal that included social media grading widget via Real Grader, new enhanced video capabilities from Videobolt, and newly introduced Tongo and AdPro. Tongo enables our agents to obtain instant access to future income from pending deals. AdPro is an easy-to-navigate interface to promote properties on social media platforms. There was also increased utilization of our StudioPro Customer Relationship Management marketing application as well as transaction system and the integration of our newly announced Elliman Showroom, a complimentary personal assistant platform that will guide home purchasers through a high-touch and streamlined move-in process.
Operating income. Operating income was $21,993 for the year ended December 31, 2022 compared to $102,098 for the year ended December 31, 2021. The decline in operating income is primarily associated with the decline in revenues, expenses associated with non-cash stock compensation, business growth, agent support, expansion into new markets and technology.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $26,534 for the year ended December 31, 2022 due to expenses, including non-cash stock compensation, associated with Douglas Elliman operating as a standalone publicly traded company after the Distribution.

Summary of PropTech Investments
As of December 31, 2022, New Valley Ventures had investments (at a carrying value) of approximately $14.8 million in PropTech companies. This amounts to approximately 3% of the value of Douglas Elliman’s total assets, which totaled approximately $550 million, as of December 31, 2022. As of December 31, 2022 our PropTech investments include:
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
■Humming Homes: a tech-enabled home management service that is creating a new category of end-to-end home management. It has built a solution that provides single-family homeowners with a digital experience and offers a dedicated in-person home management team with a single point of contact and 24/7 support. The service employs data and insights to avoid reactive and expensive home maintenance issues. The investment will complement Douglas Elliman’s business in the Hamptons and align Humming Homes’ geographical growth with Douglas Elliman’s footprint in locations such as Aspen, Florida and Southern California.

■MoveEasy: a client- and customer-facing digital concierge service designed to assist clients and customers moving into and “setting up” their new homes, while offering additional services to maintain their homes. In partnership with residential real estate brokerages, MoveEasy is delivered in a white-labeled format that features the name and contact information of the selling agent.
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
■Persefoni AI: a software-as-a-service (“SaaS”) platform built to enable enterprises of all sizes to measure their carbon footprint accurately, dynamically, and regularly across all operations.
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
■Guest House: a tech-enabled company focused on the home staging market.
■Alpaca: investment in Getaway House, Inc., a start-up company that provides cabin rental services in rural areas throughout the United States.
■PropTech Venture Capital Funds: investments in the following venture capital funds providing New Valley Ventures exposure to opportunities in the emerging PropTech industry.
■Camber Creek Venture Capital Funds: two funds that invest in a diversified pipeline of new PropTech ventures. Camber Creek’s portfolio includes Notarize, a digitized notary service, and Curbio, a renovation firm designed to increase a property’s selling price.
■Sum Ventures: a fund that invests in growth companies in PropTech, FinTech, and CleanTech industries.
■MetaProp Venture Capital Fund: a fund advised or managed by a New York-based venture capital firm.
■The Lab PropTech Fund: a fund advised or managed by a Miami-based firm that aims to invest in emerging technologies with a focus on residential real estate and construction services.

Other than the five private funds listed above in which New Valley Ventures invests as a limited partner, all of these companies currently provide technology or services to Douglas Elliman. To date, we have not recognized revenue from these investments and do not anticipate recognizing revenue from these non-controlling PropTech investments. However, we target earning an attractive rate of return from the capital appreciation of our PropTech investments.

Liquidity and Capital Resources
Cash and cash equivalents declined by $57,484 and increased by $122,164 in 2022 and 2021, respectively. Restricted Cash, which is included in cash and cash equivalents, was $7,523 and $17,243 as of December 31, 2022 and 2021, respectively.
Cash used in operations was $14,744 in 2022 and cash provided from operations was $127,826 in 2021. The decline in the 2022 period was related to lower operating income as a result of the decline in revenues and inclusion of expenses associated with Douglas Elliman operating as a standalone public company and increased expenses in our brokerage segment. We also incurred increased income tax payments and increased discretionary compensation payments in 2022 compared to 2021. Our income tax payments increased in 2022 because we became a full taxpayer after the Distribution. Our discretionary compensation payments increased in the 2022 period because our compensation accruals at December 31, 2021 were more than our compensation accruals at December 31, 2020 as a result of improved operating income for the year ended December 31, 2021 when compared to the year ended December 31, 2020.
Cash used in investing activities was $12,737 and $8,858 in 2022 and 2021, respectively. In 2022, cash used in investing activities was comprised of capital expenditures of $8,537, purchase of investments of $3,875 in our PropTech business, and investments of $400 in equity-method investments. This was offset by $75 of distributions from equity-method investments. In 2021, cash used in investing activities was comprised of capital expenditures of $4,106, the purchase of investments of $4,340, and $500 in connection with the acquisition of the controlling interest in Douglas Elliman Texas. This was offset by $88 of distributions from equity-method investments.
Our investment philosophy is to maximize return on investments using a reasonable expectation for return when investing in equity-method investments and PropTech investments as well as making capital expenditures.
Cash used in financing activities was $30,003 in 2022 and cash provided by financing activities was $3,196 in 2021. In 2022, cash used in financing activities was comprised of dividends and distributions on common stock of $16,250, repayment of debt of $12,528, and earn-out payments, associated with acquisitions, of $1,600. These amounts were partially offset by contributions from a non-controlling interest associated with Douglas Elliman Texas of $375. In 2021, cash provided by financing activities was comprised of net contributions from Vector Group, our former parent, of $2,062 and contributions from non-controlling interest associated with Douglas Elliman Texas of $1,625. These amounts were offset by $361 for repayment of debt and earn-out payments, associated with acquisitions, of $130.
In March 2022, we began paying a quarterly cash dividend of $0.05 per share. We contemplate continuing to pay a quarterly cash dividend of $0.05 per share, subject to approval of our Board of Directors, which would result in annual dividends of approximately $16,900. We had cash and cash equivalents of approximately $163,859 as of December 31, 2022 and, in addition to cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make or seek to make other investments, which may limit our liquidity otherwise available.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2022, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of December 31, 2022, we had outstanding approximately $3,107 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

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

Legislation, Regulation, Taxation and Litigation
See Item 1. “Business,” Item 1A. “Risk Factors,” Item 3. “Legal Proceedings” and Note 14 to our combined consolidated financial statements, which contain a description of litigation.

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
Forward-looking statements involve important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, including due to macroeconomic conditions, interest rate fluctuations, inflation, acts of war and terrorism or otherwise,
•governmental regulations and policies, including with respect to regulation of the real estate market or monetary and fiscal policy and its effect on overall economic activity, in particular, mortgage interest rates,
•litigation risks,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises,
•our ability to effectively manage the impacts of any government-mandated or encouraged suspension of our business operations,
•the impacts of the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017, including the continued impact on the markets of our business,
•effects of industry competition,
•severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity,
•the level of our expenses, including our corporate expenses as a standalone public company,
•the tax-free treatment of the Distribution,
•our lack of operating history as a public company and costs associated with being a standalone public company,
•the failure of Vector Group to satisfy its respective obligations under the Transition Services Agreement or other agreements entered into in connection with the Distribution; and
•the additional factors described under “Risk Factors” in this report.
Further information on the risks and uncertainties to our business includes the risk factors discussed above under Item 1A. “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our combined consolidated financial statements and notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 16, 2023, are set forth beginning on page F-1 of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed, in the reports the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Form 10-K, the Company evaluated under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2022, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective as of December 31, 2022.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Douglas Elliman Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Douglas Elliman Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the combined consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 16, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Miami, Florida
March 16, 2023

ITEM 9B.OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors.” See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase Equity Securities. Executive Officers of the Registrant" for information regarding our executive officers. We have adopted a policy statement entitled Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, we intend to post such information on our web site, which is investors.elliman.com.

ITEM 11.EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2023 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2022 COMBINED CONSOLIDATED FINANCIAL STATEMENTS:
Our combined consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the three years ended December 31, 2022, dated March 16, 2023 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-33
(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

* 2.1	Distribution Agreement, originally dated as of December 21, 2021 and amended and restated as of December 28, 2021, between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 28, 2021).

* 3.1	Amended and Restated Certificate of Incorporation of Douglas Elliman Inc., dated December 29, 2021. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 29, 2021).

3.2	Amended and Restated Bylaws of Douglas Elliman Inc., dated November 30, 2022.

* 10.1	Employee Matters Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K dated December 28, 2021).

* 10.2	Form of Restricted Stock Award Agreement under Douglas Elliman Inc. 2021 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 28, 2021).

* 10.3	Transition Services Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 28, 2021).

* 10.4	Tax Disaffiliation Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated December 28, 2021).

* 10.5	2021 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

* 10.6	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

* 10.7	Employment Agreement between Douglas Elliman Inc. and Howard M. Lorber, dated January 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 10, 2022).

*10.8	Amendment to Employment Agreement, dated as of March 18, 2022 between Douglas Elliman Inc. and Howard M. Lorber (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2021).

* 10.9	Employment Agreement between Douglas Elliman Inc. and Richard J. Lampen, dated January 10, 2022. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 10, 2022).

* 10.10	Form of Indemnification Agreement between Douglas Elliman Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.6 the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

EXHIBIT NO.	DESCRIPTION

10.11	Douglas Elliman Inc. Executive Compensation Clawback Policy.

10.12	Non-exclusive Aircraft Lease Agreement dated as of December 21, 2021 between VT Equipment Leasing LLC and Douglas Elliman Inc.

10.13	Non-exclusive Aircraft Lease Agreement dated as of December 21, 2021 between VT Aviation Leasing LLC and Douglas Elliman Inc.

21.1	Subsidiaries of Douglas Elliman Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________________
*Incorporated by reference
Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) is listed in exhibit numbers 10.5 through 10.11.

ITEM 16.FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Douglas Elliman Inc.
(Registrant)

	By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Chief Financial Officer and Treasurer
Date:	March 16, 2023
POWER OF ATTORNEY
The undersigned directors and officers of Douglas Elliman Inc. hereby constitute and appoint Richard J. Lampen, J. Bryant Kirkland III and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2023.

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
Mark D. Zeitchick

DOUGLAS ELLIMAN INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Douglas Elliman Inc.
Opinion on the Financial Statements
We have audited the accompanying combined consolidated balance sheets of Douglas Elliman Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related combined consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
At December 31, 2022, the Company’s operating lease right-of-use assets and operating lease liabilities were $117.8 million and $142.8 million, respectively. Lease liabilities are recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is generally the Company’s estimated incremental borrowing rate (“IBR”) unless the lessor’s implicit rate is readily determinable. Discount rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. Since the rate implicit to most leases is not readily determinable, the Company estimated its IBR used to calculate its right-of-use assets and lease liabilities.
We identified the IBR used to calculate the Company’s right-of-use assets and lease liabilities as a critical audit matter because of the significant assumptions management makes to reflect the rate the Company would pay to borrow the funds to obtain an asset of similar value, over a similar term, with a similar security. Changes in these significant assumptions in the IBR determination can have a significant effect on the recorded right-of-use assets and related lease liabilities. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions related to estimates of the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the IBRs used to calculate the Company’s right-of-use assets and lease liabilities included the following, among others:
–We tested the effectiveness of controls over right-of-use assets and lease liabilities, including management’s controls over the determination of the IBR.
–We evaluated the methods and assumptions used by management to estimate the IBRs based on the definition and guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 842, Leases, other reference materials, and generally accepted procedures.
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

/s/ Deloitte & Touche LLP

Miami, Florida
March 16, 2023
We have served as the Company’s auditor since 2020.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$163,859	$211,623
Receivables	22,162	32,488
Agent receivables, net	12,826	9,192
Income taxes receivables, net	7,547	—
Restricted cash and cash equivalents	4,985	15,336
Other current assets	13,680	12,166
Total current assets	225,059	280,805
Property and equipment, net	41,717	39,381
Operating lease right-of-use assets	117,773	123,538
Long-term investments (includes $6,219 and $3,756 at fair value)	12,932	8,094
Contract assets, net	38,913	28,996
Goodwill	32,230	32,571
Other intangible assets, net	73,666	74,421
Equity-method investments	1,629	2,521
Other assets	6,483	4,842
Total assets	$550,402	$595,169
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of notes payable and other obligations	$—	$12,527
Current operating lease liabilities	22,328	22,666
Income taxes payable, net	—	1,240
Accounts payable	5,456	5,874
Commissions payable	22,117	35,766
Accrued salaries and benefits	18,228	25,446
Contract liabilities	8,222	6,689
Other current liabilities	13,607	22,259
Total current liabilities	89,958	132,467
Notes payable and other obligations less current portion	—	176
Deferred income taxes, net	14,467	11,412
Non-current operating lease liabilities	120,508	129,496
Contract liabilities	54,706	39,557
Other liabilities	306	188
Total liabilities	279,945	313,296
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 80,881,022 and 81,210,626 shares issued and outstanding	809	812
Additional paid-in capital	273,111	278,500
(Accumulated deficit) retained earnings	(5,000)	622
Total Douglas Elliman Inc. stockholders' equity	268,920	279,934
Non-controlling interest	1,537	1,939
Total stockholders' equity	270,457	281,873
Total liabilities and stockholders' equity	$550,402	$595,169

The accompanying notes are an integral part of the combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share amounts)
Revenues:
Commissions and other brokerage income	$1,099,885	$1,292,416	$733,751
Property management	36,022	37,345	35,115
Other ancillary services	17,270	23,377	5,121
Total revenues	1,153,177	1,353,138	773,987

Expenses:
Real estate agent commissions	836,803	985,523	546,948
Sales and marketing	85,763	77,174	64,097
Operations and support	72,946	71,641	49,895
General and administrative	131,421	92,798	76,134
Technology	22,773	15,343	14,858
Depreciation and amortization	8,012	8,561	8,537
Loss on disposal of assets	—	—	1,169
Impairments of goodwill and other intangible assets	—	—	58,252
Restructuring	—	—	3,382
Operating (loss) income	(4,541)	102,098	(49,285)

Other income (expenses):
Interest income	1,779	83	190
Equity in losses from equity-method investments	(563)	(278)	(225)
Change in fair value of contingent liability	—	(1,647)	2,149
Investment and other income	3,429	529	843
Income (loss) before provision for income taxes	104	100,785	(46,328)
Income tax expense	6,503	2,133	44

Net (loss) income	(6,399)	98,652	(46,372)

Net loss attributed to non-controlling interest	777	186	—

Net (loss) income attributed to Douglas Elliman Inc.	$(5,622)	$98,838	$(46,372)

Per basic common share:

Net (loss) income applicable to common shares attributed to Douglas Elliman Inc.	$(0.08)	$1.27	$(0.60)

Per diluted common share:

Net (loss) income applicable to common shares attributed to Douglas Elliman Inc.	$(0.08)	$1.27	$(0.60)

The accompanying notes are an integral part of the combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Former Parent’s Net Investment	Non-controlling Interest
	Shares	Amount					Total
	(Dollars in thousands)
Balance, January 1, 2020	—	$—	$—	$—	$204,283	$—	$204,283
Net loss	—	—	—	—	(46,372)	—	(46,372)
Net transfers from Former Parent	—	—	—	—	5,679	—	5,679
Balance, December 31, 2020	—	—	—	—	163,590	—	163,590
Net income (loss)	—	—	—	622	98,216	(186)	98,652
Net transfers from Former Parent	—	—	—	—	17,506	—	17,506
Transfer of net investment to additional paid-in capital	—	—	279,312	—	(279,312)	—	—
Issuance of common stock	77,720,626	777	(777)	—	—	—	—
Restricted stock grants	3,490,000	35	(35)	—	—	—	—
Acquisition of subsidiary	—	—	—	—	—	500	500
Net transfers from non-controlling interest	—	—	—	—	—	1,625	1,625
Balance, December 31, 2021	81,210,626	812	278,500	622	—	1,939	281,873
Net loss	—	—	—	(5,622)	—	(777)	(6,399)
Distributions and dividends on common stock ($0.20 per share)	—	—	(16,250)	—	—	—	(16,250)
Restricted stock grants	65,000	1	(1)	—	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(394,604)	(4)	(1,622)	—	—	—	(1,626)
Stock-based compensation	—	—	11,138	—	—	—	11,138
Contributions from non-controlling interest	—	—	—	—	—	375	375
Other	—	—	1,346	—	—	—	1,346
Balance, December 31, 2022	80,881,022	$809	$273,111	$(5,000)	$—	$1,537	$270,457

The accompanying notes are an integral part of the combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(6,399)	$98,652	$(46,372)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,012	8,561	8,537
Non-cash stock-based compensation expense	11,138	—	—
Impairments of goodwill and other intangible assets	—	—	58,252
Loss on sale of assets	11	186	1,169
Deferred income taxes	4,193	(73)	78
Net gains on investment securities	(2,839)	(265)	—
Equity in losses from equity-method investments	563	278	225
Distributions from equity-method investments	654	75	30
Non-cash lease expense	20,621	18,667	17,326
Non-cash portion of restructuring	—	—	1,214
Change in fair value of contingent liability	—	1,647	(2,149)
Provision for credit losses	4,064	3,331	1,460
Other	—	—	(1,098)
Changes in assets and liabilities:
Receivables	3,377	(11,705)	(4,816)
Accounts payable and accrued liabilities	(22,734)	(1,127)	3,529
Operating right-of-use assets and operating lease liabilities, net	(24,183)	(23,989)	(7,493)
Accrued salary and benefits	(7,218)	13,408	(1,287)
Other	(4,004)	20,180	3,260
Net cash (used in) provided by operating activities	(14,744)	127,826	31,865
Cash flows from investing activities:
Investments in equity-method investments	(400)	—	—
Distributions from equity-method investments	75	88	—
Purchase of debt securities	(701)	—	—
Purchase of equity securities	(2,100)	(3,975)	—
Purchase of long-term investments	(1,074)	(365)	—
Purchase of subsidiaries	—	(500)	(722)
Cash acquired in purchase of subsidiaries	—	—	2,760
Capital expenditures	(8,537)	(4,106)	(6,126)
Net cash used in investing activities	(12,737)	(8,858)	(4,088)
Cash flows from financing activities:
Repayment of debt	(12,528)	(361)	(63)
Contributions from Former Parent	—	33,532	—
Distributions to Former Parent	—	(31,470)	—
Dividends on common stock	(16,250)	—	—
Contributions from non-controlling interest	375	1,625	—
Earn out payments	(1,600)	(130)	(80)
Net cash (used in) provided by financing activities	(30,003)	3,196	(143)
Net (decrease) increase in cash, cash equivalents and restricted cash	(57,484)	122,164	27,634
Cash, cash equivalents and restricted cash, beginning of year	228,866	106,702	79,068
Cash, cash equivalents and restricted cash, end of year	$171,382	$228,866	$106,702

The accompanying notes are an integral part of the combined consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology, or PropTech, companies. Douglas Elliman owns Douglas Elliman Realty, LLC, one of the largest residential brokerage companies in the New York metropolitan area and the sixth largest in the U.S. Douglas Elliman has approximately 120 offices with approximately 6,900 real estate agents in the New York metropolitan area as well as in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey, and Texas. In August 2021, Douglas Elliman increased its ownership in Douglas Elliman Texas from 1% to 50%. Prior to December 29, 2021, the Company was wholly owned by Vector Group Ltd. (“Vector Group” and collectively, with its consolidated subsidiaries, “Former Parent”).
In December 2021, the Vector Group board of directors approved the distribution of the operations of its real estate services and property technology business through a pro rata distribution of the Company’s stock to existing Vector Group stockholders. On December 29, 2021, Vector Group stockholders received one share of Douglas Elliman common stock for every two shares of Vector Group common stock held as of the close of business on December 20, 2021 (the “Distribution”).
The accompanying combined consolidated financial statements include the accounts and transactions of Douglas Elliman, as well as the entities in which Douglas Elliman directly or indirectly has a controlling financial interest. These entities include DER Holdings LLC and New Valley Ventures LLC (“New Valley Ventures”), directly and indirectly wholly-owned subsidiaries of Vector Group. DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc. New Valley Ventures consists of minority investments in innovative and cutting-edge Property Technology companies (“PropTech”). The accompanying combined consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.
Douglas Elliman’s combined consolidated financial statements include certain indirect general and administrative costs allocated to it by Former Parent for certain functions and services including, but not limited to, executive office, finance and other administrative support. These expenses have been allocated to Douglas Elliman on the basis of direct usage, when identifiable, or a quarterly management fee of $500, which was charged quarterly until March 31, 2020. The management fee was suspended in connection with the impact of the COVID-19 pandemic.
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
(b) Principles of Consolidation:
The combined consolidated financial statements presented herein have been prepared on a standalone basis and, prior to December 29, 2021, are derived from the combined consolidated financial statements and accounting records of Vector Group. The combined consolidated financial statements include the assets, liabilities, revenues, expenses and cash flows of DER Holdings LLC and New Valley Ventures as well as all other entities in which Douglas Elliman has a controlling financial interest. All intercompany balances and transactions have been eliminated in the combined consolidated financial statements.
When evaluating an entity for consolidation, Douglas Elliman first determines whether an entity is within the scope of the guidance for consolidation of variable interest entities (“VIE”) and if it is deemed to be a VIE. If the entity is considered to be a VIE, Douglas Elliman determines whether it would be considered the entity’s primary beneficiary. Douglas Elliman consolidates those VIEs for which it has determined that it is the primary beneficiary. If Douglas Elliman determines it does not have a controlling financial interest in an entity that is a VIE, it does not consolidate the entity. For entities where Douglas Elliman does not have a controlling financial interest, the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(c) Former Parent’s Net Investment:
The Former Parent’s net investment in the combined consolidated statement of stockholders’ equity represents Vector Group’s historical net investment in Douglas Elliman resulting from various transactions with and allocations from the Former Parent. Balances due to and due from the Former Parent and accumulated earnings attributable to Douglas Elliman operations have been presented as components of Former Parent’s net investment.
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
(e) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, and money market accounts. Cash equivalents include short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2022 are uninsured.
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
The components of “Cash, cash equivalents and restricted cash” in the combined consolidated statements of cash flows were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$163,859	$211,623	$94,421
Restricted cash and cash equivalents included in current assets	4,985	15,336	10,374
Restricted cash and cash equivalents included in other assets	2,538	1,907	1,907
Total cash, cash equivalents, and restricted cash shown in the combined consolidated statements of cash flows	$171,382	$228,866	$106,702
(g) Investment Securities:
The Company classifies investments in debt securities as trading. Investments classified as trading are recorded at fair value, with changes in fair value recognized in net income. Gains and losses are recognized when realized in the Company’s combined consolidated statements of operations. The cost of securities sold is determined based on average cost.
(h) Significant Concentrations of Credit Risk:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with, what management believes are, high credit quality financial institutions.
(i) Receivables:
Receivables consist of commissions earned on sales transactions which closed prior to the Company’s year-end but for which the related commissions have not yet been received. The Company provides an allowance for potential losses on uncollectible receivables based principally on the specific identification method. There are no allowances for bad debt for commission receivables as of December 31, 2022 and December 31, 2021. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(j) Property and equipment, net:
Property and equipment, net are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are 3 to 10 years for furniture and equipment.
The cost and related accumulated depreciation of property and equipment, net are removed from the accounts upon retirement or other disposition and any resulting gain or loss is reflected in operations.
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
(l) Goodwill and Other Intangible Assets:
Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, as of October 1, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. The Company follows ASC 350, Intangibles – Goodwill and Other, and subsequent updates including ASU 2011-08, Testing Goodwill for Impairment and ASU 2017-14, Simplifying the Test for Goodwill Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value or chooses to bypass the optional qualitative assessment, the Company then assesses recoverability by comparing the fair value of the reporting unit to its carrying amount; otherwise, no further impairment test would be required. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. As discussed in Note 9 to the Company’s combined consolidated financial statements, during the first quarter of 2020, the Company performed quantitative assessments of its goodwill and its trademark intangible asset in conjunction with its quarterly review for indicators of impairment. The quantitative assessments resulted in impairment charges to goodwill of

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$46,252 and to the trademark intangible asset of $12,000. The Company performed a qualitative assessment for the year ended December 31, 2022, which did not result in additional impairment charges related to its goodwill or trademark.
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
ROU assets represent the Company’s right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company’s obligation to make lease payments as determined by the lease agreement. Lease liabilities are recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is generally the Company’s estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. Discount rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. ROU assets are recorded and recognized at commencement for the lease liability amount, initial direct costs incurred and are reduced for lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components; the Company has elected the accounting policy to combine lease and non-lease components for all underlying asset classes.
(o) Stock Awards:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value at grant date. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of restricted stock awarded under the 2021 Management Incentive Plan (the “2021 Plan”) provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unvested portion of the restricted stock award. The Company recognizes payments of the dividend equivalent rights on these restricted stock awards on the Company’s combined consolidated balance sheets as reductions in additional

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
paid-in capital ($704 for the year ended December 31, 2022), which are included as “Distributions and dividends on common stock” in the Company’s combined consolidated statement of stockholders’ equity.
(p) Income Taxes:
The Company accounts for income taxes under the liability method and records deferred taxes for the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying the enacted tax rates relative to when the deferred item is expected to reverse. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all deferred tax assets will not be realized. A current tax provision is recorded for income taxes currently payable.
In 2021, the Company calculated its provision for income taxes for the two days subsequent to the Distribution based upon the taxable income attributable to its activity and the activity of its subsidiaries during this period. The Company’s principal subsidiaries, Douglas Elliman Realty, LLC and New Valley Ventures LLC, are limited liability companies. The members of a limited liability company are taxed on their proportionate share of the Company’s taxable income. Accordingly, prior to the Distribution, no provision or liability for Federal income taxes was included in the financial statements, except for Douglas Elliman of California, Inc. which is taxed as a corporation and has net operating loss carryforwards, which have been fully reserved for with a valuation allowance. The Company is, however, subject to New York City Unincorporated Business Tax (“UBT”) and accordingly has recorded a provision for UBT in its combined consolidated financial statements.
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
(q)  Contingencies:
The Company and its subsidiaries record provisions in its combined consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated.
(r)  Distributions and Dividends on Common Stock:
The Company records distributions on its common stock as dividends in its combined consolidated statement of stockholders’ equity to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in-capital to the extent paid-in-capital is available and then to retained earnings (accumulated deficit). The Company’s stock dividends are recorded as stock splits and given retroactive effect to earnings per share for all years presented.
(s)  Revenue Recognition:
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

See Note 2 — Revenue Recognition for additional information.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(t) Real estate agent commissions:
Real estate agent commissions consists of commissions paid to the Company’s agents, who are independent contractors, upon the closing of a real estate transaction and fees paid to external brokerages for client referrals, which are recognized and paid upon the closing of a real estate transaction.
(u) Sales and marketing expenses:
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
Real estate advertising costs, which are expensed as incurred and included within sales and marketing expenses, were $29,937, $26,091 and $18,875 for the years ended December 31, 2022 and 2021 and 2020, respectively.
(v) Operations and support expenses:
Operations and support expenses consists primarily of compensation and other personnel-related costs for employees supporting agents, third-party consulting and professional services costs (not included in general and administrative or technology), fair value adjustments to contingent consideration for the Company’s acquisitions and other related expenses.
(w) General and administrative expenses:
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
(x) Technology expenses:
Technology expenses consist primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses of PropTech and other related expenses associated with the implementation of our technology initiatives.
(y) Restructuring:
In response to COVID-19, the Company commenced a restructuring by realigning its administrative support function and office locations as well as adjusting its business model to serve its client more efficiently. This included a reduction of staff by approximately 25% at Douglas Elliman. For the years ended December 31, 2022 and 2021, there were no restructuring charges. As of December 31, 2020, there was no accrual for restructuring charges.
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

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee severance and benefits expensed for the year ended December 31, 2020 relate entirely to the reduction in staff.
The following table presents the activity under the restructuring plan for the year ended December 31, 2020:

	Employee Severance and Benefits	Other	Non-Cash Loss on Fixed Assets	Total
Accrual balance as of January 1, 2020	$—	$—	$—	$—
Restructuring charges	1,875	293	1,214	3,382
Utilized	(1,875)	(293)	(1,214)	(3,382)
Accrual balance as of December 31, 2020	$—	$—	$—	$—
(z)  Investments and Other Income:
Investment and other income consists of the following:

	Year Ended December 31,
	2022	2021	2020
Net gains recognized on PropTech convertible trading debt securities.	$2,184	$60	$—
Net gains recognized on long-term investments at fair value	655	205	—
Other income	1	264	843
Income related to Tax Disaffiliation indemnification	589	—	—
Investment and other income	$3,429	$529	$843
(aa) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income.
(ab) Acquisitions:
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
(ab) Subsequent Events:
The Company has evaluated subsequent events through March 16, 2023, the date the financial statements were issued.
(ac) New Accounting Pronouncements:
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

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Company’s revenue contracts with customers do not have multiple material performance obligations to customers under Topic 606, except for contracts in the Company’s development marketing business. Contracts in the development marketing business provide the Company with the exclusive right to sell units in a subject property for a commission fee per unit sold calculated as a percentage of the sales price of each unit. Accordingly, a performance obligation exists for each unit in the development marketing property under contract, and a portion of the total contract transaction price is allocated to and recognized at the time each unit is sold. The Company applies the optional exemption in paragraph 606-10-50-14A of Topic 606 and does not disclose the amount of the transaction price allocated to the remaining performance obligations for the Real Estate development marketing business because the transaction prices in these contracts are comprised entirely of variable consideration based on the ultimate selling price of each unit in the subject property. The total contract transaction price is allocated to each unit in the subject property and recognized when the performance obligation, i.e., the sale of each unit, is satisfied. Accordingly, the transaction price allocated to the remaining performance obligations for the development marketing business represents variable consideration allocated entirely to wholly unsatisfied performance obligations.
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

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property management revenue arrangements consist of providing operational and administrative services to manage a subject property. Fees for these services are typically billed and collected monthly. Property management service fees are recognized as revenue over time using the output method as the performance obligations under the customer arrangement are satisfied each month. The Company applies the optional exemption in paragraph 606-10-50-14 of Topic 606 and does not disclose the amount of the transaction price allocated to the remaining performance obligations for the Real Estate property management business because the contracts to provide property management services are typically annual contracts and provide cancellation rights to customers.
Title insurance commission fee revenue is earned when the sale of the title insurance policy is completed, which corresponds to the point in time when the underlying real estate sale is completed, which is when the performance obligation is satisfied. Escrow commission fee revenue is recorded at a point in time which occurs at the time a home sale transaction or refinancing closes.
Disaggregation of Revenue
In the following table, revenue is disaggregated by major services line and primary geographical market:

	Year Ended December 31, 2022
	Total	New York City	Northeast	Southeast	West
Revenues:
Commission and other brokerage income - existing home sales	$1,028,480	$359,417	$207,932	$263,468	$197,663
Commission and other brokerage income - development marketing	71,405	53,773	654	13,867	3,111
Property management revenue	36,022	35,421	601	—	—
Escrow and title fees	17,270	3,186	1,235	—	12,849
Total revenue	$1,153,177	$451,797	$210,422	$277,335	$213,623

	Year Ended December 31, 2021
	Total	New York City	Northeast	Southeast	West
Revenues:
Commission and other brokerage income - existing home sales	$1,210,469	$392,011	$249,195	$355,206	$214,057
Commission and other brokerage income - development marketing	81,947	48,167	—	32,292	1,488
Property management revenue	37,345	36,756	589	—	—
Escrow and title fees	23,377	5,200	1,755	—	16,422
Total revenue	$1,353,138	$482,134	$251,539	$387,498	$231,967

	Year Ended December 31, 2020
	Total	New York City	Northeast	Southeast	West
Revenues:
Commission and other brokerage income - existing home sales	$686,389	$186,229	$204,814	$160,404	$134,942
Commission and other brokerage income - development marketing	47,362	24,590	—	22,081	691
Property management revenue	35,115	34,209	906	—	—
Escrow and title fees	5,121	2,047	1,717	—	1,357
Total revenue	$773,987	$247,075	$207,437	$182,485	$136,990

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	December 31, 2022	December 31, 2021

Receivables, which are included in receivable	$3,063	$2,749
Contract assets, net, which are included in other current assets	4,453	2,187
Contract assets, net, which are in other assets	38,913	28,996
Payables, which are included in other current liabilities	2,291	2,070
Contract liabilities, which are in current liabilities	8,222	6,689
Contract liabilities, which are in other liabilities	54,706	39,557
Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve months. Receivables increased $314 for the year ended December 31, 2022 primarily due to revenue accrued as performance obligations are satisfied of $3,985 offset by cash collections. Correspondingly, payables increased by $221 primarily due to additional expense accruals as performance obligations are satisfied of $3,007 offset by cash payments.
Contract assets increased by $12,183 during the year ended December 31, 2022 due to $26,884 of payments made for direct fulfillment costs incurred in advance of the satisfaction of the performance obligations for Real Estate development marketing contracts, offset by costs recognized for units closed during the quarter.
Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the Real Estate development marketing contracts and are recognized as revenue at the points in time when the Company performs under the contracts. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span four to six years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings is dependent upon several external factors outside the Company’s control, including, but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of December 31, 2022, the Company estimates approximately $8,222 of contract liabilities will be recognized as revenue within the next twelve months.
Contract liabilities increased by $16,682 during the year ended December 31, 2022 due to $38,461 of advance payments received from customers prior to the satisfaction of performance obligations for Real Estate development marketing contracts, offset by revenue recognized for units sold during the year. The Company recognized revenue of $6,776 for the year ended December 31, 2022 that were included in the contract liabilities balances at December 31, 2021. The Company recognized revenue of $9,988 for the year ended December 31, 2021 that were included in the contract balances at December 31, 2020. The Company recognized revenue of $8,846 for the year ended December 31, 2020 that were included in the contract balances at January 1, 2020.
Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). There were no revenues recognized relating to performance obligations satisfied or partially satisfied in prior periods for the years ended December 31, 2022, 2021 and 2020, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the combined consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $10,916 and $8,607 at December 31, 2022 and December 31, 2021, respectively.
The following table summarizes changes in the allowance for credit losses for the year ended December 31, 2022:

	January 1, 2022	Current Period Provision		Write-offs	Recoveries	December 31, 2022
Allowance for credit losses:
Real estate broker agent receivables	$8,607	$4,064	(1)	$1,755	$—	10,916
_____________________________
(1)The current period provision for the real estate broker agent receivables is included in “General and administrative expenses” in the Company’s combined consolidated statements of operations.

The following table summarizes changes in the allowance for credit losses for the year ended December 31, 2021:

	January 1, 2021	Current Period Provision		Write-offs	Recoveries	December 31, 2021
Allowance for credit losses:
Real estate broker agent receivables	$7,038	$3,331	(1)	$1,762	$—	8,607
_____________________________
(1)The current period provision for the real estate broker agent receivables is included in “General and administrative expenses” in the Company’s combined consolidated statements of operations.

4.    EARNINGS (LOSS) PER SHARE
On December 29, 2021, the date of the Distribution, 77,720,626 shares of the Common Stock, par value $0.01 per share, were distributed to Vector Group stockholders of record as of December 20, 2021. This share amount is being utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Distribution as all shares were owned by Vector Group prior to the Distribution. For the 2020 calculation, these shares are treated as issued and outstanding at January 1, 2020 for purposes of calculating historical basic and diluted earnings per share.
The Company has restricted stock awards which will provide cash dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards would represent participating securities under authoritative guidance. The Company would recognize payments of the cash dividends on these awards as reductions in additional paid-in-capital on the Company’s combined consolidated balance sheets. The Company did not pay any dividends for the years ended December 31, 2021 and 2020, respectively.
As a result, in its calculation of basic and dilutive EPS for the years ended December 31, 2022, 2021 and 2020, respectively, the Company did not adjust its net (loss) income for the effect of these participating securities because the adjustment was negligible.

	For the year ended December 31,
	2022	2021	2020
Net (loss) income attributed to Douglas Elliman Inc.	$(5,622)	$98,838	$(46,372)
Income attributable to participating securities	(704)	(12)	—
Net (loss) income available to common stockholders attributed to Douglas Elliman Inc.	$(6,326)	$98,826	$(46,372)
Basic EPS is computed by dividing net (loss) income available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Basic and diluted EPS were calculated using the following common shares for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,
	2022	2021	2020
Weighted-average shares for basic and diluted EPS	77,728,081	77,720,626	77,720,626
There were 26,984 non-vested restricted shares that were outstanding during the year ended December 31, 2022, but were not included in the computation of diluted EPS because the impact of the shares was anti-dilutive to EPS.

5.    LEASES
The Company has operating leases for corporate and sales offices and equipment. The leases have remaining lease terms of less than one year to eleven years, some of which include options to extend for up to five years, and some of which include options to terminate the leases within one year. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the ROU asset and lease liability balances. The Company’s lease population includes purchase options on equipment leases that are included in the lease payments when reasonably certain to be exercised. The Company’s lease population does not include any residual value guarantees. The Company’s lease population does not contain any material restrictive covenants.
The Company has leases with variable payments, most commonly in the form of Common Area Maintenance (“CAM”) and tax charges which are based on actual costs incurred. These variable payments were excluded from the ROU asset and lease liability balances since they are not fixed or in-substance fixed payments. Variable payments are expensed as incurred.
The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$33,248	$32,694	$32,926
Short-term lease cost	1,064	794	912
Variable lease cost	4,144	3,623	3,552
Less: Sublease income	(579)	(458)	(325)
Total lease cost	$37,877	$36,653	$37,065
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$36,956	$38,416	$22,201

ROU assets obtained in exchange for lease obligations:
Operating leases	14,856	9,102	12,977
Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2022	2021

Weighted average remaining lease term in years:
Operating leases	7.03	7.65

Weighted average discount rate:
Operating leases	8.73%	9.12%

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2022, maturities of lease liabilities were as follows:

Operating Leases
Year Ending December 31:
2023	$34,607
2024	29,657
2025	24,936
2026	22,617
2027	19,792
Thereafter	64,121
Total lease payments	195,730
Less imputed interest	(52,894)
Total	$142,836
As of December 31, 2022, the Company had $217 undiscounted lease payments relating to leases that have not yet commenced.
The Company’s rental expense for the years ended December 31, 2022, 2021 and 2020 was $33,248, $32,692 and $32,937, respectively. Rent expense for the year ended December 31, 2022 consisted of $20,621 of amortization and $12,627 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2021 consisted of $18,667 of amortization and $14,025 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2020 consisted of $17,326 of amortization and impairment of ROU assets and $15,611 of lease expense for interest accretion on operating lease liabilities.

6.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	December 31, 2022	December 31, 2021
PropTech convertible trading debt securities	$2,957	$2,222
Long-term investment securities at fair value (1)	3,262	1,534
PropTech investments at cost	8,588	4,338
Total investments	14,807	8,094
PropTech current convertible trading debt securities (2)	1,875	—
Total long-term investments	$12,932	$8,094
_____________________________
(1)     These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2)    These amounts are included in “Other current assets” on the combined consolidated balance sheets.
Net gains recognized on long-term investment securities were as follows:

	Year Ended December 31,
	2022	2021	2020
Net gains recognized on PropTech convertible trading debt securities	$2,184	$60	$—
Net gains recognized on long-term investment securities at fair value	655	205	—
Net gains recognized on long-term investment securities	$2,839	$265	$—
(a) PropTech Convertible Trading Debt Securities:
During the year ended December 31, 2022, New Valley Ventures invested $701 into convertible notes of two PropTech ventures. The securities are classified as trading debt securities and are accounted for at fair value. The maturities of all convertible notes range from March 2023 to February 2025.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized and realized net gains recognized in net income on long-term investment securities at fair value during the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
	2022	2021	2020
Net gains recognized on long-term investment securities	$655	$205	$—
Less: Net gains recognized on long-term investment securities sold	—	—	—
Net unrealized gains recognized on long-term investment securities still held at the reporting date	$655	$205	$—
The Company has unfunded commitments of $1,085 related to long-term investment securities at fair value as of December 31, 2022. During the year ended December 31, 2022, New Valley Ventures invested $500 into one additional investment that is classified as a long-term investment security at fair value.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
During the year ended December 31, 2022, New Valley Ventures invested $1,500 into four additional PropTech ventures, which do not qualify for the NAV practical expedient. During the year ended December 31, 2022, one of the convertible trading debt securities was converted and it was classified as an equity security without a readily determinable fair value. The total carrying value of these investments was $8,588 and $4,338 as of December 31, 2022 and 2021, respectively. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the year ended December 31, 2022.

7.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31, 2022	December 31, 2021
Leasehold improvements	$52,986	$51,571
Furniture and equipment	40,531	32,985
	93,517	84,556
Less accumulated depreciation and amortization	(51,800)	(45,175)
	$41,717	$39,381
Depreciation and amortization expense related to property and equipment, net for the years ended December 31, 2022, 2021 and 2020 was $7,257, $8,144 and $8,373, respectively.

8.    EQUITY METHOD INVESTMENTS

Equity-method investments consisted of the following:

	December 31, 2022	December 31, 2021
Ancillary services ventures	$1,629	$2,521
At December 31, 2022, the Company’s ownership percentages in these investments ranged from 17.0% to 50.0%; therefore, the Company accounts for these investments under the equity method of accounting.

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

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements and was $1,629 as of December 31, 2022.

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets were as follows:

	December 31, 2022	December 31, 2021
Goodwill	$32,230	$32,571

Indefinite-life intangibles:
Trademark - Douglas Elliman	$68,000	$68,000
Intangibles with a finite life, net	5,666	6,421
Total other intangible assets, net	$73,666	$74,421
The carrying amounts of goodwill and intangibles with a finite life, net related to acquisitions made in 2022 were as follows:

	Goodwill	Intangibles with a finite life, net
Balance as of January 1, 2022	$32,571	$6,421
Purchase price adjustment (1)	(341)	—
Amortization	—	(755)
Balance as of December 31, 2022	$32,230	$5,666
_____________________________
(1)     Purchase price adjustment related to the Douglas Elliman Texas acquisition. Refer to Note 1, Summary of Significant Accounting Policies, for further information.
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

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Other intangible assets and contract liabilities assumed were as follows:

	Useful Lives in Years	December 31, 2022	December 31, 2021
Trademark - Douglas Elliman	Indefinite	$68,000	$68,000

Other intangibles	1 - 10	11,216	11,216
		11,216	11,216
Less: Accumulated amortization on amortizable intangibles		(5,550)	(4,795)
Other intangibles, net		$5,666	$6,421
The trademark intangible has been attributed to the acquisition of the Douglas Elliman brand name which the Company plans to continue using. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed its impairment test for the year ended December 31, 2022, which did not result in additional impairment charges related to the Company’s trademark. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value, additional impairment charges could result in future periods, and such impairment charges could be material.
As of December 31, 2022, other intangibles with finite lives included non-compete agreements recognized business combinations. Other intangibles in prior periods included backlog and listing inventory for Development sales.
For the years ended December 31, 2022, 2021, and 2020, respectively, amortization of other intangibles was $755, $416 and $164.

10.    NOTES PAYABLE AND OTHER OBLIGATIONS
Notes payable and other obligations consisted of the following:

	December 31, 2022	December 31, 2021
Notes payable	$—	$12,500
Other	—	203
Total notes payable and other obligations	—	12,703
Less:
Current maturities	—	(12,527)
Amount due after one year	$—	$176
Notes Payable:
The notes payable in the amount of $30,000 were issued by DER Holdings LLC on December 31, 2018, in connection with the acquisition of the 29.41% interest in Douglas Elliman. The remaining $12,500 of notes were repaid in full during 2022.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value of Notes Payable and Other Obligations:
The estimated fair value of the Company’s notes payable and long-term debt was as follows:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$—	$—	$12,500	$12,500
Other	—	—	203	203
Notes payable and other obligations	$—	$—	$12,703	$12,703

Notes payable and other obligations are recorded at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 17 if such liabilities were recorded on the combined consolidated balance sheets at fair value.
Considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

11.    EMPLOYEE BENEFIT PLANS
Profit Sharing and 401(k) Plans:
The Company maintains two 401(k) plans for substantially all of its U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $689, $598 and $370 for the years ended December 31, 2022, 2021 and 2020, respectively.

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
For the periods presented prior to the Distribution, the Company calculated its provision for income taxes by using a separate-return method and elected not to allocate tax expense to single-member limited liability companies or partnerships that did not incur income tax liability because they were not severally liable for the taxes of their owners. Prior to the Distribution, Douglas Elliman of California, Inc. and DER Holdings II LLC were the only two entities taxed as a corporation for U.S. Income Tax purposes while the remaining entities were pass through entities for federal income tax purposes. Therefore, no income tax expense was allocated to entities other than DER Holdings LLC, Douglas Elliman of California, Inc. and, for purposes of New York City UBT only, Douglas Elliman Realty, LLC.
The amounts provided for income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. Federal	$1,039	$(64)	$(20)
State and local	1,271	2,270	(14)
	2,310	2,206	(34)
Deferred:
U.S. Federal	1,421	(48)	56
State and local	2,772	(25)	22
	4,193	(73)	78
Total	$6,503	$2,133	$44

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities is as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Allowance for doubtful accounts	$212	$200
Basis differences on fixed and intangible assets	391	265
Various U.S. federal and state tax loss carryforwards	6,417	5,196
Operating lease liabilities	5,901	5,538
Other	—	77
	12,921	11,276
Less: Valuation allowance	(6,417)	(5,196)
Net deferred tax assets	$6,504	$6,080

Deferred tax liabilities:
Basis differences on prepaid assets	$(204)	$(197)
Revenue recognition	(40)	(167)
Basis differences on long-term investments	(954)	—
Basis differences on acquisition	(14,340)	(12,151)
Operating lease right-of-use assets	(5,320)	(4,977)
Other	(113)	—
	$(20,971)	$(17,492)

Net deferred tax liabilities	$(14,467)	$(11,412)

The Company’s subsidiary, Douglas Elliman of California, Inc., files a consolidated U.S. income tax return that includes its wholly-owned U.S. subsidiaries. Standalone subsidiaries had tax-effected federal and state net operating loss (“NOL”) carryforwards of $6,417 and $5,196 at December 31, 2022 and 2021, respectively, with $4,388 expiring through tax year 2040 and the remaining carried forward indefinitely. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company had valuation allowances of $6,417 and $5,196 at December 31, 2022 and 2021, respectively. The valuation allowances at December 31, 2022 and 2021 related to federal and state net operating loss carryforwards and the deferred tax assets of Douglas Elliman of California, Inc. prior to March 1, 2019, which are limited for use in the future to the extent of the taxable income of Douglas Elliman of California, Inc. under the “Separate Return Limitation Year” rules of Internal Revenue Code Section 381.
The combined consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by GAAP and income tax laws.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Income (loss) before provision for income taxes	$104	$100,785	$(46,328)
Federal income tax expense (benefit) at statutory rate	22	21,165	(9,729)
Less Federal income tax (expense) benefit attributable to pass through entities	—	(20,278)	7,915
State and local income taxes, net of federal income tax benefits	2,213	1,769	(418)
Impact of non-controlling interest	163	—	—
Non-deductible expenses	1,715	361	568
Excess tax benefits on stock-based compensation	812	—	—
Loss carryforwards from tax consolidation of subsidiary	(331)	1,145	—
Changes in valuation allowance, net of equity and tax audit adjustments	1,221	(2,035)	1,708
Other	688	6	—
Income tax expense	$6,503	$2,133	$44

The Company’s income tax expense is principally attributable to the Company’s federal, state and local income taxes based on the Company’s earnings.
The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. Liabilities for uncertain tax positions reflected as of December 31, 2022 and 2021 were not significant and it is not anticipated that they will materially change in the next 12 months. Douglas Elliman Realty, LLC is under an IRS audit for its 2018 tax return. Although the outcome of tax audits is always uncertain, Douglas Elliman Realty, LLC believes that its tax positions will generally be sustained under audit.

13.    STOCK COMPENSATION
On December 31, 2021, the Company granted equity compensation under its 2021 Plan. The 2021 Plan was adopted on December 22, 2021 and approved by the Company’s stockholder on December 24, 2021. The 2021 Plan provides for the Company to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted shares, restricted stock units, performance share awards, other stock-based awards and cash-based awards. Shares available for issuance under the 2021 Plan are 6,839,604 shares as of December 31, 2022. The Company may satisfy its obligations under any award granted under the 2021 Plan by issuing new shares.
On December 31, 2021, the Company granted 3,490,000 restricted shares of the Company’s common stock (“the 2021 grants”) pursuant to the 2021 Plan to its executive officers, directors and certain employees. The shares vest over a period of four years and the Company will recognize $40,135 of expense over the vesting period of the 2021 grants. The Company recognized expense of $11,042 for the year ended December 31, 2022.
In 2022, the Company granted 65,000 restricted shares, net of forfeitures, of the Company’s common stock (“the 2022 grants”) pursuant to the 2021 Plan. The shares vest over a period of four years and the Company will recognize $487 of expense over the vesting period. The Company recognized expense of $96 for the year ended December 31, 2022.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of employee restricted stock award transactions is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	—	$—
Granted	3,490,000	$11.50
Nonvested at December 31, 2021	3,490,000	$11.50
Granted	90,000	$8.25
Vested	(953,750)	$11.49
Forfeited	(25,000)	$10.21
Nonvested at December 31, 2022	2,601,250	$11.40
As of December 31, 2022, there was $29,484 of total unrecognized compensation costs related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.93 years.

14.     CONTINGENCIES
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

15.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2022	2021	2020
Cash paid during the period for:
Interest	$177	$24	$1
Income taxes, net	11,083	681	—
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	1,070	2	243
Transfers from Former Parent, net	—	15,444	5,679

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    RELATED PARTY TRANSACTIONS
On December 29, 2021, Vector Group completed the Distribution and the Company and Vector Group entered into a distribution agreement (the “Distribution Agreement”) and several ancillary agreements for the purpose of accomplishing the Distribution. The Distribution Agreement includes an agreement that the Company and Vector Group will provide each other with appropriate indemnities with respect to liabilities arising out of the business retained by Vector Group and the business transferred to Douglas Elliman by Vector Group. These agreements also govern the Company’s relationship with Vector Group subsequent to the Distribution and provide for the allocation of employee benefit, tax and some other liabilities and obligations attributable to periods prior to, at and after the Distribution. These agreements also include arrangements with respect to transition services (the “Transition Services Agreement”). The Company and Vector Group entered into a Transition Services Agreement with respect to transition services and a number of ongoing commercial relationships. Under the agreement, the Company paid Vector Group $4,200 in 2022. The Company and Vector Group also entered into Aircraft Lease Agreements for the right to lease on a flight-by-flight basis certain aircraft owned by Vector. Under the agreements, the Company paid Vector Group $2,418 in 2022. Vector Group has agreed to indemnify the Company for certain tax matters under the Tax Disaffiliation Agreement. The Company received $589 and recorded the amount in Investment and other income in its combined consolidated statements of operations for the year ended December 31, 2022 related to the tax indemnifications.
Following the Distribution, there is an overlap between certain officers of the Company and Vector Group. The President and Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and Treasurer, and the General Counsel and Secretary of Douglas Elliman serve in the same role at Vector Group. Furthermore, three of the members of Douglas Elliman’s Board of Directors also serve as directors of Vector Group.
The Company has been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. The Company had gross commissions of approximately $1,709, $8,956 and $10,783 from these projects for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company and a director each owned a 50% interest in an entity the assets and business of which were sold in 2019. The Company received $654 in May 2022 as a final distribution of an earn-out payment based on the performance of the entity in 2020 and 2021. The Company recorded equity in earnings from this equity-method investment of $654, $75 and $30 for the years ended December 31, 2022, 2021 and 2020, respectively.
A son of the Company’s President and Chief Executive Officer is an associate broker with the Company and he received commissions and other payments of $1,490, $925 and $870, respectively, in accordance with brokerage activities in 2022, 2021 and 2020, respectively.
The spouse of the President and Chief Executive Officer of Douglas Elliman Realty, LLC is a real estate agent whose license is held at a subsidiary of the Company, and who received commissions and other payments of $230, $420 and $40 in accordance with brokerage activities in 2022, 2021 and 2020, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of December 31, 2022
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$153,941	$153,941	$—	$—
Certificates of deposit (2)	569	—	569	—
PropTech convertible trading debt securities	1,875	—	—	1,875
Long-term investments
PropTech convertible trading debt securities	1,082	—	—	1,082
Long-term investment securities at fair value (3)	3,262	—	—	—
Total long-term investments	4,344	—	—	1,082
Total assets	$160,729	$153,941	$569	$2,957
_____________________________
(1)Amounts included in Cash and cash equivalents on the combined consolidated balance sheets, except for $4,985 that is included in current restricted cash and cash equivalents and $2,538 that is included in non-current restricted assets.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2022:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at
	December 31, 2022	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$2,957	Discounted cash flow	Interest rate	4% - 8%
			Maturity	Mar 2023 - Feb 2025
			Volatility	60.7% - 103.3%
			Discount rate	29.39% - 186.15%
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2022 and 2021, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    SEGMENT INFORMATION

The Company’s business segments were Real Estate Brokerage and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Real Estate Brokerage	Corporate and Other	Total
2022
Revenues	$1,153,177	$—	$1,153,177
Operating income (loss)	21,993	(26,534)	(4,541)
Identifiable assets	512,524	37,878	550,402
Depreciation and amortization	8,012	—	8,012
Capital expenditures	8,537	—	8,537

2021
Revenues	$1,353,138	$—	$1,353,138
Operating income	102,098	—	102,098
Identifiable assets	548,217	46,952	595,169
Depreciation and amortization	8,561	—	8,561
Capital expenditures	4,106	—	4,106

2020
Revenues	$773,987	$—	$773,987
Operating loss (1)	(49,285)	—	(49,285)
Identifiable assets	453,745	237	453,982
Depreciation and amortization	8,537	—	8,537
Capital expenditures	6,126	—	6,126
_____________________________
(1)Operating loss includes $58,252 of charges related to impairments of goodwill and intangible assets, $3,382 of restructuring charges and $1,169 of loss on sale of assets.

DOUGLAS ELLIMAN INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2022
Allowances for:
Deferred tax valuation allowance	$5,196	$1,221	$—	$6,417
Total	$5,196	$1,221	$—	$6,417
Year Ended December 31, 2021
Allowances for:
Deferred tax valuation allowance	$7,231	$—	$2,035	$5,196
Total	$7,231	$—	$2,035	$5,196
Year Ended December 31, 2020
Allowances for:
Doubtful accounts	$245	$—	$245	$—
Deferred tax valuation allowance	5,590	1,641	—	7,231
Total	$5,835	$1,641	$245	$7,231