Form 10-K/A
period 2022-12-31
Douglas Elliman Inc.
filed 2023-05-01
CIK 1878897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K/A
(Amendment No. 1)
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

At April 27, 2023, Douglas Elliman Inc. had 84,416,022 shares of common stock outstanding.
Auditor Firm PCAOB ID: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: Miami, Florida
DOCUMENTS INCORPORATED BY REFERENCE:
Item 10 of Part III of this Form 10-K/A incorporates by reference to the registrant’s Form 10-K for the fiscal year ended December 31, 2022.

EXPLANATORY NOTE

Douglas Elliman Inc. (the “Company” or “Douglas Elliman”) is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the SEC on March 16, 2023 (the “Original Annual Report”), to provide the information required by Part III of Form 10-K. This information was previously omitted from the Original Annual Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in Form 10-K by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after the end of the fiscal year.
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

Douglas Elliman Inc.
FORM 10-K

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding each of the executive officers of the Company, including name, age, positions and offices held with the Company, and term of office as an officer of the Company, is provided in Item 5 of the Original Annual Report and incorporated by reference herein.
Directors
The following table sets forth certain information with respect to each of the Board members. Each director is a citizen of the United States.

Name	Age	Principal Occupation
Howard M. Lorber	74	Chairman of the Board, President and Chief Executive Officer
Richard J. Lampen	69	Executive Vice President and Chief Operating Officer
Ronald J. Kramer	64	Chief Executive Officer, Griffon Corporation
Michael S. Liebowitz	54	Founder and Managing Principal of M2A Family Office
Lynn Mestel	69	Founder and Non-executive chairman of the Board for HCMC Legal, Mestel & Company and Hire Counsel
Wilson L. White	42	Vice President of Government Affairs and Public Policy, Google
Mark D. Zeitchick	58	Private Investor
The Company's Bylaws provide, among other things, that the Board, from time to time, shall determine the number of directors of the Company. The size of the Board is presently set at seven and our amended and restated certificate of incorporation divides our Board into three classes with staggered three year terms, whose terms expire at the 2023, 2024 and 2025 annual meetings. The current classes of our directors are as follows:

•Class I directors, whose initial term will expire at the annual meeting of stockholders to be held in 2025, consist of Messrs. Lampen and White;
•Class II directors, whose initial term will expire at the annual meeting of stockholders to be held in 2023, consist of Messrs. Liebowitz and Zeitchick; and
•Class III directors, whose initial term will expire at the annual meeting of stockholders to be held in 2024, consist of Ms. Mestel and Messrs. Lorber and Kramer.
Two of the Company’s directors, Messrs. Liebowitz and Zeitchick, are to be elected at the 2023 annual meeting to serve until the 2026 annual meeting of stockholders and until their respective successors are duly elected and qualified or until their earlier resignation or removal. All the directors listed above were initially elected in connection with the distribution of the Company from Vector Group by the board of directors of Vector Group upon recommendation of the corporate responsibility and nominating committee of Vector Group, and Messrs. Lampen and White were nominated by the Board upon recommendation of the corporate responsibility and nominating committee and were reelected at the Company's 2022 annual meeting. Mr. Lorber, the Chairman, President and CEO, Mr. Lampen, the Executive Vice President and COO, and Mr. White are members of Vector Group’s board of directors. Messrs. Lorber and Lampen identified Ms. Mestel based on a recommendation by outside counsel; and Mr. Lorber identified Messrs. Kramer, Liebowitz and Zeitchick as candidates and presented Ms. Mestel and Messrs. Kramer, Liebowitz and Zeitchick to the corporate responsibility and nominating committee of Vector Group as highly qualified candidates.

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
Richard J. Lampen has served as a director of the Company since December 2021 and serves as our Executive Vice President and Chief Operating Officer. He also serves a member of the Board of Managers of our subsidiary, Douglas Elliman Realty, LLC. Mr. Lampen has served as Executive Vice President of Vector Group (NYSE: VGR) since 1995 and was appointed Chief Operating Officer and was elected to the Board of Directors of Vector Group in 2021. From September 2006 to February 2020, he served as President and CEO as well as a director of Ladenburg Thalmann Financial Services ("LTS") prior to its acquisition by Advisor Group, a portfolio company of Reverence Capital Partners. Mr. Lampen also served as Chairman of LTS from September 2018 to February 2020. From October 2008 to October 2019, Mr. Lampen served as President and CEO as well as a director of Castle Brands Inc., prior to its acquisition by Pernod Ricard Mr. Lampen's pertinent experience, qualifications, attributes and skills include the knowledge and managerial experience in the real estate services industry he has attained through his service to Vector Group since 1995 as well as his service as CEO of LTS and Castle Brands Inc. and as a director of other publicly traded corporations.
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
Michael S. Liebowitz has served as a member of the Company’s Board since December 2021 Mr. Liebowitz is the Founder and Managing Principal of M2A Family Office, a private firm he established in 2018 to manage his business and philanthropic activities to make a positive impact in the lives of future generations. He is an entrepreneur, private investor and seasoned business executive with extensive experience founding, acquiring and monetizing businesses in the insurance and financial industries. In the past 25 years, Mr. Liebowitz has founded or acquired many companies, including (i) in 1995, Harbor Group Consulting LLC, an insurance and risk management consulting firm where he served as President and Chief Executive Officer from 1995, until its acquisition by Alliant Insurance Services, Inc. (“Alliant”) in 2018, (ii) in 1999, as a founding principal, National Financial Partners Corp. (NYSE: NFP), which was taken public in 2003 and was acquired by a controlled affiliate of Madison Dearborn Partners, LLC in 2013, and is now one of the largest insurance brokers in the world, (iii) in 2006, Innova Risk Management (“Innova”), a boutique real estate insurance firm and leading provider of property and casualty insurance in the co-op and condominium markets in the New York area, which he acquired in a joint venture with Douglas Elliman Real Estate, LLC until its sale in 2019, (iv) in 2017, High Street Valuations, a firm that specializes in providing insurable value calculations for banks, capital market lenders, owners, and property management companies, and (v) in October 2020, New Beginnings Acquisition Corp. (“NBA”), a special purpose acquisition company until its merger with Airspan Networks Holdings Inc. (NYSE American: MIMO) (“Airspan”) in August 2021. He currently serves as President and Chief Executive of the Harbor Group Division of Alliant (and Managing Director and Executive Vice President of Alliant) and High Street Valuations; and, is the principal shareholder of Open Acq LLC, a firm that provides consultancy and actuarial services to qualified pension plans. He also served as President and Chief Executive Officer of Harbor and Innova until 2018 and 2019, respectively, when they were acquired by Alliant as well as NBA from October 2020 to August 2021, until its merger with Airspan. He has served on the board of Airspan (NYSE American: MIMO) since August 2021, on the board of Nocopi Technologies Inc. (OTC Pink: NNUP) since October 2022, and on the board of Ladenburg Thalmann Financial Services Inc. from January 2019 to February 2020. He also served on the board of The Hilb Group, a leading middle market insurance agency headquartered in Richmond, Virginia, from 2011 to 2013. Mr. Liebowitz has also acted as an advisor to many of the largest financial services companies around the globe on their complex insurance matters within their investment banking/M&A groups. He was special consultant to GMAC for the World Trade Center financing prior to and after 9/11 and its claims and litigation process and strategy and advised the U.S. Federal Reserve and Goldman Sachs in the depths of the financial crisis in the newly created TALF lending program. Mr. Liebowitz graduated from CW Post College-LI University with a B.S. in Finance. Mr. Liebowitz’s pertinent experience, qualifications, attributes and skills include his strong background as an investor and executive officer of numerous businesses in varied industries.
Lynn Mestel has served as a member of the Company’s Board since December 2021. Ms. Mestel is recognized as an entrepreneur and visionary in the legal recruiting and staffing industry, where she founded two companies and served as their Chief Executive Officer for more than two decades. In 1987, she founded Mestel & Company, a consultancy firm placing attorneys in all disciplines as well as advising on law firm mergers and acquisitions and, in 1993, she founded Hire Counsel, which provided temporary legal staffing and e-discovery managed review to a nationwide clientele of law firms, corporations and government agencies. In 2011, Ms. Mestel combined both companies (HCMC Legal, Inc.), brought in private equity investors, Long Point Capital and created a 100% ESOP (Employee Stock Ownership Plan) providing equity participation and profit sharing to both full time and temporary employees. She remained as Chief Executive Officer of both Mestel & Company and Hire Counsel until 2017 and served until 2023 as Non-Executive Chair of the Board of both companies focusing on strategic direction, mergers and acquisitions and long-term growth. Prior to founding Mestel & Company and Hire Counsel, Ms. Mestel was an advertising executive with each of DDB Worldwide Communications Group Ltd. and Saatchi & Saatchi, both of which are internationally respected advertising firms. She earned a Bachelor of Arts from the Virginia Polytechnic Institute and State University, where she was elected Phi Beta Kappa, and a Juris Doctorate from the Benjamin N. Cardozo School of Law. She also attended The Julliard School. Ms. Mestel’s pertinent experience, qualifications, attributes and skills include her background as an entrepreneur and senior executive.

Wilson L. White has served as a director of the Company since December 2021. Mr. White currently serves as Vice President of Government Affairs and Public Policy at Google, a subsidiary of Alphabet Inc. (NASDAQ: GOOG, GOOGL), where he is the global policy lead for Google’s Android, Hardware and Advanced Research business units. In addition to his employment at Google, Mr. White is engaged in numerous philanthropic and community activities. He served, until 2022, as Board Chair of the Black Bank Fund, which aims to raise and invest $250 million into Black banks throughout the United States by 2025. Mr. White also serves on the Boards of Vector Group (NYSE: VGR), the University of North Carolina School of Law Foundation and the South Carolina Governor’s School for Science & Mathematics Foundation. Mr. White earned a Bachelor of Science in Computer Engineering from North Carolina State University, where he was a Park Scholar, and received his Juris Doctor, with honors, from the University of North Carolina at Chapel Hill. Prior to being named to his current position in 2013, he served as Patent Litigation Counsel at Google from 2011 to 2013 and was a Senior Associate at Kilpatrick Townsend & Stockton LLP from 2007 to 2011. He also served as a judicial law clerk to the Honorable Alexander Williams, Jr. of the U.S. District Court of Maryland from 2006 to 2007. Mr. White has achieved the designation of NACD Directorship Certification, which is the premier director designation available in the United States and has also earned his NACD CERT in Cybersecurity Oversight. In addition to Mr. White's NACD Directorship Certification and NACD CERT in Cybersecurity Oversight, his pertinent experience, qualifications, attributes and skills include a strong background in computer engineering and the technology and legal sectors.
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

Board of Directors and Committees
The Board held five meetings in 2022 and currently has seven directors. Each director attended at least 75% of the meetings of the Board and of each committee on which that director served as a member during 2022. To ensure free and open discussion and communication among the independent directors of the Board, the independent directors meet in executive sessions periodically, with no members of management present. The chair of the corporate responsibility and nominating committee presides at the executive sessions. The Board met in two executive sessions in 2022 and Mr. White, as chair of the corporate responsibility and nominating committee, presided over such sessions.
The Company’s Corporate Governance Guidelines provide that the Board shall be free to choose its chair in any way it deems best for the Company at any time. The Board believes that it is desirable to have the flexibility to decide whether the roles of Chairman of the Board and Chief Executive Officer should be combined or separate in light of the Company’s circumstances from time to time. Mr. Lorber presently holds the roles of CEO and Chairman of the Board due to his expertise and tenure in the real estate services business. As Chairman and CEO, Mr. Lorber sets the strategic direction of the Company and the day-to-day leadership and performance of the Company, provides guidance to other executives, reviews the agenda for and presides over meetings of the Board of Directors. The Company currently does not have a lead independent director.

The Board oversees the risks that could affect the Company through its committees and reports from officers responsible for particular risks within the Company.

The Board has three committees established in accordance with the Company’s Bylaws: an audit committee, a compensation and human capital committee and a corporate responsibility and nominating committee. The Board has determined that the Company’s non-employee directors (Ronald J. Kramer, Michael S. Liebowitz, Lynn Mestel, Wilson L. White and Mark D. Zeitchick) have no material relationship with the Company and meet the New York Stock Exchange listing standards for independence. Each of the members of the audit committee, compensation and human capital committee and corporate responsibility and nominating committee meets the New York Stock Exchange listing standards for independence.

The audit committee, whose members are presently Messrs. Liebowitz, as chair, and White and Ms. Mestel, met five times in 2022. The committee is governed by a written charter which requires that it discuss policies and guidelines to govern the process by which risk assessment and risk management are handled and that it meet periodically with management to review and assess the Company’s major financial risk exposures and the manner in which such risks are being monitored and controlled. Accordingly, in addition to its other duties, the audit committee periodically reviews the Company’s risk assessment and management, including in the areas of legal compliance, cybersecurity, internal auditing and financial controls. In this role, the audit committee considers the nature of the material risks the Company faces, and the adequacy of the Company’s policies and procedures designed to respond to and mitigate these risks and receives reports from management and other advisors. Although the Board’s primary risk oversight has been assigned to the audit committee, the full Board also receives regular reports from members of senior management on areas of material risk to the Company, including operational, financial, competitive and legal risks. In addition to an ongoing compliance program, the Board encourages management to promote a corporate culture that understands risk management and incorporates it into the overall corporate strategy and day-to-day business operations. The Board and its audit committee regularly discuss with management the Company’s major risk exposures, their potential financial impact on the Company, and the steps (both short-term and long-term) the Company takes to manage them. The audit committee is also responsible for overseeing the Company's quantitative disclosures relating to its policies, procedures and programs designed to promote and monitor environmental sustainability, to the extent applicable. The audit committee oversees the Company’s financial statements, system of internal controls, and auditing, accounting and financial reporting processes and risks related thereto; the audit committee appoints, compensates, evaluates and, where appropriate, replaces the Company’s independent accountants; reviews annually the audit committee charter; and reviews and pre-approves audit and permissible non-audit services. Each of the members of the audit committee is financially literate as required of audit committee members by the New York Stock Exchange and independent as defined by the rules of the New York Stock Exchange and the SEC. The Board has determined that Mr. Liebowitz is an “audit committee financial expert” as defined by the rules of the SEC. Mr. White holds a certification as an NACD CERT in Cybersecurity Oversight and the Board has determined that he is a cybersecurity expert.

The compensation and human capital committee, whose members are presently Messrs. Kramer, as chair, Liebowitz and Zeitchick met twice in 2022. The committee is governed by a written charter. The compensation and human capital committee is responsible for risks relating to employment policies and the Company’s compensation and benefits systems. To aid the compensation and human capital committee with its responsibilities, the compensation and human capital committee retains an independent consultant, as necessary, to understand the implications of compensation decisions being made. Commencing in December 2021, the compensation and human capital committee engaged Pearl Meyer & Partners LLC ("Pearl Meyer") to provide consulting services with respect to the Company's compensation program in the 2021 and subsequent compensation years. Additionally, in 2022, the compensation and human capital committee directed Pearl Meyer to benchmark the

Company’s compensation practices and structures against competitors. The compensation and human capital committee has assessed the independence of Pearl Meyer pursuant to SEC and New York Stock Exchange rules and concluded that work performed by Pearl Meyer for the compensation and human capital committee does not raise any conflict of interest. The compensation and human capital committee reviews, approves and administers management compensation and executive compensation plans and is responsible for management development and succession planning, overseeing human capital management initiatives (including diversity and inclusion), overseeing the Executive Compensation Clawback Policy and overseeing stockholder communications and engagement efforts with stockholders on executive compensation. The compensation and human capital committee also administers the Company’s 2021 Management Incentive Plan (the “2021 Plan”) and Employee Stock Purchase Plan (the “ESPP”). See “Compensation Discussion and Analysis” for more information. In December 2021, the compensation and human capital committee formed a stock grant subcommittee, which presently consists of Messrs. Kramer and Zeitchick. The stock grant subcommittee administers the grant of equity awards to executive officers.

The corporate responsibility and nominating committee, whose members are presently Messrs. White, as chair, Kramer, and Zeitchick and Ms. Mestel met once in 2022. The committee is governed by a written charter. This committee is responsible for the oversight of risks relating to Board succession planning. The committee assists the Board in identifying individuals qualified to become directors and recommends to the Board the nominees for election as directors at the next annual meeting of stockholders, develops and recommends to the Board the corporate governance guidelines and code of business conduct and ethics applicable to the Company, and oversees the evaluation of the Board and management. The committee is also responsible for overseeing protection of the Company’s corporate reputation, including with respect to issues involving social and community engagement and sustainability relating to the environment. In recommending candidates for the Board, the committee takes into consideration applicable to independence criteria and the following criteria established by the Board in the Company’s corporate governance guidelines:

•personal qualities and characteristics, accomplishments and reputation in the business community;
•current knowledge and contacts in the communities in which the Company does business and in the Company’s industry or other industries relevant to the Company’s business;
•ability and willingness to commit adequate time to Board and committee matters;
•the fit of the individual’s skills and personality with those of other directors and potential directors in building a Board that is effective, collegial and responsive to the needs of the Company; and
•diversity of viewpoints, background, experience and other demographics.

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
Corporate Governance Resources
The Company has adopted a policy statement, entitled “Code of Business Conduct and Ethics” that applies to all of the Company’s directors, officers and employees. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, the Company intends to post such information on its web site, which is investors.elliman.com. The Company’s Corporate Governance Guidelines, Codes of Business Conduct and Ethics, Equity Retention, Hedging and Pledging Policy, Stock Ownership Guidelines, Executive Compensation Clawback Policy and current copies of the charters of the Company’s audit committee, compensation and human capital committee, and corporate responsibility and nominating committee are all available in the investor relations section of the Company’s website (https://investors.elliman.com/governance/governance-documents/default.aspx) and are also available in print to any stockholder who requests them.

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
To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no Forms 5 were required, during and with respect to the fiscal year ended December 31, 2022, all reporting persons timely complied with all filing requirements applicable to them with respect to the Company’s equity securities.

ITEM 11.EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Compensation Overview and Highlights
This Compensation Discussion & Analysis (“CD&A”) explains our executive compensation program for our principal executive officer, principal financial officer and three next highest compensated executive officers, based on compensation for the year ended December 31, 2022 (collectively, the “NEOs”). This CD&A also describes the compensation and human capital committee’s process for making pay decisions, as well as its rationale for specific decisions related to the fiscal year ended December 31, 2022. Douglas Elliman Inc. separated from Vector Group on December 29, 2021.

Name	Position
Howard M. Lorber	Chairman, President and Chief Executive Officer
Richard J. Lampen	Executive Vice President and Chief Operating Officer
J. Bryant Kirkland III	Senior Vice President, Chief Financial Officer and Treasurer
Scott J. Durkin	President and Chief Operating Officer of Douglas Elliman Realty, LLC
J. David Ballard	Senior Vice President, Enterprise Efficiency and Chief Technology Officer

In this CD&A, we disclose the compensation of our NEOs. Douglas Elliman’s management has long believed its team of professionals sets it apart from other residential real estate brokerage firms and was honored in 2021 when Douglas Elliman was recognized as one of America’s Best Employers by Forbes magazine. With the goal to maximize the value of Douglas Elliman’s investment in people, in connection with the distribution, our Board created its compensation and human capital committee. Our compensation and human capital committee reviews all aspects of our executive compensation program and is actively engaged in structuring appropriate executive compensation arrangements for Douglas Elliman executives (including our NEOs) going forward. The compensation and human capital committee reviews and refines Douglas Elliman’s pay practices and programs to best align with its needs as a standalone public company operating in the residential real estate brokerage and services industry as well as the processes it employs to incentivize, motivate and retain key employees to maximize long-term stakeholder value.
Executive Compensation Philosophy and Objectives
The compensation and human capital committee’s overall compensation philosophy is to align pay outcomes with Company performance and the creation of sustainable stockholder value. To align executives’ interests with those of long-term stockholders, the compensation and human capital committee designs incentives that reward outstanding performance and motivate future performance against preset goals while balancing the need to provide executives with competitive compensation and benefits. More specifically, the compensation and human capital committee’s primary objectives for our executive compensation program are to:

•Ensure alignment of pay and performance against preset annual and long-term goals;
•Provide annual- and long-term incentives that pay out in alignment with stockholder value creation;
•Provide competitive levels of compensation; and
•Attract talented executives and retain them for the benefit of the Company and its subsidiaries.

The Company strives to achieve these objectives through a compensation structure that focuses a substantial portion of the executives’ overall compensation on “at-risk” pay, with compensation earned only if pre-established performance goals are achieved.
Elements of Pay: Total Direct Compensation
Our compensation philosophy is supported by the following principal elements of pay:

Pay Element	How It Is Paid	Purpose
Base Salary	Cash (Fixed)	Provide a competitive base salary rate relative to similar positions in the market and enable the Company to attract and retain critical executive talent.
Annual Incentives	Cash (At Risk)	Reward executive officers for delivering on annual financial and strategic objectives that contribute to the creation of stockholder value.
Long-Term Incentives	Equity (At Risk)	Provide incentives for executive officers to execute on longer-term financial goals that drive the creation of stockholder value and support the Company’s retention strategy.

The Company strives to achieve these objectives through a compensation structure that will ensure a substantial portion of the executives’ overall compensation remains at risk, with compensation earned only if pre-established performance goals are achieved.
Pay Mix
The charts below show the target annual total direct compensation of our Chief Executive Officer (“CEO”) and our other NEOs for fiscal 2022. These charts illustrate the percentage of executive compensation that is variable, or at-risk in 2022 and 2023 (estimated). As illustrated below, the compensation and human capital committee expects the 2023 pay mix to reflect a significant increase in at-risk compensation pay elements because it will return to a more normal cadence of granting annual equity incentive awards. In particular, the proportion of at-risk compensation will increase in 2023 because the Company did not award any long-term equity incentive awards to NEOs in 2022 after granting initial restricted stock awards in connection with the distribution on December 31, 2021, which was the last day of the Company’s 2021 fiscal year.

How We Implement Our Executive Compensation Philosophy

Alignment of Interests. The actions taken by the compensation and human capital committee demonstrate an emphasis on performance-based incentives – both in the form of cash and equity incentives – to ensure a steady increase in the at-risk compensation percentage. Our robust stock ownership guidelines, our holding requirements, and our policy to prohibit hedging of Company Common Stock further aligns the interests of executives with those of long-term stockholders.

Annual and Long-Term Incentives. Performance-based incentive awards and equity awards are important components of Douglas Elliman’s executive compensation program. The compensation and human capital committee uses the 2021 Plan to structure its incentive compensation programs and, in light of the timing of the December 2021 distribution, the compensation and human capital committee determined that compensation in 2021 should be in the form of forward-looking equity grants to ensure long-term alignment with the Company’s stockholders. By administering the Company’s 2021 Plan, the compensation and human capital committee is able to incentivize, motivate and retain our NEOs and other key employees with long-term equity awards. On December 31, 2021, immediately after the distribution, the stock grant subcommittee of the compensation and human capital committee granted restricted stock awards, which vest ratably over four years, to more than 30 employees, including our NEOs. While the design of our executive compensation includes annual equity grants, given the proximity of the restricted stock awards granted immediately following the distribution to the end of the fiscal year, the compensation and human capital committee determined that it would not grant equity incentive awards to NEOs for fiscal 2022 demonstrating its belief that the distribution equity awards provide sufficient incentive value and appropriately align executives' interests with long-term stockholders.

Appropriate Benchmarking. After the distribution, in December 2021, the compensation and human capital committee adopted a formal compensation benchmarking policy, and after careful analysis, approved a 17-company peer group, which integrated a comparison of compensation practices across our industry. The peer group reflects companies in the real estate services and technology business of which we directly compete for talent. The peer group is discussed in the “Use of Peer Group” of the “Compensation Discussion and Analysis” section of this document.

Compensation Risk Mitigation. Another critical aspect of the compensation and human capital committee’s focus is on compensation risk mitigation which further aligns the interests of management with those of long-term stockholders. To accomplish this objective, at inception, our Board implemented significant measures to discourage excessive risk-taking by our executives, including adopting an Executive Compensation Clawback Policy, an Equity Retention, Hedging and Pledging Policy that prohibits hedging by executive officers and requires executive officers to retain at least 25% (after taxes and exercise costs) of the shares of Common Stock acquired under an incentive, equity or option award granted to them after the distribution and stock ownership guidelines that require each executive officer to hold a specified amount of Common Stock until normal retirement age

The Decision-Making Process

The Role of the Compensation and Human Capital Committee. The compensation and human capital committee oversees the executive compensation program for our NEOs. The compensation and human capital committee is comprised of independent, non-employee members of the Board. The compensation and human capital committee works very closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year. Details of the compensation and human capital committee’s authority and responsibilities are specified in its charter, which may be accessed at our website, investors.elliman.com, by selecting “Governance” and “Governance Documents.” The compensation and human capital committee makes all final compensation and equity award decisions regarding our NEOs.

The Role of Management. Management is represented at regular compensation and human capital committee meetings where executive compensation, Company and individual performance, and competitive compensation levels and practices are discussed and evaluated. The CEO does not participate in the deliberations of the compensation and human capital committee regarding his own compensation. Only the compensation and human capital committee members are allowed to vote on decisions regarding CEO compensation. The CEO consults with and provides his recommendations pertaining to other executives’ compensation with the compensation and human capital committee, which the compensation and human capital committee may in turn approve based on its evaluation of such executives.

The Role of the Independent Consultant. The compensation and human capital committee engages an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs. Pursuant to authority granted to it under its charter, the compensation and human capital committee has hired Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent consultant. Pearl Meyer reports directly to the compensation and human capital committee and does not provide any additional services to management. The compensation and human capital committee has conducted an independence assessment of Pearl Meyer in accordance with SEC rules.

The Role of Peer Group Companies. The compensation and human capital committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at peer companies. After the separation from Vector Group on December 29, 2021, the compensation and human capital committee worked in conjunction with Pearl Meyer to design and implement a new compensation peer group for purposes of setting executive pay levels for 2022. The following selection criteria was used in the development of the compensation peer group:

•Peer Group Size: an appropriate peer group should contain between 12 and 20 companies
•Peer Company Size: peer group companies should generally be between 0.33x and 3.0x the size of Douglas Elliman (as defined by market capitalization, total assets, or total revenues)

•Peer Company Industry: peer group companies should include similarly sized public companies, industry competitors, competitors for executive talent and competitors for capital investment.
The compensation and human capital committee, with the assistance of Pearl Meyer, established a peer group of 17 publicly traded, national and regional companies to inform 2022 compensation decisions. The peer group was comprised of the following companies:

Colliers International Group Inc.	Compass Inc.	Doma Holdings Inc.
eXp World Holdings, Inc.	LendingTree, Inc.	loanDepot, Inc.
Marcus & Millsap, Inc.	Newmark Group, Inc.	Offerpad Solutions Inc.
Opendoor Technologies Inc.	Radian Group Inc.	RE/MAX Holdings, Inc.
Realogy Holdings Corp.	Redfin Corporation	Stewart Information Services Corporation
Walker & Dunlop, Inc.	Zillow Group, Inc.

The compensation and human capital committee believes the compensation practices of our peer group provide us with appropriate compensation benchmarks for evaluating the compensation of our NEOs on a go-forward basis. Nonetheless, this market data is not the sole determinant in setting pay levels for the NEOs. The compensation and human capital committee also considers Company and individual performance and the nature of an individual’s role within the Company, as well as the individual’s experience and contributions to his or her current role when making its compensation-related decisions.
Compensation Practices Align with Stockholder Interests

Based on their respective experiences as executives and directors of other public companies, the members of the Douglas Elliman compensation and human capital committee understand and appreciate investors’ perspectives on executive compensation including best-in-class compensation practices. The compensation and human capital committee is focused on incentive structures that ensure that executives act as stakeholders and take actions that are intended to create sustainable stockholder value. Therefore, executive compensation at Douglas Elliman focuses on maximizing stockholder returns and delivering compensation in a manner that supports long-term value creation for the Company with compensation for the Company’s CEO, COO and the CEO of Douglas Elliman Realty, LLC remaining substantially at-risk; annual incentive awards being contingent upon us meeting various performance goals that are consistent with our business plan; and, annual long-term equity incentive awards in the form of restricted stock awards that will further align management with the interests of our long-term stockholders.
Response to Previous Say on Pay Results

At the 2022 annual meeting of stockholders, the Company held its annual say on pay vote and approximately 58.2% of the Company's stockholders voted in favor of the advisory proposal. The Company's compensation and human capital committee thoughtfully considered the result of the 2022 vote in conducting its ongoing review and oversight of our compensation practices as it values the stockholders' perspectives on the Company’s compensation program. Based on stockholder feedback and given the timing that the restricted stock grants associated with the distribution occurred on the final day of the 2021 fiscal year, our compensation and human capital committee decided to not grant any equity awards to NEOs during fiscal year 2022 to demonstrate that the equity awards granted in connection with the distribution provided sufficient incentive value.

Compensation Highlights

What we do	What we do not do
Pay for performance and align interests of executives with those of long-term stockholders	No single-trigger cash severance upon a change in control
Majority of executive pay is in the form of at-risk compensation	No hedging of stock permitted
Hold-until-retirement requirements applicable to 25% of all equity granted to executives and our stock ownership	No stock options repricing without stockholder approval
Clawback policy — which provides for recoupment of previously earned incentives — is a precondition to receiving incentive-based compensation
Capped annual incentive opportunities
Mitigation of risk through Compensation Risk Assessments
Independent compensation consultant

2022 EXECUTIVE COMPENSATION PROGRAM IN DETAIL

Base Salary

Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain executive leadership talent. In making base salary decisions, the compensation and human capital committee considers the CEO’s recommendations, as well as each NEO’s position and level of responsibility within the Company. The compensation and human capital committee considers factors such as relevant market data as well as individual performance and contributions. The compensation and human capital committee approved annual base salary rates for 2022 as follows:

Name	2022
Howard M. Lorber	$1,837,500
Richard J. Lampen	650,000
J. Bryant Kirkland III	-
Scott J. Durkin	600,000
J. David Ballard	425,000

Mr. Kirkland does not receive a base salary from the Company, and pursuant to the Transition Services Agreement (“TSA”) entered into between the Company and Vector Group, dated December 21, 2021, his base salary is a component of Vector Group’s expenses paid by the Company pursuant to the TSA.

Annual Incentive Awards

Annual incentive awards are designed to provide an opportunity for our senior executives, including our NEOs, to earn an annual incentive, paid in cash, based on the achievement of certain goals and objectives as established by the compensation and human capital committee.

Management Annual Incentive Plan: Messrs. Lorber and Lampen. The Management Annual Incentive Plan (the “Plan”) is administered by the compensation and human capital committee. The compensation and human capital committee approves participation in the Plan. For the fiscal year ending December 31, 2022, participants under this Plan included Messrs. Lorber and Lampen. An executive’s incentive target is a percentage of his base salary. Actual award payouts depend on the achievement of pre-determined performance objectives and can range from 0% to 125% of target award amounts. The table below discloses the annual incentive targets for Messrs. Lorber and Lampen for 2022.

Name	2022 Base Salary	Annual Incentive Target (% of Base Salary)	Annual Award at Target ($)
Howard M. Lorber	$1,837,500	150.0%	$2,756,250
Richard J. Lampen	$650,000	112.5%	$731,250

Performance Metrics At A Glance. The actual annual awards earned by each of Messrs. Lorber and Lampen are determined by the compensation and human capital Committee based on the attainment of quantitative and qualitative performance goals. The following table shows the performance metrics and performance levels necessary to achieve threshold (0% payout), target (100% payout), and maximum (125% payout) annual award amounts for fiscal year 2022:

Goals	Weight	Performance Metrics	Weight	Performance Range (% of Target Award)
				Threshold (75%)	Target (100%)	Maximum (125%)
Quantitative	75%	Adjusted EBITDA	30%	$72.0 M	$80.0 M	$95.0 M
		Gross Transaction Value (“GTV”)	15%	$32.0 B	$40.0 B	$50.0 B
		New Market Expansion (“Expansion”)	15%	2	5	6
		Company Dividends (“Dividends”)	15%	$0.15	$0.20	$0.25
Qualitative	25%	Diversity, Equity & Inclusion (“DEI”) Initiatives	25%	See below
		Climate Change Initiatives
Total:			100%

A Closer Look at the Quantitative Metrics (75% of the overall award). For fiscal year 2022, to prioritize profitability and value creation for our stockholders, the compensation and human capital Committee used a mix of performance metrics that place an emphasis on Adjusted EBITDA, while maintaining a focus on growth and delivering meaningful dividends to stockholders:

Quantitative Metrics	Weight	Rationale	Definition
Adjusted EBITDA	30%
Adjusted EBITDA provides a useful illustration of our financial performance and the ongoing operations of our business, since the adjustments exclude certain expenses that are not indicative of our recurring core operating results. This facilitates better comparisons to our historical performance and our competitors’ operating results.

Adjusted EBITDA for our brokerage operations, adjusted to exclude corporate-level expenses and non-operating items and expenses for restructuring, productivity initiatives or new business initiatives, including, but not limited to, losses from expansion into new markets, including, but not limited to, international (through Knight Frank), incentive and other purchase payments associated with the acquisition of the Texas, California and Colorado businesses, as well as the cost of Information Technology initiatives, including the enhancement of the agent technology experience and the financial reporting and control environment.

GTV	15%
Douglas Elliman’s annual revenue from commissions is a critical component of its operating performance. To reflect this, we have selected GTV as a criterion for our Annual Bonus Plan because it correlates directly with commission revenues, particularly in our existing markets.
			GTV is the sum of all closing sale prices for properties transacted by our brokerage operations agents (excluding rental transactions).

Expansion	15%
Expansion into new markets is a key component of Douglas Elliman’s future strategy to deliver stockholder return because revenues from additional luxury markets will enable the Company to increase margins as it gains economies of scale from its investments in its technology platform and administrative services. The compensation and human capital committee believes the NEOs should be rewarded for their work in entering markets were Douglas Elliman’s existing clients are purchasing additional luxury residences or relocating due to changes in population trends in the US.
			Expansion includes the continued growth of the brokerage operations business and adjacent real estate services in adjoining markets to create a diversified footprint.
Dividends	15%	Dividends enable stockholders to participate in the profits of the Company.	Cash dividends and/or distributions paid per share of the Company’s common stock, as appropriately adjusted for stock splits, distributions and similar events.
A Closer Look at the Qualitative Metrics (25% of the overall award). For the year ending December 31, 2022, this portion of the executive’s annual incentive award was determined by the compensation and human capital Committee in its sole discretion based on how effectively management responds to achieving the objectives related to DEI and climate change initiatives, considering all the factors it considers relevant and appropriate. In making this determination, the compensation and human Capital Committee considered both non-financial metrics, including such qualitative factors as the well-being of the Company’s workforce, the safety of employees, agents and customers, and the establishment of processes to implement and measure compliance with the long-term objectives of DEI and Climate Change, as well as any financial metrics it considers appropriate. The maximum an executive may earn on this portion of the award is 125% of target. DEI and climate change initiatives are defined under the Plan as follows:

•DEI Initiatives – DEI initiatives include consideration of efforts made to encourage the development of a more diverse workforce, making the Company a higher performing organization over the long term. These efforts include increasing outside sponsorships, internal employee events and engagement, and other activities designed to bring additional long-term value to the Company brand and workplace by supporting diversity on a basis of gender, race and sexual orientation, creating a supportive environment for individuals with disabilities and encouraging the professional development of the next generation of leaders in the organization.

In addition to continuing Douglas Elliman’s long-standing commitment to DEI, management has recently launched the inaugural “Agents of Change” initiative, which is a conversation series discussing timely social issues and celebrating Douglas Elliman’s agents who are actively working to increase diversity and social change in the real estate industry. Topics to date have been held in honor of Black History Month and “Shattering the Glass Ceiling.” These panel discussions support Douglas Elliman’s ongoing efforts to foster a respectful and supportive workplace that attracts and retains a diverse workforce representing its customers and communities. Douglas Elliman’s commitment to DEI is further reinforced by its support of initiatives and organizations committed to combating economic disparity issues including food insecurity, housing instability, and unemployment.

•Climate Change Initiatives – Climate change initiatives include consideration of efforts to proactively address carbon emissions to enhance the Company’s brand value and reputation. These include establishment of company-wide standards to address the impact of climate change on the Company and its clients, investments in climate change technology to measure the impact of climate change, development of tools to report the impact of climate change to the Company’s clients and other stakeholders, development of metrics to measure acquisitions of any new office space to LEED certified buildings and adherence to new financial reporting standards related to climate change.

In 2022, the Company’s management began the process of developing a preliminary measurement of the Corporation’s impact of Scope 1 and Scope 2 emissions.

Performance Results and Award Payouts.

Goals	Weight	Performance Metrics	Weight	Performance Range (% of Target Award)			Actual Results
				Threshold (75%)	Target (100%)	Maximum (125%)
Quantitative	75%	Adjusted EBITDA	30%	$72.0 M	$80.0 M	$95.0 M	$34.5 M
		GTV	15%	$32.0 B	$40.0 B	$50.0 B	$42.95 B
		Expansion	15%	2	5	6	8
		Dividends	15%	$0.15	$0.20	$0.25	$0.20
Qualitative	25%	DEI Initiatives	25%	See above			125%
		Climate Change Initiatives
Total:			100%	Award Earned:			81.11% of Target

Name	Annual Incentive Target (% of Base Salary)	Annual Award at Target ($)	Actual Award (% of Target)	Actual Award Payout ($)
Howard M. Lorber	150.0%	$2,756,250	121.66%	$2,235,491
Richard J. Lampen	112.5%	$731,250	91.24%	$593,089

Discretionary Annual Incentive Awards: Messrs. Durkin and Ballard
Bonus
Mr. Durkin’s discretionary bonus for 2022, in the amount of $650,000 was paid in 2023 based on his outstanding leadership in 2022 as well as Douglas Elliman Realty, LLC’s revenues of $1.153 billion and Adjusted EBITDA of $34.5 million. The bonus was approved by the compensation and human capital committee upon recommendation from management. Mr. Durkin will continue to be eligible for a discretionary bonus in 2023.
Mr. Ballard’s discretionary bonus for 2022, in the amount of $375,000, was paid in 2023 based on his outstanding leadership in implementing technology initiatives for Douglas Elliman Realty in 2022. The bonus was approved by the compensation and human capital committee upon recommendation from management. Mr. Ballard will continue to be eligible for a discretionary bonus in 2023.
Stock Awards
Long-term equity compensation is intended to provide a variable pay opportunity that rewards long-term performance by the Company as a whole and serves as a significant incentive to remain with the Company. The compensation and human capital committee uses the 2021 Plan to structure its incentive compensation programs and believes these awards provide Douglas Elliman a competitive advantage in attracting and retaining talented employees. Because the compensation and human capital committee and stock grant subcommittee granted awards of restricted stock in connection with the distribution on December 31, 2021, no stock awards were granted to NEOs in 2022. Shares received in respect of the December 31, 2021 restricted stock grants are subject to the Company’s Equity Retention, Hedging and Pledging Policy. See “Equity Retention Policy.”
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
“Shares owned” for purposes of the policy include shares of the Company’s stock owned outright, any shares held under an employee benefit plan, and restricted shares. The valuation of shares includes all shares held beneficially or directly by any covered person or the person’s family members or trusts but excludes pledged shares. Compliance is assessed on the last day of each quarter. As of December 31, 2022, all covered individuals were following the guidelines.
Equity Retention Policy
Under its Equity Retention, Hedging and Pledging Policy, the Company formalized its practice of significant share retention by senior management. Until age 60, each executive officer is required to retain at least 25% (after taxes and exercise costs) of the executive officer’s shares of Common Stock acquired by them under an incentive plan or award (the “Award Shares”).
Executive Compensation Clawback Policy
The Company adopted an Executive Compensation Clawback Policy (the “Clawback Policy”) on December 22, 2021, which requires, as a condition to receive bonus or incentive-based compensation from the Company, that each named executive officer must have entered into an agreement with the Company providing that any performance-based compensation awarded, paid or payable by the Company or any of its subsidiaries subsequent to the date of adoption of the Clawback Policy shall be subject to recovery or “clawback” by the Company. Under the Clawback Policy, if the Company’s financial results are restated, the result of which is that any performance-based compensation would have been lower had it been calculated based on such restated results, the compensation and human capital committee shall review the performance-based compensation received by the named executive officers. If the compensation and human capital committee determines that the performance-based compensation would have been lower and that a named executive officer who received such compensation engaged in fraud, material financial or ethical misconduct or recklessness in the performance of the named executive officer’s duties or intentional illegal conduct which materially contributed to the restatement, then the compensation and human capital committee may seek to recover the after-tax portion of the excess amount of performance-based compensation. Under the Clawback Policy, the compensation and human capital committee has the discretion to determine to seek recovery of the performance-based compensation after notice and an opportunity to be heard is provided to the named executive officer. The Company intends to update its clawback policies to comply with the SEC's and the New York Stock Exchange's new requirements regarding recovery of executive compensation prior to the effective date of those rules.

Anti-Hedging Policies
The Company’s Equity Retention, Hedging and Pledging Policy, adopted in December 2021, applies to the Company’s executive officers and directors. Executive officers are prohibited from participating in certain trading activities with respect to Award Shares, that by their nature would constitute hedging. Directors are prohibited from participating in certain trading activities with respect to Common Stock granted to them in connection with their service on the Board that by their nature would constitute hedging. For both executive officers and directors, such prohibited activities, related to the Company’s equity securities, include:
•Trading in publicly traded options;
•Trading in puts;

•Trading in calls; or
•Trading in other derivative instruments.
Perquisites

The Company has its own corporate aircraft policy, which is intended to apply to all Company employees, business associates and guests who use the aircraft owned, operated or chartered by the Company and its subsidiaries. The term “employees” includes employees of the Company’s subsidiaries. The Company’s corporate aircraft policy permits personal use of corporate aircraft, subject to an annual limit of $200,000 and $50,000 for personal use by Messrs. Lorber and Lampen, respectively. For purposes of determining the amounts allowable under this policy, the value of an employee’s personal usage is calculated using the applicable standard industry fare level formula established by the Internal Revenue Service (as distinguished from the aggregate incremental cost approach used for determining the value included in the 2022 Summary Compensation Table), and Mr. Lorber and any other executive officers pay income tax on such value.

Additionally, Mr. Lorber is entitled to a car and driver provided by the Company, a $3,750 per month allowance for lodging and related business expenses, and one club membership and Mr. Lampen is reimbursed for automobile and club expenses on an after-tax basis. Finally, certain directors and senior managers (including the NEOs) are eligible to receive discounted real estate brokerage commission rates when they use a Douglas Elliman real estate agent in connection with a real estate transaction.

All perquisites for 2022 reflected in the 2022 Summary Compensation Table were paid by the Company. See the 2022 Summary Compensation Table for details regarding the value of perquisites received by the NEOs. All perquisites reflected in the 2022 Summary Compensation Table for 2021 and 2020, other than those that apply to Mr. Durkin, were paid by Vector Group.
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
Compensation Risk Assessment

It is our belief that a majority of an executive’s total compensation should be variable “at risk” compensation, meaning it is tied to the Company’s financial performance. However, because performance-based incentives play a large role in our compensation program, we strive to ensure that incentives do not result in actions that may conflict with the long-term best interests of the Company and our stockholders. Therefore, the compensation and human capital committee evaluated all of our compensation plans and policies (applicable to executives and employees below the executive level) for attributes that could cause excessive risk-taking. We concluded that our compensation programs and policies do not encourage excessive risk-taking because: (a) the salary component of our program is a fixed amount; (b) executive officers are subject to our executive stock ownership guidelines; and (c) the annual cash-based incentive plan and long-term incentive plans are designed with risk-

mitigating characteristics such as (i) maximum award payouts based on the attainment of various and continually evolving Company financial objectives which diversify risks associated with a single indicator of performance, (ii) our equity-based incentives encourage a longer-term focus through multi-year performance periods, (iii) our risk-mitigating policies in place such as insider trading and hedging prohibitions and clawbacks, and (iv) review and approval of final awards by our compensation and human capital committee (and the independent members of the full Board in the case of the CEO), which is composed entirely of independent directors who have discretion under our plans to approve, modify, or eliminate any award earned.

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

THE COMPENSATION AND HUMAN CAPITAL COMMITTEE

Ronald J. Kramer, Chairman
Michael S. Liebowitz
Mark D. Zeitchick

2022 SUMMARY COMPENSATION TABLE
The following table summarizes the compensation of the NEOs for the years ended December 31, 2022, 2021 and 2020. Prior to the distribution of the Company by Vector Group at the end of 2021, the compensation of Messrs. Lorber, Lampen and Kirkland was paid by Vector Group, and therefore information regarding their Vector Group compensation in 2020 and 2021 is included in the table below. In 2021, Mr. Durkin’s compensation was paid by Douglas Elliman Realty, LLC. The information set forth below for Messrs. Lorber, Lampen and Kirkland, with respect to 2021 and 2020, with the exception of certain restricted stock awards granted by the Company at the end of 2021, reflects compensation for services rendered to Vector Group.

		Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($)(1)	($)	($) (2) (3)	($)(4)	($)(5)	($)		($)
Howard M. Lorber	2022	$1,837,500	—	$—	$2,235,491	$—	$45,000	(6)	$4,117,991
President and Chief	2021	$3,426,270	—	$21,530,000	$4,282,838	$2,707,353	$300,197		$32,246,658
Executive Officer	2020	$3,371,649	—	$3,001,250	$3,898,469	$5,153,781	$340,104		$15,765,253
Richard J. Lampen	2022	$650,000	—	$—	$593,089	$—	$22,517	(7)	$1,265,606
Executive Vice President and Chief	2021	$1,250,000	—	$7,896,500	$1,171,875	$320,232	$163,093		$10,801,700
Operating Office	2020	$900,000	—	$900,375	$520,313	$609,601	$88,075		$3,018,364
J. Bryant Kirkland III	2022	$—	—	$—	$—	$—	$—		$—
Senior Vice President, Chief Financial	2021	$550,000	—	$2,869,800	$229,144	$78,146	$8,700		$3,735,790
Officer and Treasurer	2020	$550,000	—	$480,200	$211,958	$330,737	$8,550		$1,581,445
J. David Ballard (8)	2022	$425,000	$375,000	$—	$—	$—	$—		$800,000
Senior Vice President, Enterprise
Efficiency and Chief Technology Officer
Scott J. Durkin (9)	2022	$600,000	$650,000	$—	$—	$—	$23,763	(10)	$1,273,763
President and Chief Operating Officer of Douglas Elliman Realty, LLC	2021	$500,000	$1,000,000	$1,437,500	$—	$—	$4,350		$2,941,850
___________________________
(1)Reflects actual base salary amounts paid for 2022, 2021 and 2020, unless otherwise indicated. All amounts for Messrs. Lorber, Lampen and Kirkland in 2021 and 2020 were paid by Vector Group and Mr. Durkin's amount in 2021 was paid by Douglas Elliman Realty, LLC.
(2)Represents the aggregate grant date fair value of restricted stock granted (under (i) the Vector Group Ltd. 2014 Management Incentive Plan (the “2014 Plan”), during the years ended December 31, 2021 and 2020, and (ii) the Company’s 2021 Plan, during the year ended December 31, 2021) as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. Assumptions used in the calculation of such amount are included in (i) note 14 to Vector Group’s audited financial statements for the year ended December 31, 2022 included in its Annual Report on Form 10-K filed with the SEC on February 21, 2023 and (ii) note 13 to the Company’s audited financial statements. These grants are subject to continued service conditions; consequently, FASB ASC Topic 718 amounts included in the table may never be realized by the named executive officer.
(3)In 2021, Mr. Lorber's restricted stock award consisted of $7,155,000 awarded from Vector Group and $14,375,000 from the Company; Mr. Lampen's restricted stock award consisted of $2,146,500 awarded from Vector Group and $5,750,000 from the Company; and Mr. Kirkland's restricted stock award consisted of $1,144,800 awarded from Vector Group and $1,725,000 from the Company; and, Mr. Durkin's restricted stock award was entirely awarded by the Company. In 2020, all stock awards were awarded by Vector Group.
(4)The amounts for 2022 reflect performance-based annual cash awards paid during 2023 in respect of service performed in 2022. The amounts for 2021 and 2020 reflect performance-based annual cash awards under the Vector 2014 Plan paid during 2022 and 2021 in respect of service performed in 2022 and 2021, respectively. This plan is discussed in further detail under the heading “Annual Incentive Awards” in the “Compensation Discussion and Analysis” section. All amounts in respect of 2021 and 2020 performance for Messrs. Lorber, Lampen and Kirkland were paid by Vector Group.
(5)Amounts reported represent the increase in the actuarial present value of benefits associated with Vector Group’s pension plans. Assumptions for 2021 amounts are further described in “Pension Benefits at 2021 Fiscal Year End” in Vector Group’s Proxy Statement filed with the SEC on May 2, 2022. The amounts reflect the increase in actuarial present value for the named executive officer’s benefits under the Supplemental Retirement Plan determined using interest rate, retirement date and mortality rate assumptions consistent with those used in the Company’s financial statements. No amount is payable from this plan before a participant attains age 60 during active service except in the case of death, disability or termination without cause. There can be no assurance that the amounts shown will ever be realized by the named executive officers. These plans remained at Vector Group following the distribution, and the Company does not currently maintain any defined benefit pension or non-qualified deferred compensation plans.
(6)Represents perquisites consisting of a $45,000 allowance paid for lodging and related business expenses in 2022.
(7)Represents perquisites in 2022 of $22,517 for reimbursement of automobile expenses and club expenses.
(8)Mr. Ballard became a NEO in 2022.
(9)Mr. Durkin became an executive officer of the Company in connection with the distribution of the Company by Vector Group. Amounts reported in 2021 are for the entire year. The "bonus" column for Mr. Durkin reflects the value of the annual bonus payments in respect of 2022 and 2021 paid in 2023 and 2022 to Mr. Durkin, which were determined at the discretion of the compensation and human capital committee based on Douglas Elliman Realty, LLC's operating performance in 2022 and 2021, as discussed further under the heading, "Bonus," of the “Compensation Discussion and Analysis” section.
(10)Represents $4,575 in contributions to the Douglas Elliman Realty, LLC 401(k) Plan and $19,188 in discounted real estate brokerage commission fees in 2022.
Employment Agreements
Agreements with Douglas Elliman. The Company entered into employment agreements with each Mr. Lorber, its President and CEO, and Mr. Lampen, its Executive Vice President and COO, each of which became effective as of the date of the distribution.
In connection with the appointment of Mr. Lorber as President and Chief Executive Officer, Mr. Lorber and the Company entered into an employment agreement dated January 10, 2022, which became effective as of December 29, 2021. Mr. Lorber’s employment agreement has an initial term of three years, which term will automatically be extended by one year on each anniversary of the effective date of the employment agreement unless either party provides prior notice that such party does not desire to the extend the term. The employment agreement, which was amended on March 18, 2022, provides for an annual base salary of $1,837,500. Commencing January 1, 2023, Mr. Lorber’s base salary is subject to an annual cost-of-living adjustment based on the South Florida Metropolitan area. As of January 1, 2023, Mr. Lorber's base salary is $2,018,678, which increase reflects a contractual cost of living adjustment in 2023. The Board of Directors of Douglas Elliman may also periodically review Mr. Lorber’s base salary for increase, but not decrease. Mr. Lorber is also entitled to receive an annual bonus based on a target bonus opportunity equal to 150% of Mr. Lorber’s annual base salary and to participate in Douglas Elliman’s long-term incentive plans on a basis consistent with his positions with Douglas Elliman. During the period of his employment, Mr. Lorber is entitled to various benefits, including a car and driver provided by Douglas Elliman, a $3,750 per month allowance for lodging and related business expenses, a club membership and dues and use of corporate aircraft in accordance with Douglas Elliman’s corporate aircraft policy. Upon a termination of Mr. Lorber’s employment by Douglas Elliman without cause (as defined in the employment agreement), termination of Mr. Lorber’s employment by him for good reason (as specified in the employment agreement) or upon death or disability, subject to continued compliance with non-competition and non-solicitation covenants, Mr. Lorber (or his beneficiary in the case of death) is entitled to receive for 36 months following termination (i) continued base salary, (ii) an annual cash bonus (in an amount equal to the bonus paid to Mr. Lorber for the performance period immediately prior to the year in which notice of termination is given, but not to exceed Mr. Lorber’s current target bonus opportunity) and (iii) continued welfare benefits for Mr. Lorber and his eligible dependents. Mr. Lorber is also entitled to accelerated vesting of outstanding equity awards. Upon a termination of Mr. Lorber’s employment for any of the reasons described above (other than death or disability) within two years following a change in control (as defined in the employment agreement), Mr. Lorber will be entitled to receive (i) a cash lump sum payable within 30 days following termination equal to 2.99 times the sum of (a) base salary and (b) the bonus earned by Mr. Lorber (including any amounts deferred) for the performance period that ended immediately prior to the performance period in which the date of termination occurs (but not to exceed Mr. Lorber’s target bonus opportunity during such year), (ii) continued participation by Mr. Lorber and his eligible dependents in welfare benefit plans in which they were participating at the time of termination for up to the end of the employment period and (iii) for 36 months after termination, continued life and medical insurance benefits (reduced to the extent comparable benefits are actually received during such 36-month period from a subsequent employer). Mr. Lorber is also entitled to accelerated vesting of all outstanding equity awards. In addition, Mr. Lorber will be indemnified in the event that excise taxes are imposed on change in control payments under Section 4999 of the Code. The employment agreement contains certain covenants by which Mr. Lorber is bound, including covenants not to compete with or solicit employees or customers of Douglas Elliman.

In connection with the appointment of Mr. Lampen as Executive Vice President and COO, Mr. Lampen and the Company entered into an employment agreement dated January 10, 2022, which became effective as of December 29, 2021. Mr. Lampen’s employment agreement has an initial term of two years, which term will automatically be extended by one year on each anniversary of the effective date of the employment agreement unless either party provides prior notice that such party does not desire to the extend the term. The employment agreement provided for an initial annual base salary of $650,000. As of January 1, 2023, Mr. Lampen's base salary is $682,500, which increase reflects a cost of living adjustment in 2023. Mr. Lampen is also entitled to receive an annual bonus based on a target bonus opportunity equal to 112.5 % of Mr. Lampen’s annual base salary and to participate in Douglas Elliman’s long-term incentive plans on a basis consistent with Mr. Lampen’s position with Douglas Elliman. During the period of his employment, Mr. Lampen is entitled to various benefits, including first-class air travel and lodging, as well as reimbursement for certain automobile and club expenses on an after-tax basis and use of corporate aircraft in accordance with Douglas Elliman’s corporate aircraft policy. Upon a termination of Mr. Lampen’s employment by Douglas Elliman without cause (as defined in the employment agreement), termination of Mr. Lampen’s employment by him for good reason (as specified in the employment agreement) or upon death or disability, subject to continued compliance with non-competition and non-solicitation covenants, Mr. Lampen (or his beneficiary in the case of death) is entitled to receive for 24 months following termination (i) continued base salary, (ii) an annual cash bonus (in an amount equal to the bonus paid to Mr. Lampen for the performance period immediately prior to the year in which notice of termination is given, but not to exceed Mr. Lampen’s current target bonus opportunity) and (iii) continued welfare benefits for Mr. Lampen and his eligible dependents. In addition, Mr. Lampen is also entitled to receive accelerated vesting of outstanding equity awards. Upon a termination of Mr. Lampen’s employment for any of the reasons described above (other than death or disability) within two years following a change in control (as defined in the employment agreement), Mr. Lampen will be entitled to receive (i) a cash lump sum payable within 30 days following termination equal to 2 times the sum of (a) base salary and (b) the bonus earned by Mr. Lampen (including any amounts deferred) for the performance period that ended immediately prior to the performance period in which the date of termination occurs (but not to exceed Mr. Lampen’s target bonus opportunity during such year), (ii) continued participation by Mr. Lampen and his eligible dependents in welfare benefit plans in which they were participating at the time of termination for up to the end of the employment period and (iii) for 24 months after termination, continued life and medical insurance benefits (reduced to the extent comparable benefits are actually received during such 24-month period from a subsequent employer). In addition, Mr. Lampen is also entitled to receive accelerated vesting of all outstanding equity awards. The employment agreement contains certain covenants by which Mr. Lampen is bound, including covenants not to compete with or solicit employees or customers of Douglas Elliman.

The Company has entered into an employment agreement, effective December 29, 2021, with J. David Ballard (the “Ballard Agreement”), who serves as Senior Vice President − Enterprise Efficiency and Chief Technology Officer of the Company. The Ballard Agreement had an initial term of 12 months with an automatic one-year extension on December 31, 2022 and each year thereafter unless notice of non-extension is given by either party within 60 days prior to the end of the initial term. The Ballard Agreement provided Mr. Ballard an initial annual base salary of $400,000, which has since been increased to $446,250, effective January 1, 2023. Mr. Ballard is eligible to participate in any annual incentive plan, which shall be based on Company profitability, individual performance and other factors and shall be paid by March 31 following the end of the calendar year which it relates. Following termination of his employment by the Company without cause (as defined in the Ballard Agreement), termination of employment by Mr. Ballard for good reason (as defined in the Ballard Agreement), termination of employment due to the nonrenewal of the Ballard Agreement or upon death, Mr. Ballard (or his beneficiaries in the case of death) would continue to receive (i) for a period of 12 months following the termination date his base salary and most recent annual bonus and (ii) for 18 months after termination, continued medical and dental insurance benefits (reduced to the extent comparable benefits are actually received during such 18-month period from a subsequent employer). In addition, Mr. Ballard is also entitled to receive accelerated vesting of all outstanding equity awards. The severance payments and benefits payable to Mr. Ballard under the Ballard Agreement are subject to Mr. Ballard's execution of a release of claims in favor of the Company and its affiliates. The Ballard Agreement contains certain covenants by which Mr. Ballard is bound, including covenants not to compete with or solicit employees or customers of Douglas Elliman.
Messrs. Kirkland and Durkin do not have employment agreements with the Company.

CEO Pay Ratio
Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act, presented below is the ratio of annual total compensation of the Company's CEO to the annual total compensation of the Company's median employee (excluding the CEO) for 2022.

The ratio presented below is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. The SEC’s rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported below because other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

In its 2022 analysis, the Company first determined its employee population using a determination date of December 31, 2022. The Company identified the median employee using a compensation measure consisting of base salary or wages (as applicable), overtime pay, and any bonuses paid during the twelve-month period preceding the determination date. Conforming adjustments were made for permanent employees who were hired during that period and did not receive pay for the full period.

The 2022 annual total compensation as determined under Item 402 of Regulation S-K for the Company's CEO was $4,117,991, as reported in the 2022 Summary Compensation Table. The 2022 annual total compensation as determined under Item 402 of Regulation S-K for the median employee identified in 2022 was $73,607. The ratio of the Company's CEO’s annual total compensation to the Company's median employee’s annual total compensation for fiscal year 2022 is 56 to 1.

GRANTS OF PLAN-BASED AWARDS IN 2022
The table below provides information with respect to incentive compensation granted to each of the named executive officers during the year ended December 31, 2022.

								All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Shares of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)

Howard M. Lorber	5/13/2022	—	$2,756,250	$3,445,313	—	—	—	—	—	—	$—
Richard J. Lampen	5/13/2022	—	731,250	914,063	—	—	—	—	—	—	$—
J. Bryant Kirkland III	—	—	—	—	—	—	—	—	—	—	$—
J. David Ballard	—	—	—	—	—	—	—	—	—	—	$—
Scott J. Durkin	—	—	—	—	—	—	—	—	—	—	$—
___________________________
(1)Represents the annual incentive awards made under the 2021 Plan on May 13, 2022. In 2022, target levels were equal to 150% of base salary for Mr. Lorber and 112.5% of base salary for Mr. Lampen. The actual bonus amounts earned for 2022 have been determined and paid in 2023 and are reflected in the “Non-Equity Incentive Plan Compensation” column in the 2022 Summary Compensation Table. Messrs. Durkin and Ballard do not participate in a non-equity incentive plan and instead, their right to receive an annual bonus is discretionary. Mr. Kirkland was not eligible for a bonus from Douglas Elliman for 2022.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022
The table below provides information with respect to the outstanding Douglas Elliman equity awards of the named executive officers as of December 31, 2022.

	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Name
Howard M. Lorber	937,500	(1)	$3,815,625
Richard J. Lampen	375,000	(1)	$1,526,250
J. Bryant Kirkland III	112,500	(1)	$457,875
J. David Ballard	37,500	(1)	$152,625
Scott J. Durkin	93,750	(1)	$381,563
___________________________
(1)These restricted shares vest in three equal annual installments. The first vesting occurred on December 15, 2022 and the next three tranches will vest on each of December 15, 2023, December 15, 2024 and December 15, 2025, provided the recipient is then still an employee of the Company, subject to earlier vesting upon the recipient's death or disability, termination of employment without cause, resignation for good reason and change in control.

STOCK VESTED IN YEAR ENDED DECEMBER 31, 2022
The table below provides information with respect to Douglas Elliman restricted stock awards that vested during 2022, as well as the value realized on the vesting date, based on the average of the high and low of Douglas Elliman’s Common Stock on that date.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Howard M. Lorber	312,500	$1,245,313
Richard J. Lampen	125,000	$498,125
J. Bryant Kirkland III	37,500	$149,438
J. David Ballard	12,500	$49,813
Scott J. Durkin	31,250	$124,531
PENSION BENEFITS AT 2022 FISCAL YEAR END
The Company does not sponsor any defined benefit pension plans and therefore, there are no pension benefits at December 31, 2022.

Termination and Severance Benefits
Assumptions Regarding Post-Termination Payment Tables
The following tables were prepared as though each named executive officer’s employment with the Company was terminated on December 31, 2022 using the closing price per share of the Company’s Common Stock as of that day ($4.07). The amounts under the columns that reflect a change in control assume that a change in control followed by a qualifying termination of employment occurred on December 31, 2022. However, no NEO’s employment was terminated on December 31, 2022 and a change in control did not occur on that date. There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those quantified below if either or both of these events occur on any other date or at any other price, or if any other assumption used in these estimates changes based on the facts and circumstances at the time of an actual change in control or termination of employment.
Equity-Based Assumptions
•Restricted stock held by Messrs. Lorber, Lampen, Kirkland, Ballard and Durkin would have vested on December 31, 2022 with respect to a termination of employment due to the executive's death, disability, or upon a termination of employment without cause or resignation for good reason or a change in control.
Incentive Plan Assumptions
•All amounts under the Company’s 2021 Plan were deemed to have been earned for 2022 in full based on actual performance and are not treated as subject to the excise tax upon a change in control.

Howard M. Lorber

	Termination by Company without Cause or by Named Executive Officer with Good Reason		Disability		Death		Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance	$12,218,973	(1)	$12,218,973	(1)	$12,218,973	(1)	$—	$12,178,243	(2)
Value of Accelerated Unvested Equity (3)	$3,815,625		$3,815,625		$3,815,625		$—	$3,815,625
Benefits Continuation (4)	$—		$—		$—		$—	$—
Excise Tax and Gross-Up	$—		$—		$—		$—	$—	(5)
___________________________
(1)Reflects the value of the sum of Mr. Lorber’s 2022 base salary ($1,837,500) and actual 2022 bonus limited to 150% of base salary paid over a period of 36 months after termination.
(2)Reflects the value of the sum of Mr. Lorber’s 2022 base salary ($1,837,500) and actual 2022 bonus limited to 150% of base salary for a period of 2.99 years paid in a lump-sum payment commencing after termination.
(3)Reflects the value of any unvested restricted stock that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 31, 2022 ($4.07). See “Outstanding Equity Awards at December 31, 2022.”
(4)Mr. Lorber does not participate in the benefits plans of the Company.
(5)Mr. Lorber is entitled to receive a tax gross-up for any excise taxes and related income taxes on gross-ups for benefits received upon a change in control. Based on the assumptions set forth above, no excise tax would be due on a qualifying termination of Mr. Lorber's employment in connection with a change in control.

Richard J. Lampen

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$2,486,178	$2,486,178	$2,486,178	$—	$2,486,178
Value of Accelerated Unvested Equity (2)	$1,526,250	$1,526,250	$1,526,250	$—	$1,526,250
Benefits Continuation (3)	$—	$—	$—	$—	$—
Excise Tax and Gross-Up (not applicable)	$—	$—	$—	$—	$—
___________________________
(1)Reflects the value of the sum of Mr. Lampen’s 2022 base salary ($650,000) and actual 2022 bonus limited to 112.50% of base salary paid over a period of 24 months commencing after termination.
(2)Reflects the value of any unvested restricted stock and related dividends that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 31, 2022 ($4.07). See “Outstanding Equity Awards at December 31, 2022.”
(3)Mr. Lampen does not participate in the benefits plans of the Company.
J. Bryant Kirkland III

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$—	$—	$—	$—	$—
Value of Accelerated Unvested Equity (2)	$457,875	$457,875	$457,875	$—	$457,875
Benefits Continuation (3)	$—	$—	$—	$—	$—
Excise Tax and Gross-Up (not applicable)	$—	$—	$—	$—	$—
___________________________
(1)Mr. Kirkland does not receive a salary from the Company or its subsidiaries.
(2)Reflects the value of any unvested restricted stock and related dividends that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 31, 2022 ($4.07). See “Outstanding Equity Awards at December 31, 2022.”
(3)Mr. Kirkland does not participate in the benefits plans of the Company.

J. David Ballard

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$800,000	$800,000	$800,000	$—	$800,000
Value of Accelerated Unvested Equity (2)	$152,625	$152,625	$152,625	$—	$152,625
Benefits Continuation (3)	$104,026	$104,026	$57,448	$—	$104,026
Excise Tax and Gross-Up (not applicable)	$—	$—	$—	$—	$—
___________________________
(1)Reflects the value of the sum of Mr. Ballard’s 2022 base salary ($425,000) and actual 2022 bonus paid over a period of 12 months commencing after termination.
(2)Reflects the value of any unvested restricted stock and related dividends that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 31, 2022 ($4.07). See “Outstanding Equity Awards at December 31, 2022.”
(3)Reflects the value of premium payments for life insurance, medical, dental and disability plans for 24 months at the Company’s cost, based on 2022 premiums.

Scott J. Durkin

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$—	$—	$—	$—	$—
Value of Accelerated Unvested Equity (2)	$381,563	$381,563	$381,563	$—	$381,563
Benefits Continuation (3)	$—	$—	$—	$—	$—
Excise Tax and Gross-Up (not applicable)	$—	$—	$—	$—	$—
___________________________
(1)Mr. Durkin has no contractual arrangement for severance with the Company.
(2)Reflects the value of any unvested restricted stock and related dividends that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 31, 2022 ($4.07). See “Outstanding Equity Awards at December 31, 2022.”
(3)Mr. Durkin has no contractual arrangement for continued benefits coverage with the Company.

Compensation of Directors
The compensation of the Company's non-employee directors is designed to be fair based on the amount of work required of directors of the Company. Under our current director compensation program, each of the non-employee directors receives:

•annual cash retainer fee of $75,000;
•annual committee retainer fee of $5,000;
•additional annual fees for serving as the committee chairperson of $10,000 for each of the audit, compensation and human capital, and corporate responsibility and nominating committees;
•periodic grants of shares of restricted stock (the Company did not grant restricted stock during 2022);
•reimbursement for reasonable out-of-pocket expenses incurred in serving on the Company's Board; and
•access to and payment for the Company's health, dental and standard life insurance coverage.
The table below summarizes the compensation the Company paid to the non-employee directors for the year ended December 31, 2022.

NON-EMPLOYEE DIRECTOR COMPENSATION IN FISCAL YEAR 2022

	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation		Total
Name	($) (1)	($)	($)		($)
Ronald J. Kramer	$95,000	$—	$—		$95,000
Michael S. Liebowitz	$95,000	$—	$2,361	(2)	$97,361
Lynn Mestel	$85,000	$—	$—		$85,000
Wilson L. White	$95,000	$—	$—		$95,000
Mark D. Zeitchick	$85,000	$—	$—		$85,000
___________________________
(1)Represents service for the year ended December 31, 2022.
(2)Represents health insurance premiums paid by the Company in 2022.
Compensation and Human Capital Committee Interlocks and Insider Participation
No member of the Company’s compensation and human capital committee is, or has been, an employee or officer of the Company. During 2022, (i) no member of the Company’s compensation and human capital committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K (except with respect to Mr. Liebowitz’s interest in the performance-based earn-out described below and under “Certain Relationships and Related Party Transactions”); and (ii) none of the Company’s executive officers served on the compensation and human capital committee (or other board committee performing equivalent functions or, in the absence of such committee, the board of directors) of another entity whose executive officer(s) served on the Company’s compensation and human capital committee. A subsidiary of the Company and Mr. Liebowitz each owned a 50% interest in Innova Risk Management, the business and assets of which were sold to Alliant Insurance Services, Inc. in 2019. In May 2022, Alliant Insurance Services, Inc. paid the performance-based earn-out payment of $2,000,000; the subsidiary of the Company received a final distribution of $653,767 and Mr. Liebowitz received a final distribution of $1,230,650. There were no other earn-out payments received.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of April 27, 2023, the beneficial ownership of the Company’s Common Stock, the only class of voting securities, by:
•each person known to the Company to own beneficially more than five percent of the Common Stock;
•each of the Company’s directors and nominees;
•each of the Company’s named executive officers shown in the 2022 Summary Compensation Table below; and
•all directors and executive officers as a group.
Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise noted, the business address of each listed beneficial owner is c/o Douglas Elliman Inc., 4400 Biscayne Boulevard, Miami, Florida 33137.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class

BlackRock, Inc. (1) 55 East 52nd Street New York, NY 10055	11,796,901	13.97%
The Vanguard Group, Inc. (2) 100 Vanguard Blvd. Malvern, PA 19355	8,536,300	10.11%
Dr. Phillip Frost (3) 4400 Biscayne Boulevard Miami, FL 33137	7,191,066	8.52%
Howard M. Lorber (4) (5) (6)	5,313,202	6.29%
Richard J. Lampen (5) (6) (7)	1,480,325	1.75%
Ronald J. Kramer (5) (8)	70,000	(*)
Michael Liebowitz (5) (8) (9)	195,587	(*)
Lynn Mestel (5) (8)	60,000	(*)
Wilson L. White (5) (8)	61,750	(*)
Mark D. Zeitchick (5) (8)	60,000	(*)
J. Bryant Kirkland III (6) (10)	583,645	(*)
Marc N. Bell (6) (11)	275,443	(*)
Scott J. Durkin (12) (15)	234,047	(*)
J. David Ballard (6) (11)	108,728	(*)
Daniel A. Sachar (6) (13)	79,113	(*)
Lisa M. Seligman (6) (14) (15)	50,000	(*)
Stephen T. Larkin (6) (11) (15)	93,135	(*)
All directors and executive officers as a group (14 persons)	8,664,975	10.26%
___________________________
(*) The percentage of shares beneficially owned does not exceed 1% of the outstanding Common Stock.

(1)    Based on Schedule 13-G/A filed by BlackRock, Inc. with the Securities and Exchange Commission on February 10, 2023.
(2)    Based on Schedule 13-G/A filed by The Vanguard Group, Inc. (“Vanguard”) with the SEC on February 9, 2023. Includes 53,555 shares, where Vanguard has shared voting power, 8,427,989 shares where Vanguard has sole dispositive power and 108,311 shares where Vanguard has shared dispositive power.
(3)    Based upon Schedule 13-G filed by Dr. Frost with the SEC on February 3, 2023, which reports ownership of 7,182,517 shares of Common Stock owned by Frost Gamma Investments Trust (“FGIT”). Dr. Frost is the sole trustee of FGIT. Frost Gamma L.P. is the sole and exclusive beneficiary of FGIT. Dr. Frost is one of two limited partners of Frost

Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Includes 8,549 shares owned by Dr. Frost’s spouse, as to which shares Dr. Frost disclaims beneficial ownership.
(4)    Includes 3,998,676 shares (2,187,500 of which are subject to vesting restrictions) of Common Stock held directly by Mr. Lorber, 1,314,517 shares held by Lorber Alpha II Limited Partnership, a Nevada limited partnership and 9 shares in an Individual Retirement Account. Mr. Lorber exercises sole voting power and sole dispositive power over the shares of Common Stock held by the partnership and by himself. Lorber Alpha II, LLC, a Delaware limited liability company, is the general partner of Lorber Alpha II Limited Partnership. Mr. Lorber is the managing member of Lorber Alpha II, LLC. Mr. Lorber disclaims beneficial ownership of 6,251 shares of Common Stock held by Lorber Charitable Fund, which are not included. Lorber Charitable Fund is a New York not-for-profit corporation, of which family members of Mr. Lorber serve as directors and executive officers.
(5)    The named individual is a director of the Company

(6)     The named individual is an executive officer of the Company.

(7)    Includes 875,000 shares subject to vesting restrictions and 3,089 shares held by Mr. Lampen's spouse, as to which Mr. Lampen disclaims beneficial ownership.

(8)    Includes 45,000 shares subject to vesting restrictions.
(9)    Includes 150,587 shares held by MSL18 Holdings LLC, which is a single member LLC owned by Mr. Liebowitz.
(10)Includes 262,500 shares subject to vesting restrictions.
(11)Includes 87,500 shares subject to vesting restrictions.
(12)    Includes 218,750 shares subject to vesting restrictions.
(13)    Includes 70,000 shares subject to vesting restrictions.
(14) Includes 50,000 shares subject to vesting restrictions.
(15)    The named individual is an executive officer of the Company’s subsidiary, Douglas Elliman Realty, LLC.

Equity Compensation Plan Information
The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity plans as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2) (3)
Plan Category
Equity compensation plans approved by stockholders (1), (2)	—	$—	8,439,604
Equity compensation plans not approved by stockholders	—	—	—
Total	—	$—	8,439,604
___________________________
(1)Includes the Company’s 2021 Plan and ESPP, both of which were approved by stockholders.
(2)The Company has issued 3,555,000 restricted shares under its 2021 Plan and there were 2,601,250 unvested shares at December 31, 2022. As of May 1, 2023, the ESPP has not yet commenced.
(3)Includes 6,839,604 shares available for issuance under the 2021 Plan and 1,600,000 shares available for issuance under the ESPP. On January 1, 2023, the number of shares available for issuance under the 2021 Plan was increased by 3,235,241 (representing four percent of the outstanding shares of the Company) and the amount of shares available for issuance under the ESPP was increased by 808,810 (representing one percent of the outstanding shares of the Company).

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Board has adopted a written policy for the review and approval of transactions between the Company and its directors, director nominees, executive officers, greater-than-five-percent beneficial owners and their immediate family members. The policy covers any related party transaction that meets the minimum threshold for disclosure under the relevant SEC rules. The audit committee is responsible for reviewing and, if appropriate, approving or ratifying any related party transactions. In determining whether to approve, disapprove or ratify a related party transaction, the audit committee will consider, among other factors it deems appropriate, (i) whether the transaction is on terms no less favorable to the Company than terms that would have been reached with an unrelated third party, (ii) the extent of the interest of the related party in the transaction and (iii) the purpose of and the potential benefits to the Company of the transaction.
The related party transactions described in this section, including those entered into before this policy was adopted, were approved by the Board or the audit committee.
Agreements with Vector Group. On December 29, 2021, Vector Group completed its distribution of the Company, including the real estate services and PropTech investment business owned by its subsidiary, New Valley Ventures LLC.
The Company and Vector Group entered into a Distribution Agreement and the TSA with respect to transition services and a number of ongoing commercial relationships. Under the TSA, the Company paid Vector Group $4,200,000 in 2022 and $1,050,000 for the three months ended March 31, 2023.
Subject to applicable Federal Aviation Administration rules, subsidiaries of the Company have entered into dry lease agreements with Vector Group and certain of its subsidiaries, pursuant to which the Company has the right to lease on a flight-by-flight basis certain aircraft owned by subsidiaries of Vector Group. The Company is required to pay Vector Group an hourly rental rate for each flight and fixed costs are allocated on an equitable basis. The Company has used the aircraft since January 2022 and paid approximately $2,518,491 under the agreements in 2022 and $655,028 for the three months ended March 31, 2023.
Vector Group has agreed to indemnify the Company for certain tax matters under the Tax Disaffiliation Agreement. The Company received $589,356 in 2022 related to such tax indemnifications.
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
Other related party transactions. A subsidiary of the Company and Mr. Liebowitz each owned a 50% interest in Innova Risk Management, the business and assets of which were sold to Alliant Insurance Services, Inc. in 2019. In May 2022, Alliant Insurance Services, Inc. paid the performance-based earn-out payment of $2,000,000; the subsidiary of the Company received a final distribution of $653,767 and Mr. Liebowitz received a final distribution of $1,230,650. There were no other earn-out payments received.
Daniel A. Sachar, the son-in-law of Mr. Lampen, serves as Vice President, Enterprise Innovation and Managing Director of New Valley Ventures LLC, and received total compensation, which included salary, bonus and 401(k) matching awards of approximately $351,951 in 2022.
Mr. Lampen’s brother serves as a Vice President of Energy Initiatives and Architect at Douglas Elliman Property Management, an indirect subsidiary of the Company, and received total compensation, which included salary, bonus and 401(k) matching awards of approximately $137,500 in 2022.
Mr. Lorber’s son is a real estate agent whose license is held at a subsidiary of the Company and received commissions and other payments of $1,490,094 in accordance with brokerage activities in 2022.
Mr. Durkin’s spouse is a real estate agent whose license is held at a subsidiary of the Company and received commissions and other payments of $230,054 in accordance with brokerage activities in 2022.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees

The audit committee reviews and approves audit and permissible non-audit services performed by Deloitte, as well as the fees charged by Deloitte for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Deloitte is engaged to render audit or non-audit services, the audit committee approves the engagement. Prior to the distribution, Vector Group paid any and all audit, audit-related, tax or other fees related to the Company’s business and invoiced the Company for such fees. The following information reports the fees for audit and other services provided by Deloitte for fiscal year 2021 in respect of the Company.
Pre-Approval Policies and Procedures. The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent registered certified public accounting firms. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before any independent registered public accounting firm is engaged to perform it. The audit committee approved all services provided by Deloitte in 2022 and 2021.
Audit Fees.  The aggregate fees billed by Deloitte for professional services for the audit of the annual financial statements of the Company and its consolidated subsidiaries, consents and review of documents filed with the SEC were $1,256,568 for 2022 and $418,448 for 2021. Furthermore, during 2021 and prior to the distribution, the Company’s subsidiary, Douglas Elliman Realty, LLC, reimbursed Vector Group $791,020 for fees paid by Vector Group to Deloitte (as part of Vector Group’s overhead allocation to the Douglas Elliman Realty, LLC). The amount of fees allocated prior to the distribution was also included under Audit Fees in Vector Group’s Definitive Proxy Statement, filed with the SEC on May 2, 2022.
Audit-Related Fees.  There were no aggregate fees billed by Deloitte for professional services for audit-related fees in 2022 or 2021.
Tax Fees.  There were no aggregate fees billed by Deloitte for professional services for tax in 2022 or 2021.
All Other Fees. There were no aggregate fees billed by Deloitte for other services in 2022 or 2021.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Amendment:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

10.1	Letter Agreement, dated February 28, 2023, between Douglas Elliman Inc. and J. David Ballard.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).
_____________________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Douglas Elliman Inc.
(Registrant)

By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Chief Financial Officer and Treasurer
Date: May 1, 2023