Form 10-Q
period 2023-03-31
Douglas Elliman Inc.
filed 2023-05-15
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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

☐	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging Growth Company
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
    At May 5, 2023, Douglas Elliman Inc. had 84,416,022 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$123,662	$163,859
Receivables	24,227	22,162
Agent receivables, net	19,507	12,826
Income taxes receivable, net	7,647	7,547
Restricted cash and cash equivalents	5,404	4,985
Other current assets	17,613	13,680
Total current assets	198,060	225,059
Property, plant and equipment, net	42,544	41,717
Operating lease right-of-use assets	113,105	117,773
Long-term investments (includes $5,345 and $6,219 at fair value)	12,669	12,932
Contract assets, net	36,004	38,913
Goodwill	32,230	32,230
Other intangible assets, net	73,489	73,666
Equity-method investments	2,055	1,629
Other assets	6,633	6,483
Total assets	$516,789	$550,402
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liability	$22,808	$22,328
Accounts payable	6,174	5,456
Commissions payable	25,783	22,117
Accrued salaries and benefits	3,371	18,228
Contract liabilities	7,711	8,222
Other current liabilities	22,480	13,607
Total current liabilities	88,327	89,958
Deferred income taxes, net	9,077	14,467
Non-current operating lease liabilities	115,192	120,508
Contract liabilities	52,837	54,706
Other liabilities	137	306
Total liabilities	265,570	279,945
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 84,416,022 and 80,881,022 shares issued and outstanding	844	809
Additional paid-in capital	271,678	273,111
Accumulated deficit	(22,624)	(5,000)
Total Douglas Elliman Inc. stockholders' equity	249,898	268,920
Non-controlling interest	1,321	1,537
Total stockholders' equity	251,219	270,457
Total liabilities and stockholders' equity	$516,789	$550,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Commissions and other brokerage income	$202,036	$295,109
Property management	8,777	9,199
Other ancillary services	3,169	4,592
Total revenues	213,982	308,900

Expenses:
Real estate agent commissions	156,102	223,422
Sales and marketing	21,239	19,306
Operations and support	18,893	18,091
General and administrative	32,295	32,830
Technology	6,012	5,293
Depreciation and amortization	2,039	2,079
Restructuring	1,210	—
Operating (loss) income	(23,808)	7,879

Other income (expenses):
Interest income	1,105	39
Equity in (losses) earnings from equity-method investments	(73)	532
Investment and other (loss) income	(454)	752
(Loss) income before provision for income taxes	(23,230)	9,202
Income tax (benefit) expense	(5,390)	2,917

Net (loss) income	(17,840)	6,285

Net loss attributed to non-controlling interest	216	225

Net (loss) income attributed to Douglas Elliman Inc.	$(17,624)	$6,510

Per basic common share:

Net (loss) income applicable to common shares attributed to Douglas Elliman Inc.	$(0.23)	$0.08

Per diluted common share:

Net (loss) income applicable to common shares attributed to Douglas Elliman Inc.	$(0.23)	$0.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2023	80,881,022	$809	$273,111	$(5,000)	$1,537	$270,457
Net loss	—	—	—	(17,624)	(216)	(17,840)
Distributions and dividends on common stock ($0.05 per share)	—	—	(4,221)	—	—	(4,221)
Restricted stock grants	3,535,000	35	(35)	—	—	—
Stock-based compensation	—	—	2,823	—	—	2,823
Balance as of March 31, 2023	84,416,022	$844	$271,678	$(22,624)	$1,321	$251,219

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of January 1, 2022	81,210,626	$812	$278,500	$622	$1,939	$281,873
Net income (loss)	—	—	—	6,510	(225)	6,285
Distributions and dividends on common stock ($0.05 per share)	—	—	—	(4,062)	—	(4,062)
Restricted stock grants	25,000	—	—	—	—	—
Stock-based compensation	—	—	2,652	—	—	2,652
Contributions from non-controlling interest	—	—	—		375	375
Balance as of March 31, 2022	81,235,626	$812	$281,152	$3,070	$2,089	$287,123
The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(17,840)	$6,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,039	2,079
Non-cash stock-based compensation expense	2,823	2,652
Loss on sale of assets	—	10
Deferred income taxes	(5,390)	—
Net losses (gains) on investment securities	454	(752)
Equity in losses (earnings) from equity-method investments	73	(532)
Non-cash lease expense	5,400	4,876
Provision for credit losses	1,428	558
Changes in assets and liabilities:
Receivables	(10,361)	339
Income taxes receivables, net	(100)	1,167
Accounts payable and accrued liabilities	13,257	1,246
Operating right-of-use assets and operating lease liabilities, net	(5,568)	(5,868)
Accrued salary and benefits	(14,857)	(18,070)
Other	(2,933)	(770)
Net cash used in operating activities	(31,575)	(6,780)
Cash flows from investing activities:
Investments in equity-method investments	—	(100)
Distributions from equity-method investments	—	60
Purchase of debt securities	(25)	(701)
Purchase of equity securities	(275)	(25)
Purchase of long-term investments	(55)	(200)
Capital expenditures	(3,627)	(849)
Net cash used in investing activities	(3,982)	(1,815)
Cash flows from financing activities:
Repayment of debt	—	(3,129)
Dividends on common stock	(4,221)	(4,062)
Contributions from non-controlling interest	—	375
Earn out payments	—	(18)
Net cash used in financing activities	(4,221)	(6,834)
Net decrease in cash, cash equivalents and restricted cash	(39,778)	(15,429)
Cash, cash equivalents and restricted cash, beginning of period	171,382	228,866
Cash, cash equivalents and restricted cash, end of period	$131,604	$213,437

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology, or PropTech, companies. The condensed consolidated financial statements of Douglas Elliman include the accounts of DER Holdings LLC and New Valley Ventures LLC (“New Valley Ventures”), directly and indirectly wholly owned subsidiaries of the Company. DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc., which are engaged in the residential real estate brokerage business with their subsidiaries. The operations of New Valley Ventures consist of minority investments in innovative and cutting-edge PropTech companies.
Certain references to “Douglas Elliman Realty” refer to the Company’s residential real estate brokerage business, including the operations of Douglas Elliman Realty, LLC and Douglas Elliman of California Inc., unless otherwise specified.
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.” These condensed consolidated financial statements should be read in conjunction with the combined consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
In presenting the condensed consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.
(b) Principles of Consolidation:
The condensed consolidated financial statements include the assets, liabilities, revenues, expenses and cash flows of DER Holdings LLC and New Valley Ventures as well as all other entities in which Douglas Elliman has a controlling financial interest. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
When evaluating an entity for consolidation, Douglas Elliman first determines whether an entity is within the scope of the guidance for consolidation of variable interest entities (“VIE”) and if it is deemed to be a VIE. If the entity is considered to be a VIE, Douglas Elliman determines whether it would be considered the entity’s primary beneficiary. Douglas Elliman consolidates those VIEs for which it has determined that it is the primary beneficiary. Douglas Elliman will consolidate an entity that is not deemed a VIE upon a determination that it has a controlling financial interest. For entities where Douglas Elliman does not have a controlling financial interest, the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(c) Estimates and Assumptions:
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
(d) (Loss) Earnings Per Share (“EPS”):
The Company has restricted stock awards which will provide cash dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The participating securities holders do not participate in the Company’s net losses. The Company first paid dividends during the three months ended March 31, 2022 and most recently paid a dividend during the three months ended March 31, 2023.
As a result, in its calculation of basic EPS and diluted EPS for the three months ended March 31, 2022, the Company adjusted its net income for the effect of these participating securities. There were no outstanding participating securities during the three months ended March 31, 2023.

	Three Months Ended
	March 31,
	2023	2022
Net (loss) income attributed to Douglas Elliman Inc.	$(17,624)	$6,510
Income attributable to participating securities	(307)	(275)
Net (loss) income available to common stockholders attributed to Douglas Elliman Inc.	$(17,931)	$6,235
Basic EPS is computed by dividing net (loss) income available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended
	March 31,
	2023	2022
Weighted-average shares for basic EPS	78,279,772	77,666,210
Incremental shares related to non-vested restricted stock	—	54,416
Weighted-average shares for diluted EPS	78,279,772	77,720,626
(e) Reconciliation of Cash, Cash Equivalents and Restricted Cash:
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$123,662	$163,859
Restricted cash and cash equivalents included in current assets	5,404	4,985
Restricted cash and cash equivalents included in other assets	2,538	2,538
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$131,604	$171,382
(f)  Related Party Transactions:
Agreements with Vector Group Ltd. (“Vector Group”) The Company paid Vector Group $1,050 and $1,050 under the Transition Services Agreement and $562 and $491 under the Aircraft Lease Agreement during the three months ended March 31, 2023 and 2022, respectively.
Real estate commissions. Real estate commissions include commissions of approximately $842 and $900 for the three months ended March 31, 2023 and 2022, respectively, from projects where the Company has been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that Vector Group owns an interest in through its real estate venture investments.
(g) Investment and Other (Losses) Income:
Investment and other (losses) income consists of the following:

	Three Months Ended
	March 31,
	2023	2022
Net (losses) gains recognized on PropTech convertible trading debt securities	$(352)	$154
Net (losses) gains recognized on long-term investments at fair value	(102)	598
Investment and other (losses) income	$(454)	$752
(h) Restructuring:
Employee severance and benefits expensed for the three months ended March 31, 2023 relate entirely to the reduction in staff and are cash charges. All of the amounts expensed for the three months ended March 31, 2023 are included in Restructuring expense in the Company’s condensed consolidated statements of operations. The following table present the changes in the employee severance and benefits liability under the Real Estate Brokerage segment restructuring plan for the three months ended March 31, 2023:

Employee Severance and Benefits
Severance liability balance at January 1, 2023	$—
Severance expense	1,210
Severance payments	(223)
Severance liability at March 31, 2023	$987
(i) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income; therefore, no statement of Comprehensive Income is included in the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(j)  Subsequent Events:
The Company has evaluated subsequent events through May 15, 2023, the date the financial statements were issued.
(k) New Accounting Pronouncements:
Accounting Standards Updates (“ASUs”) to be adopted in 2023:
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an acquirer recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting Standards Updates (“ASUs”) adopted in 2023:
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.    REVENUE RECOGNITION
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

	Three Months Ended March 31, 2023
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$57,798	$33,105	$54,454	$37,899	$183,256
Commission and other brokerage income - development marketing	7,763	619	10,060	338	18,780
Property management revenue	8,580	197	—	—	8,777
Escrow and title fees	399	210	—	2,560	3,169
Total revenue	$74,540	$34,131	$64,514	$40,797	$213,982

	Three Months Ended March 31, 2022
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$92,388	$50,079	$80,824	$51,884	$275,175
Commission and other brokerage income - development marketing	11,369	—	8,216	349	19,934
Property management revenue	9,041	158	—	—	9,199
Escrow and title fees	717	271	—	3,604	4,592
Total revenue	$113,515	$50,508	$89,040	$55,837	$308,900

Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	March 31, 2023	December 31, 2022

Receivables, which are included in receivables	$2,721	$3,063
Contract assets, net, which are included in other current assets	4,184	4,453
Contract assets, net, which are in other assets	36,004	38,913
Payables, which are included in other current liabilities	2,044	2,291
Contract liabilities, which are in current liabilities	7,711	8,222
Contract liabilities, which are in other liabilities	52,837	54,706
The Company recognized revenue of $1,614 for the three months ended March 31, 2023, that were included in the contract liabilities balances at December 31, 2022. The Company recognized revenue of $8,069 for the three months ended March 31, 2022, that were included in the contract liabilities balances at December 31, 2021.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $11,850 and $10,916 at March 31, 2023 and December 31, 2022, respectively.
The following table summarizes changes in the allowance for credit losses for the three months ended March 31, 2023:

	January 1, 2023	Current Period Provision		Write-offs	Recoveries	March 31, 2023
Allowance for credit losses:

Real estate broker agent receivables	$10,916	$1,428	(1)	$494	$—	$11,850
_____________________________
(1) The current period provision for the real estate broker agent receivables is included in “General and administrative expenses” in the Company’s condensed consolidated statements of operations.
The following table summarizes changes in the allowance for credit losses for the three months ended March 31, 2022:

	January 1, 2022	Current Period Provision		Write-offs	Recoveries	March 31, 2022
Allowance for credit losses:

Real estate broker agent receivables	$8,607	$558	(1)	$332	$—	$8,833
_____________________________
(1) The current period provision for the real estate broker agent receivables is included in “General and administrative expenses” in the Company’s condensed consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.    LEASES
Leases
The Company has operating leases for corporate and sales offices and equipment. The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2023	2022
Operating lease cost	$8,325	$8,169
Short-term lease cost	278	257
Variable lease cost	1,078	985
Less: Sublease income	(153)	(121)
Total lease cost	$9,528	$9,290
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$8,524	$9,196

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	732	6,984
Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2023	2022
Weighted average remaining lease term:
Operating leases	6.90	7.03

Weighted average discount rate:
Operating leases	8.75%	8.73%

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of March 31, 2023, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2023	$25,989
2024	29,863
2025	25,096
2026	22,733
2027	19,912
2028	18,129
Thereafter	46,053
Total lease payments	187,775
Less imputed interest	(49,775)
Total	$138,000
As of March 31, 2023, the Company had $217 in undiscounted lease payments relating to an operating lease for office space that has not yet commenced. The operating lease has a lease term of five years and is expected to commence during the third quarter of 2023.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	March 31, 2023	December 31, 2022
PropTech convertible trading debt securities	$2,630	$2,957
Long-term investment securities at fair value (1)	2,715	3,262
PropTech investments at cost	8,863	8,588
PropTech investments at equity method	497	—
Total investments	14,705	14,807
Less PropTech current convertible trading debt securities (2)	1,539	1,875
Less PropTech investments accounted for under the equity method	497	—
Total long-term investments	$12,669	$12,932
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2)    These amounts are included in Other current assets on the condensed consolidated balance sheets.
Net realized and unrealized losses and gains recognized on long-term investment securities were as follows:

	Three Months Ended
	March 31,
	2023	2022
Net realized (losses) gains recognized on PropTech convertible trading debt securities	$(352)	$154
Net unrealized (losses) gains recognized on long-term investments at fair value	(102)	598
Net realized and unrealized (losses) gains recognized on long-term investment securities	$(454)	$752
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The maturities of all convertible notes range from June 2023 to February 2025.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized (losses) gains recognized in net income on long-term investment securities at fair value during the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended
	March 31,
	2023	2022
Net unrealized (losses) gains recognized on long-term investment securities	$(102)	$598
The Company has unfunded commitments of $1,030 related to long-term investment securities at fair value as of March 31, 2023.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at March 31, 2023. During the three months ended March 31, 2023, New Valley Ventures invested $250 into one additional PropTech venture. The investment is classified as an equity security without a readily determinable fair value. The total carrying value of these investments was $8,863 as of March 31, 2023. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three months ended March 31, 2023.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6. EQUITY METHOD INVESTMENTS
Equity method investments consisted of the following:

	March 31, 2023	December 31, 2022
Ancillary services ventures	$2,055	$1,629
At March 31, 2023, the Company’s ownership percentages in these investments ranged from 17.0% to 50.0%; therefore, the Company accounts for these investments under the equity method of accounting.

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

Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was $2,055 as of March 31, 2023.

7.    CONTINGENCIES
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
8.    INCOME TAXES
The Company’s income tax (benefit) expense consisted of the following:

	Three Months Ended
	March 31,
	2023	2022
(Loss) income before provision for income taxes	$(23,230)	$9,202
Income tax (benefit) expense using estimated annual effective income tax rate	(5,390)	2,917
Income tax (benefit) expense	$(5,390)	$2,917

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of March 31, 2023
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$105,647	$105,647	$—	$—
Certificates of deposit (2)	507	—	507	—
PropTech convertible trading debt securities	1,539	—	—	1,539
Long-term investments
PropTech convertible trading debt securities	1,091	—	—	1,091
Long-term investment securities at fair value (3)	2,715	—	—	—
Total long-term investments	3,806	—	—	1,091
Total assets	$111,499	$105,647	$507	$2,630
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $5,404 that is included in current restricted cash and cash equivalents and $2,538 that is included in non-current restricted assets.
(2)Amounts included in current restricted assets and non-current restricted assets on the condensed consolidated balance sheets.
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
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $4,985 that is included in current restricted assets and $2,538 that is included in non-current restricted assets.
(2)Amounts included in current restricted assets and non-current restricted assets on the condensed consolidated balance sheets.
(3)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.
The fair value of the Level 2 certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is the rate offered by the financial institution.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at March 31, 2023:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at
	March 31, 2023	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$2,630	Discounted cash flow	Interest rate	4% and 8%
			Maturity	June 2023 - Feb 2025
			Volatility	56.9% - 101.9%
			Discount rate	33.62% - 190.38%
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2022:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at
	December 31, 2022	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$2,957	Discounted cash flow	Interest rate	4% and 8%
			Maturity	Mar 2023 -Feb 2025
			Volatility	60.7% - 103.3%
			Discount rate	29.39% - 186.15%
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2023 and December 31, 2022, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    SEGMENT INFORMATION
The Company’s business segments were Real Estate Brokerage and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the three months ended March 31, 2023 and 2022 were as follows:

	Real Estate Brokerage		Corporate and Other	Total
Three months ended March 31, 2023
Revenues	$213,982		$—	$213,982
Operating loss	(17,343)	(1)	(6,465)	(23,808)
Adjusted EBITDA attributed to Douglas Elliman (2)	(12,984)		(4,661)	(17,645)
Depreciation and amortization	2,039		—	2,039
Capital expenditures	3,627		—	3,627

Three months ended March 31, 2022
Revenues	$308,900		$—	$308,900
Operating income (loss)	14,541		(6,662)	7,879
Adjusted EBITDA attributed to Douglas Elliman (2)	17,662		(4,935)	12,727
Depreciation and amortization	2,079		—	2,079
Capital expenditures	849		—	849
_____________________________
(1)Operating loss includes $1,210 of restructuring expense.
(2)The following table reconciles operating income to Adjusted EBITDA attributed to Douglas Elliman for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Real estate brokerage segment
Operating (loss) income	$(17,343)	$14,541
Depreciation and amortization	2,039	2,079
Stock-based compensation	1,019	925
Restructuring	1,210	—
Adjusted EBITDA	(13,075)	17,545
Adjusted EBITDA attributed to non-controlling interest	91	117
Adjusted EBITDA attributed to Douglas Elliman	$(12,984)	$17,662

Corporate and other segment
Operating loss	$(6,465)	$(6,662)
Stock-based compensation	1,804	1,727
Adjusted EBITDA attributed to Douglas Elliman	$(4,661)	$(4,935)

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $27,505 and $33,533 as of March 31, 2023 and December 31, 2022, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets), the subsidiary of the Company remains contingently liable for the disposition of these deposits.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and audited financial statements as of and for the year ended December 31, 2022 and Notes thereto, included in our 2022 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period ended March 31, 2023.

Overview
We are a holding company and engaged principally in two business segments:
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

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman and Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the last twelve months ended March 31, 2023 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

Key Business Metrics

	Last twelve months ended	Three months ended March 31,		Year ended December 31, 2022
	March 31, 2023	2023	2022
Key Business Metrics
Total transactions (1)	23,988	4,627	7,212	26,573
Gross transaction value (in billions) (2)	$38.6	$7.3	$11.7	$42.9
Average transaction value per transaction (in thousands) (3)	$1,608.2	$1,580.4	$1,620.4	$1,616.3
Number of Principal Agents (4)	5,389	5,389	5,174	5,407
Annual Retention (5)	86%	N/A	N/A	87%
Net (loss) income attributed to Douglas Elliman Inc.	$(29,756)	$(17,624)	$6,510	$(5,622)
Net (loss) income margin	(2.81)%	(8.24)%	2.11%	(0.49)%
Adjusted EBITDA attributed to Douglas Elliman	$(15,421)	$(17,645)	$12,727	$14,951
Adjusted EBITDA attributed to Douglas Elliman margin	(1.46)%	(8.25)%	4.12%	1.30%
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
Reconciliations of these non-GAAP measures are provided in the table below.

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Last twelve months ended	Three months ended March 31,		Year ended December 31, 2022
	March 31, 2023	2023	2022
Net (loss) income attributed to Douglas Elliman Inc.	$(29,756)	$(17,624)	$6,510	$(5,622)
Interest income, net	(2,845)	(1,105)	(39)	(1,779)
Income tax (benefit) expense	(1,804)	(5,390)	2,917	6,503
Net loss attributed to non-controlling interest	(768)	(216)	(225)	(777)
Depreciation and amortization	7,972	2,039	2,079	8,012
Stock-based compensation (a)	11,309	2,823	2,652	11,138
Equity in losses (earnings) from equity method investments (b)	1,168	73	(532)	563
Restructuring	1,210	1,210	—	—
Other, net	(2,223)	454	(752)	(3,429)
Adjusted EBITDA	(15,737)	(17,736)	12,610	14,609
Adjusted EBITDA attributed to non-controlling interest	316	91	117	342
Adjusted EBITDA attributed to Douglas Elliman	$(15,421)	$(17,645)	$12,727	$14,951

Real estate brokerage segment
Operating (loss) income	$(9,891)	$(17,343)	$14,541	$21,993
Depreciation and amortization	7,972	2,039	2,079	8,012
Stock-based compensation	4,289	1,019	925	4,195
Restructuring	1,210	1,210	—	—
Adjusted EBITDA	3,580	(13,075)	17,545	34,200
Adjusted EBITDA attributed to non-controlling interest	316	91	117	342
Adjusted EBITDA attributed to Douglas Elliman	$3,896	$(12,984)	$17,662	$34,542

Corporate and other segment
Operating loss	$(26,337)	$(6,465)	$(6,662)	$(26,534)
Stock-based compensation	7,020	1,804	1,727	6,943
Adjusted EBITDA attributed to Douglas Elliman	$(19,317)	$(4,661)	$(4,935)	$(19,591)

Total adjusted EBITDA attributed to Douglas Elliman	$(15,421)	$(17,645)	$12,727	$14,951
_____________________________
(a)Represents amortization of stock-based compensation. $4,289, $1,019, $925, and $4,195 are attributable to the Real estate brokerage segment for the last twelve months ended March 31, 2023, the three months ended March 31, 2023, and 2022, and the year ended December 31, 2022, respectively. $7,020, $1,804, $1,727, and $6,943 are attributable to the Corporate and other segment for the last twelve months ended March 31, 2023, the three months ended March 31, 2023, and 2022, and the year ended December 31, 2022, respectively.
(b)Represents equity in losses (earnings) recognized from the Company’s investment in an equity method investment that is accounted for under the equity method and is not consolidated in the Company’s financial results.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Three months ended March 31, 2023 Compared to Three months ended March 31, 2022
The following table sets forth our revenue and operating (loss) income by segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$213,982	$308,900

Operating (loss) income by segment:
Real estate brokerage segment	$(17,343)	$14,541
Corporate and other segment	(6,465)	(6,662)
Total operating (loss) income	$(23,808)	$7,879

Real estate brokerage segment
Operating (loss) income	$(17,343)	$14,541
Depreciation and amortization	2,039	2,079
Stock-based compensation	1,019	925
Adjusted EBITDA	(13,075)	17,545
Adjusted EBITDA attributed to non-controlling interest	91	117
Adjusted EBITDA attributed to Douglas Elliman	$(12,984)	$17,662

Corporate and other segment
Operating loss	$(6,465)	$(6,662)
Stock-based compensation	1,804	1,727
Adjusted EBITDA attributed to Douglas Elliman	$(4,661)	$(4,935)
Three months ended March 31, 2023 Compared to Three months ended March 31, 2022
Revenues. Our revenues were $213,982 for the three months ended March 31, 2023 compared to $308,900 for the three months ended March 31, 2022. The $94,918 (30.7%) decline in revenues was primarily due to a $93,073 decline in the Real Estate Brokerage segment’s commissions and other brokerage income because of lower revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates.
Operating expenses. Our operating expenses were $237,790 for the three months ended March 31, 2023 compared to $301,021 for the three months ended March 31, 2022. The decline of $63,231 was due primarily to declines in real estate brokerage commissions of $67,320. This was offset by increases in expenses associated with our expansion into new markets and enhancements to our agent-facing technology platform.
Operating (loss) income. Operating loss was $23,808 for the three months ended March 31, 2023 compared to operating income of $7,879 for the same three months ended March 31, 2022. The $31,687 decline in operating income was primarily due to the net impact of declines in commission and other brokerage revenues.
Other income. Other income was $578 for the three months ended March 31, 2023 compared to $1,323 for the three months ended March 31, 2022. For the three months ended March 31, 2023, other income primarily consisted of interest income, net of $1,105. This was offset by investment and other loss, primarily associated with our PropTech investments of $454, and equity losses from equity method investments of $73.
(Loss) income before provision for income taxes. Loss before income taxes was $23,230 for the three months ended March 31, 2023 and income before income taxes was $9,202 for the three months ended March 31, 2022.
Income tax (benefit) expense. Income tax benefit was $5,390 for the three months ended March 31, 2023 and income tax expense was $2,917 for the three months ended March 31, 2022.

We calculate our provision for income taxes based upon our estimate of the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as current information becomes available.
Real Estate Brokerage.
The following table sets forth our condensed consolidated statements of operations data for the Real Estate Brokerage segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023		2022
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$202,036	94.4%	$295,109	95.5%
Property management	8,777	4.1%	9,199	3.0%
Other ancillary services	3,169	1.5%	4,592	1.5%
Total revenues	$213,982	100%	$308,900	100%

Operating expenses:
Real estate agent commissions	$156,102	73.0%	$223,422	72.3%
Sales and marketing	21,239	9.9%	19,306	6.2%
Operations and support	18,893	8.8%	18,091	5.9%
General and administrative	25,830	12.1%	26,168	8.5%
Technology	6,012	2.8%	5,293	1.7%
Depreciation and amortization	2,039	1.0%	2,079	0.7%
Restructuring	1,210	0.6%	—	—%
Operating (loss) income	$(17,343)	(8.1)%	$14,541	4.7%
Revenues. Our revenues were $213,982 for the three months ended March 31, 2023 compared to $308,900 for the three months ended March 31, 2022. The decline of $94,918 (30.7%) was primarily related to a decline of $93,073 in our commission and other brokerage income because of lower revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates.
Our revenues from commission and other brokerage income were $202,036 for the three months ended March 31, 2023 compared to $295,109 for the three months ended March 31, 2022, a decline of $93,073. In 2023, our commission and other brokerage income generated from the sales of existing homes declined by $34,590 in New York City, $26,370 in our Florida market and $16,974 in the Northeast region, which excludes New York City, and $13,985 in the West region. In addition, our revenues from Development Marketing declined by $1,154 in 2023 compared to 2022.
Operating Expenses. Our operating expenses were $231,325 for the three months ended March 31, 2023 compared to $294,359 for the three months ended March 31, 2022, a decline of $63,034, due primarily to declines in real estate brokerage commissions. This was offset by increases in sales and marketing, general and administrative and technology expenses. The primary components of operating expenses are described below.
Real Estate Agent Commissions. As a result of declines in commissions and other brokerage income, our real estate agent commissions expense was $156,102 for the three months ended March 31, 2023 compared to $223,422 for the three months ended March 31, 2022, a decline of $67,320 (30.1%). Real estate agent commissions expense, as a percentage of revenues, increased to 73.0% for the three months ended March 31, 2023 compared to 72.3% for the three months ended March 31, 2022.
Sales and Marketing. Sales and marketing expenses were $21,239 for the three months ended March 31, 2023 compared to $19,306 for the three months ended March 31, 2022. The increase was primarily due to additional promotional sponsorships and events in the 2023 period.
Operations and support. Operations and support expenses were $18,893 for the three months ended March 31, 2023 compared to $18,091 for the three months ended March 31, 2022.
General and administrative. General and administrative expenses were $25,830 for the three months ended March 31, 2023 compared to $26,168 for the three months ended March 31, 2022.

Technology. Technology expenses were $6,012 for the three months ended March 31, 2023 compared to $5,293 for the three months ended March 31, 2022. The increase in the 2023 period was related to technology enhancements, incremental refinements and various implementations of cloud-based applications in brokerage and property management.
Operating (loss) income. Operating loss was $17,343 for the three months ended March 31, 2023 compared to operating income of $14,541 for the three months ended March 31, 2022. The decline in operating income is primarily associated with the decline in revenues, expenses associated with non-cash stock compensation, business expansion, agent support, expansion into new markets and technology.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $6,465 for the three months ended March 31, 2023 compared to $6,662 for the three months ended March 31, 2022.

Summary of PropTech Investments
As of March 31, 2023, New Valley Ventures had investments (at a carrying value) of approximately $14,705 in PropTech companies. This amounts to approximately 3% of the value of Douglas Elliman’s total assets, which totaled approximately $517 million, as of March 31, 2023. During the three months ended March 31, 2023 we made a new PropTech investment, which was a non-controlling interest investment, in Infinite Creator, a video production application that allows users to capture professional-quality videos from a smartphone in minutes.

Liquidity and Capital Resources
Cash and cash equivalents declined by $39,778 and $15,429 during the three months ended March 31, 2023 and 2022, respectively. Restricted cash, which is included in cash and cash equivalents, was $7,942, and $9,768 as of March 31, 2023 and 2022, respectively.
Cash used in operations was $31,575 and $6,780 for the three months ended March 31, 2023 and 2022, respectively. The decline in the 2023 period was related to lower operating income as a result of the decline in revenues and increased expenses in our brokerage segment, along with changes in working capital due to the timing of payments. In addition, cash was negatively impacted in each of the three months ended March 31, 2023 and 2022 due to the payment of year-end incentive compensation, which is accrued in the previous year and paid in the first quarter of the succeeding year.
Cash used in investing activities was $3,982 and $1,815 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, cash used in investing activities was comprised of capital expenditures of $3,627 and the purchase of investments of $355 in our PropTech business. For the three months ended March 31, 2022, cash used in investing activities was comprised of the purchase of investments of $926 in the Company’s PropTech business, capital expenditures of $849 and investments of $100 in equity-method investments. This was offset by $60 of distributions from equity-method investments in the 2022 period.
Our investment philosophy is to maximize return on investments using a reasonable expectation for return when investing in equity-method investments and PropTech investments as well as making capital expenditures.
Cash used in financing activities was $4,221 and $6,834 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, cash used in financing activities was comprised of dividends and distributions on common stock of $4,221. For the three months ended March 31, 2022, cash used in financing activities was comprised of dividends and distributions on common stock of $4,062, repayment of debt of $3,129 and $18 of earn-out payments. These amounts were partially offset by contributions from a non-controlling interest associated with Douglas Elliman Texas of $375.
We had cash and cash equivalents of approximately $123,662 as of March 31, 2023 and, in addition to any cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make or seek to make other investments, which may limit our liquidity otherwise available.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2023, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of March 31, 2023, we had outstanding approximately $3,000 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. The escrow funds on deposit at the subsidiary were $27,505 and $33,533 as of March 31, 2023 and December 31, 2022, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets), the subsidiary of the Company remains contingently liable for the disposition of these deposits.

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

Legislation and Regulation
There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
•general economic and market conditions and any changes therein, including due to macroeconomic conditions, interest rate fluctuations, inflation, acts of war and terrorism or otherwise,
•governmental regulations and policies, including with respect to regulation of the real estate market or monetary and fiscal policy and its effect on overall economic activity, in particular, mortgage interest rates,
•the impacts of banks not honoring the escrow and trust deposits held by our subsidiaries,

•litigation risks,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises (and responses to them),
•the impacts of the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017, including the continued impact on the markets of our business,
•effects of industry competition,
•severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity,
•the level of our expenses, including our corporate expenses as a standalone public company,
•the tax-free treatment of the Distribution,
•our lack of operating history as a public company and costs associated with being a standalone public company,
•the failure of Vector Group to satisfy its respective obligations under the Transition Services Agreement or other agreements entered into in connection with the Distribution, and
•the additional factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission as updated in this report.
Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to Note 7 to our condensed consolidated financial statements, incorporated herein by reference, which contains a general description of certain legal proceedings to which our company or its subsidiaries are a party.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended March 31, 2023.
No equity securities of ours which were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 were purchased by us during the three months ended March 31, 2023.

Item 6.    Exhibits:

*10.1	Letter Agreement, dated February 28, 2023, between Douglas Elliman Inc. and J. David Ballard (incorporated by reference to Exhibit 10.1 in the Company’s Form 10-K/A for the year ended December 31, 2022).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	May 15, 2023