Form 10-Q
period 2023-06-30
Douglas Elliman Inc.
filed 2023-08-09
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

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
☐ Yes ☒ No
    At August 4, 2023, Douglas Elliman Inc. had 88,632,319 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$130,418	$163,859
Receivables	20,996	22,162
Agent receivables, net	16,600	12,826
Income taxes receivable, net	7,647	7,547
Restricted cash and cash equivalents	6,342	4,985
Other current assets	18,854	13,680
Total current assets	200,857	225,059
Property, plant and equipment, net	41,604	41,717
Operating lease right-of-use assets	113,192	117,773
Long-term investments (includes $4,157 and $6,219 at fair value)	13,091	12,932
Contract assets, net	35,113	38,913
Goodwill	32,230	32,230
Other intangible assets, net	73,313	73,666
Equity-method investments	1,975	1,629
Other assets	6,757	6,483
Total assets	$518,132	$550,402
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liability	$22,213	$22,328
Accounts payable	4,876	5,456
Commissions payable	25,016	22,117
Accrued salaries and benefits	6,519	18,228
Contract liabilities	9,154	8,222
Other current liabilities	25,436	13,607
Total current liabilities	93,214	89,958
Deferred income taxes, net	7,784	14,467
Non-current operating lease liabilities	115,505	120,508
Contract liabilities	52,143	54,706
Other liabilities	56	306
Total liabilities	268,702	279,945
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 88,632,319 and 80,881,022 shares issued and outstanding	886	809
Additional paid-in capital	275,025	273,111
Accumulated deficit	(27,843)	(5,000)
Total Douglas Elliman Inc. stockholders' equity	248,068	268,920
Non-controlling interest	1,362	1,537
Total stockholders' equity	249,430	270,457
Total liabilities and stockholders' equity	$518,132	$550,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Commissions and other brokerage income	$262,489	$348,831	$464,525	$643,940
Property management	9,375	10,046	18,152	19,245
Other ancillary services	4,048	5,482	7,217	10,074
Total revenues	275,912	364,359	489,894	673,259

Expenses:
Real estate agent commissions	204,802	267,182	360,904	490,604
Sales and marketing	22,161	22,136	43,400	41,442
Operations and support	17,324	19,563	36,217	37,654
General and administrative	31,259	32,875	63,554	65,705
Technology	6,163	5,989	12,175	11,282
Depreciation and amortization	1,993	1,986	4,032	4,065
Restructuring	507	—	1,717	—
Operating (loss) income	(8,297)	14,628	(32,105)	22,507

Other income (expenses):
Interest income	1,370	32	2,475	71
Equity in (losses) earnings from equity-method investments	(80)	(114)	(153)	418
Investment and other income	536	1,219	82	1,971
(Loss) income before provision for income taxes	(6,471)	15,765	(29,701)	24,967
Income tax (benefit) expense	(1,293)	5,546	(6,683)	8,463

Net (loss) income	(5,178)	10,219	(23,018)	16,504

Net (income) loss attributed to non-controlling interest	(41)	27	175	252

Net (loss) income attributed to Douglas Elliman Inc.	$(5,219)	$10,246	$(22,843)	$16,756

Per basic common share:

Net (loss) income applicable to common shares attributed to Douglas Elliman Inc.	$(0.06)	$0.12	$(0.28)	$0.20

Per diluted common share:

Net (loss) income applicable to common shares attributed to Douglas Elliman Inc.	$(0.06)	$0.12	$(0.28)	$0.20

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of April 1, 2023	84,416,022	$844	$271,678	$(22,624)	$1,321	$251,219
Net loss	—	—	—	(5,219)	41	(5,178)
Distributions and dividends on common stock	(372)	—	(1)	—	—	(1)
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(3,935)	—	(11)	—	—	(11)
Effect of stock dividend	4,220,604	42	(42)	—	—	—
Stock-based compensation	—	—	3,401	—	—	3,401
Balance as of June 30, 2023	88,632,319	$886	$275,025	$(27,843)	$1,362	$249,430

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of April 1, 2022	81,235,626	$812	$281,152	$3,070	$2,089	$287,123
Net income (loss)	—	—	—	10,246	(27)	10,219
Distributions and dividends on common stock ($0.05 per share)	—	—	—	(4,064)	—	(4,064)
Restricted stock grants	40,000	1	(1)	—	—	—
Stock-based compensation	—	—	2,659	—	—	2,659
Balance as of June 30, 2022	81,275,626	$813	$283,810	$9,252	$2,062	$295,937

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2023	80,881,022	$809	$273,111	$(5,000)	$1,537	$270,457
Net loss	—	—	—	(22,843)	(175)	(23,018)
Distributions and dividends on common stock ($0.05 per share)	(372)	—	(4,222)	—	—	(4,222)
Restricted stock grants	3,535,000	35	(35)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(3,935)	—	(11)	—	—	(11)
Effect of stock dividend	4,220,604	42	(42)	—	—	—
Stock-based compensation	—	—	6,224	—	—	6,224
Balance as of June 30, 2023	88,632,319	$886	$275,025	$(27,843)	$1,362	$249,430

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of January 1, 2022	81,210,626	$812	$278,500	$622	$1,939	$281,873
Net income (loss)	—	—	—	16,756	(252)	16,504
Distributions and dividends on common stock ($0.10 per share)	—	—	—	(8,126)	—	(8,126)
Restricted stock grants	65,000	1	(1)	—	—	—
Stock-based compensation	—	—	5,311	—	—	5,311
Contributions from non-controlling interest	—	—	—		375	375
Balance as of June 30, 2022	81,275,626	$813	$283,810	$9,252	$2,062	$295,937
The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(23,018)	$16,504
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,032	4,065
Non-cash stock-based compensation expense	6,224	5,311
Loss on sale of assets	—	10
Deferred income taxes	(6,682)	—
Net gains on investment securities	(82)	(1,418)
Equity in losses (earnings) from equity-method investments	153	(418)
Distributions from equity-method investments	—	653
Non-cash lease expense	10,877	9,971
Provision for credit losses	2,750	1,092
Changes in assets and liabilities:
Receivables	(5,358)	(4,954)
Income taxes receivables, net	(100)	193
Accounts payable and accrued liabilities	14,148	(3,218)
Operating right-of-use assets and operating lease liabilities, net	(11,414)	(11,990)
Accrued salary and benefits	(11,709)	(12,595)
Other	(2,961)	(369)
Net cash (used in) provided by operating activities	(23,140)	2,837
Cash flows from investing activities:
Investments in equity-method investments	—	(100)
Distributions from equity-method investments	—	75
Purchase of debt securities	(25)	(701)
Proceeds from sale or liquidation of long-term investments	408	—
Purchase of equity securities	(300)	(1,025)
Purchase of long-term investments	(180)	(425)
Capital expenditures	(4,614)	(4,367)
Net cash used in investing activities	(4,711)	(6,543)
Cash flows from financing activities:
Repayment of debt	—	(6,264)
Dividends on common stock	(4,222)	(8,120)
Contributions from non-controlling interest	—	375
Tax benefit of options exercised	(11)	—
Earn out payments	—	(100)
Net cash used in financing activities	(4,233)	(14,109)
Net decrease in cash, cash equivalents and restricted cash	(32,084)	(17,815)
Cash, cash equivalents and restricted cash, beginning of period	171,382	228,866
Cash, cash equivalents and restricted cash, end of period	$139,298	$211,051

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
(d) (Loss) Earnings Per Share (“EPS”):
The Company has restricted stock awards which will provide dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The participating securities holders do not participate in the Company’s net losses. The Company paid a cash dividend during each of the quarters beginning with the quarter ended March 31, 2022 through March 31, 2023. As a result, in its calculation of basic EPS and diluted EPS for the three and six months ended June 30, 2022, the Company adjusted its net income for the effect of these participating securities. There were no outstanding non-participating securities during the three and six months ended June 30, 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net (loss) income attributed to Douglas Elliman Inc.	$(5,219)	$10,246	$(22,843)	$16,756
Income attributable to participating securities	—	(439)	(307)	(714)
Net (loss) income available to common stockholders attributed to Douglas Elliman Inc.	$(5,219)	$9,807	$(23,150)	$16,042
Basic EPS is computed by dividing net (loss) income available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend distributed to Company stockholders on June 30, 2023. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividend.
Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted-average shares for basic EPS	82,195,791	81,549,521	82,194,781	81,549,521
Incremental shares related to non-vested restricted stock	—	57,137	—	57,137
Weighted-average shares for diluted EPS	82,195,791	81,606,658	82,194,781	81,606,658
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$130,418	$163,859
Restricted cash and cash equivalents included in current assets	6,342	4,985
Restricted cash and cash equivalents included in other assets	2,538	2,538
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$139,298	$171,382
(f)  Related Party Transactions:
Agreements with Vector Group Ltd. (“Vector Group”) The Company paid Vector Group $1,050 and $2,100 under the Transition Services Agreement during the three and six months ended June 30, 2023 and 2022, respectively and $734 and $1,296 under the Aircraft Lease Agreement during the three and six months ended June 30, 2023 and $686 and $1,177 for the three and six months ended June 30, 2022 , respectively.
Vector Group has agreed to indemnify the Company for certain tax matters under the Tax Disaffiliation Agreement. The Company recorded Other income of $553 for three and six months ended June 30, 2022 and did not record any income for the three and six months ended June 30, 2023 related to the tax indemnifications.
Real estate commissions. Real estate commissions include commissions of approximately $0 and $842 for the three and six months ended June 30, 2023 and $201 and $4,228 for the three and six months ended June 30, 2022, respectively, from projects where the Company has been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that Vector Group owns an interest in through its real estate venture investments.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(g) Investment and Other Income:
Investment and other (losses) income consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net gains recognized on PropTech convertible trading debt securities	$540	$521	$188	$675
Net (losses) gains recognized on long-term investments at fair value	(4)	145	(106)	743
Income related to Tax Disaffiliation indemnification	—	553	—	553
Investment and other income	$536	$1,219	$82	$1,971
(h) Restructuring:
Employee severance and benefits expensed for the three and six months ended June 30, 2023 relate entirely to the reduction in staff and are cash charges. All of the amounts expensed for the three and six months ended June 30, 2023 are included in Restructuring expense in the Company’s condensed consolidated statements of operations. The following table presents the changes in the employee severance and benefits liability under the Real Estate Brokerage segment restructuring plan for the six months ended June 30, 2023:

Employee Severance and Benefits
Severance liability balance at January 1, 2023	$—
Severance expense	1,717
Severance payments	(588)
Severance liability at June 30, 2023	$1,129
(i) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income; therefore, no statement of Comprehensive Income is included in the condensed consolidated financial statements.
(j)  Subsequent Events:
The Company has evaluated subsequent events through August 9, 2023, the date the financial statements were issued.
(k) New Accounting Pronouncements:
Accounting Standards Updates (“ASUs”) adopted in 2023:
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.    REVENUE RECOGNITION
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

	Three Months Ended June 30, 2023
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$82,448	$48,948	$66,889	$50,095	$248,380
Commission and other brokerage income - development marketing	6,900	242	6,217	750	14,109
Property management revenue	9,195	180	—	—	9,375
Escrow and title fees	526	227	—	3,295	4,048
Total revenue	$99,069	$49,597	$73,106	$54,140	$275,912

	Three Months Ended June 30, 2022
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$107,656	$62,712	$91,885	$62,580	$324,833
Commission and other brokerage income - development marketing	17,808	—	3,968	2,222	23,998
Property management revenue	9,893	153	—	—	10,046
Escrow and title fees	1,190	436	—	3,856	5,482
Total revenue	$136,547	$63,301	$95,853	$68,658	$364,359

	Six Months Ended June 30, 2023
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$140,246	$82,053	$121,343	$87,994	$431,636
Commission and other brokerage income - development marketing	14,663	861	16,277	1,088	32,889
Property management revenue	17,775	377	—	—	18,152
Escrow and title fees	925	437	—	5,855	7,217
Total revenue	$173,609	$83,728	$137,620	$94,937	$489,894

	Six Months Ended June 30, 2022
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$200,044	$112,791	$172,709	$114,464	$600,008
Commission and other brokerage income - development marketing	29,177	—	12,184	2,571	43,932
Property management revenue	18,934	311	—	—	19,245
Escrow and title fees	1,907	707	—	7,460	10,074
Total revenue	$250,062	$113,809	$184,893	$124,495	$673,259

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	June 30, 2023	December 31, 2022

Receivables, which are included in receivables	$2,487	$3,063
Contract assets, net, which are included in other current assets	4,841	4,453
Contract assets, net, which are in other assets	35,113	38,913
Payables, which are included in other current liabilities	1,853	2,291
Contract liabilities, which are in current liabilities	9,154	8,222
Contract liabilities, which are in other liabilities	52,143	54,706
The Company recognized revenue of $4,847 and $6,461 for the three and six months ended June 30, 2023, respectively, that were included in the contract liabilities balances at December 31, 2022. The Company recognized revenue of $7,287 and $15,356 for the three and six months ended June 30, 2022, respectively, that were included in the contract liabilities balances at December 31, 2021.

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $12,346 and $10,916 at June 30, 2023 and December 31, 2022, respectively.
The following table summarizes changes in the allowance for credit losses for the six months ended June 30, 2023:

	January 1, 2023	Current Period Provision		Write-offs	Recoveries	June 30, 2023
Allowance for credit losses:

Real estate broker agent receivables	$10,916	$2,750	(1)	$1,320	$—	$12,346
_____________________________
(1) The current period provision for the real estate broker agent receivables is included in “General and administrative expenses” in the Company’s condensed consolidated statements of operations.
The following table summarizes changes in the allowance for credit losses for the six months ended June 30, 2022:

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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.    LEASES
The Company has operating leases for corporate and sales offices and equipment. The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease cost	$8,320	$8,300	$16,645	$16,469
Short-term lease cost	375	281	653	538
Variable lease cost	1,052	943	2,130	1,928
Less: Sublease income	(156)	(152)	(309)	(273)
Total lease cost	$9,591	$9,372	$19,119	$18,662
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$17,231	$18,565

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,296	10,617
Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2023	2022
Weighted average remaining lease term:
Operating leases	6.73	7.03

Weighted average discount rate:
Operating leases	8.66%	8.73%
As of June 30, 2023, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2023	$17,520
2024	32,000
2025	27,433
2026	25,107
2027	22,314
2028	19,294
Thereafter	46,053
Total lease payments	189,721
Less imputed interest	(52,003)
Total	$137,718

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2023, the Company had $3,940 in undiscounted lease payments relating to an operating lease for office space that has not yet commenced. The operating lease has a lease term of approximately five years and is expected to commence during the third quarter of 2023.

5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	June 30, 2023	December 31, 2022
PropTech convertible trading debt securities	$1,321	$2,957
Long-term investment securities at fair value (1)	2,836	3,262
PropTech investments at cost	9,164	8,588
PropTech investments at equity method	588	—
Total investments	13,909	14,807
Less PropTech current convertible trading debt securities (2)	230	1,875
Less PropTech investments accounted for under the equity method	588	—
Total long-term investments	$13,091	$12,932
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2)    These amounts are included in Other current assets on the condensed consolidated balance sheets.
Net realized and unrealized gains (losses) recognized on long-term investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net realized gains recognized on PropTech convertible trading debt securities	$540	$521	$188	$675
Net unrealized (losses) gains recognized on long-term investments at fair value	(4)	145	(106)	743
Net realized and unrealized gains recognized on long-term investment securities	$536	$666	$82	$1,418
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The maturities of all convertible notes range from December 2023 to February 2025.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized (losses) gains recognized in net income on long-term investment securities at fair value during the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net unrealized (losses) gains recognized on long-term investment securities	$(4)	$145	$(106)	$743
The Company has unfunded commitments of $905 related to long-term investment securities at fair value as of June 30, 2023.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at June 30, 2023. During the six months ended June 30, 2023, New Valley Ventures invested $250 into one new PropTech venture and $50 into an existing PropTech venture. During the three months ended June 30, 2023, one of the convertible trading debt securities converted into equity and was classified as an equity security without a readily determinable fair value. The total carrying value of equity securities without readily determinable fair values that do not qualify for the NAV practical expedient was $9,164 as of June 30, 2023. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the six months ended June 30, 2023.

6. EQUITY METHOD INVESTMENTS
Equity method investments consisted of the following:

	June 30, 2023	December 31, 2022
Ancillary services ventures	$1,975	$1,629
At June 30, 2023, the Company’s ownership percentages in these investments ranged from 10.9% to 50.0%; therefore, the Company accounts for these investments under the equity method of accounting.

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

Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was $1,975 as of June 30, 2023.

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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.    INCOME TAXES
The Company’s income tax (benefit) expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(Loss) income before provision for income taxes	$(6,471)	$15,765	$(29,701)	$24,967
Income tax (benefit) expense using estimated annual effective income tax rate	(1,456)	5,344	(6,683)	8,463
Changes in effective tax rates	163	202	—	—
Income tax (benefit) expense	$(1,293)	$5,546	$(6,683)	$8,463

9.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2023
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$120,019	$120,019	$—	$—
Certificates of deposit (2)	507	—	507	—
PropTech convertible trading debt securities	230	—	—	230
Long-term investments
PropTech convertible trading debt securities	1,091	—	—	1,091
Long-term investment securities at fair value (3)	2,836	—	—	—
Total long-term investments	3,927	—	—	1,091
Total assets	$124,683	$120,019	$507	$1,321
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $6,342 that is included in current restricted cash and cash equivalents and $2,538 that is included in non-current restricted assets.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at June 30, 2023:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at
	June 30, 2023	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,321	Discounted cash flow	Interest rate	4% and 5%
			Maturity	Dec 2023 - Feb 2025
			Volatility	56.9% - 76.2%
			Discount rate	33.62% - 52.51%

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2023 and December 31, 2022, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    SEGMENT INFORMATION
The Company’s business segments were Real Estate Brokerage and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the three and six months ended June 30, 2023 and 2022 were as follows:

	Real Estate Brokerage		Corporate and Other	Total
Three months ended June 30, 2023
Revenues	$275,912		$—	$275,912
Operating loss	(1,014)	(1)	(7,283)	(8,297)
Adjusted EBITDA attributed to Douglas Elliman (2)	2,481		(5,043)	(2,562)
Depreciation and amortization	1,993		—	1,993

Three months ended June 30, 2022
Revenues	$364,359		$—	$364,359
Operating income (loss)	21,575		(6,947)	14,628
Adjusted EBITDA attributed to Douglas Elliman (2)	24,424		(5,222)	19,202
Depreciation and amortization	1,986		—	1,986

Six months ended June 30, 2023
Revenues	$489,894		$—	$489,894
Operating loss	(18,357)	(3)	(13,748)	(32,105)
Adjusted EBITDA attributed to Douglas Elliman (2)	(10,503)		(9,704)	(20,207)
Depreciation and amortization	4,032		—	4,032
Capital expenditures	4,614		—	4,614

Six months ended June 30, 2022
Revenues	$673,259		$—	$673,259
Operating income (loss)	36,116		(13,609)	22,507
Adjusted EBITDA attributed to Douglas Elliman (2)	42,086		(10,157)	31,929
Depreciation and amortization	4,065		—	4,065
Capital expenditures	4,367		—	4,367
_____________________________
(1)Operating loss includes $507 of restructuring expense.
(2)The following table reconciles operating income to Adjusted EBITDA attributed to Douglas Elliman for the three and six months ended June 30, 2023 and 2022.
(3)Operating loss includes $1,717 of restructuring expense.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Real estate brokerage segment
Operating (loss) income	$(1,014)	21,575	$(18,357)	$36,116
Depreciation and amortization	1,993	1,986	4,032	4,065
Stock-based compensation	1,161	934	2,180	1,859
Restructuring	507	—	1,717	—
Adjusted EBITDA	2,647	24,495	(10,428)	42,040
Adjusted EBITDA attributed to non-controlling interest	(166)	(71)	(75)	46
Adjusted EBITDA attributed to Douglas Elliman	$2,481	$24,424	$(10,503)	$42,086

Corporate and other segment
Operating loss	$(7,283)	$(6,947)	$(13,748)	$(13,609)
Stock-based compensation	2,240	1,725	4,044	3,452
Adjusted EBITDA attributed to Douglas Elliman	$(5,043)	$(5,222)	$(9,704)	$(10,157)

11. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $37,104 and $33,533 as of June 30, 2023 and December 31, 2022, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these deposits.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Audited Consolidated Financial Statements as of and for the year ended December 31, 2022 and Notes thereto, included in our 2022 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period and six months ended June 30, 2023.

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

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman, Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the last twelve months ended June 30, 2023 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

Key Business Metrics

	Last twelve months ended	Six months ended June 30,		Year ended December 31, 2022
	June 30, 2023	2023	2022
Key Business Metrics
Total transactions (1)	22,243	10,671	15,001	26,573
Gross transaction value (in billions) (2)	$34.9	$17.2	$25.3	$42.9
Average transaction value per transaction (in thousands) (3)	$1,568.7	$1,614.3	$1,685.5	$1,616.3
Number of Principal Agents (4)	5,386	5,386	5,245	5,407
Annual Retention (5)	87%	N/A	N/A	87%
Net (loss) income attributed to Douglas Elliman Inc.	$(45,221)	$(22,843)	$16,756	$(5,622)
Net (loss) income margin	(4.66)%	(4.66)%	2.49%	(0.49)%
Adjusted EBITDA attributed to Douglas Elliman	$(37,185)	$(20,207)	$31,929	$14,951
Adjusted EBITDA attributed to Douglas Elliman Margin	(3.83)%	(4.12)%	4.74%	1.30%
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
Reconciliations of these non-GAAP measures are provided in the table below.

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Last twelve months ended	Six months ended June 30,		Year ended December 31, 2022
	June 30, 2023	2023	2022
Net (loss) income attributed to Douglas Elliman Inc.	$(45,221)	$(22,843)	$16,756	$(5,622)
Interest income, net	(4,183)	(2,475)	(71)	(1,779)
Income tax (benefit) expense	(8,643)	(6,683)	8,463	6,503
Net loss attributed to non-controlling interest	(700)	(175)	(252)	(777)
Depreciation and amortization	7,979	4,032	4,065	8,012
Stock-based compensation (a)	12,051	6,224	5,311	11,138
Equity in losses (earnings) from equity method investments (b)	1,134	153	(418)	563
Restructuring	1,717	1,717	—	—
Other, net	(1,540)	(82)	(1,971)	(3,429)
Adjusted EBITDA	(37,406)	(20,132)	31,883	14,609
Adjusted EBITDA attributed to non-controlling interest	221	(75)	46	342
Adjusted EBITDA attributed to Douglas Elliman	$(37,185)	$(20,207)	$31,929	$14,951

Real estate brokerage segment
Operating (loss) income	$(32,480)	$(18,357)	$36,116	$21,993
Depreciation and amortization	7,979	4,032	4,065	8,012
Stock-based compensation	4,516	2,180	1,859	4,195
Restructuring	1,717	1,717	—	—
Adjusted EBITDA	(18,268)	(10,428)	42,040	34,200
Adjusted EBITDA attributed to non-controlling interest	221	(75)	46	342
Adjusted EBITDA attributed to Douglas Elliman	$(18,047)	$(10,503)	$42,086	$34,542

Corporate and other segment
Operating loss	$(26,673)	$(13,748)	$(13,609)	$(26,534)
Stock-based compensation	7,535	4,044	3,452	6,943
Adjusted EBITDA attributed to Douglas Elliman	$(19,138)	$(9,704)	$(10,157)	$(19,591)

Total adjusted EBITDA attributed to Douglas Elliman	$(37,185)	$(20,207)	$31,929	$14,951
_____________________________
(a)Represents amortization of stock-based compensation. $4,516, $2,180, $1,859, and $4,195 are attributable to the Real estate brokerage segment for the last twelve months ended June 30, 2023, the six months ended June 30, 2023, and 2022, and the year ended December 31, 2022, respectively. $7,535, $4,044, $3,452, and $6,943 are attributable to the Corporate and other segment for the last twelve months ended June 30, 2023, the six months ended June 30, 2023, and 2022, and the year ended December 31, 2022, respectively.
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

Three months ended June 30, 2023 Compared to the Three months ended June 30, 2022
The following table sets forth our revenue and operating income (loss) by segment for the three months ended June 30, 2023 compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$275,912	$364,359

Operating income (loss) by segment:
Real estate brokerage segment	$(1,014)	$21,575
Corporate and other segment	(7,283)	(6,947)
Total operating (loss) income	$(8,297)	$14,628

Real estate brokerage segment
Operating income	$(1,014)	$21,575
Depreciation and amortization	1,993	1,986
Restructuring	507	—
Stock-based compensation	1,161	934
Adjusted EBITDA	2,647	24,495
Adjusted EBITDA attributed to non-controlling interest	(166)	(71)
Adjusted EBITDA attributed to Douglas Elliman	$2,481	$24,424

Corporate and other segment
Operating loss	$(7,283)	$(6,947)
Stock-based compensation	2,240	1,725
Adjusted EBITDA attributed to Douglas Elliman	$(5,043)	$(5,222)
Revenues. Our revenues were $275,912 for the three months ended June 30, 2023 compared to $364,359 for the three months ended June 30, 2022. The $88,447 decline in revenues was primarily due to declines in commission revenues which declined as a result of a reduction of revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates.
Operating expenses. Our operating expenses were $284,209 for the three months ended June 30, 2023 compared to $349,731 for the three months ended June 30, 2022. The decline of $65,522 was due primarily to declines in real estate brokerage commissions of $62,380 arising primarily from declines in commissions and other brokerage revenue.
Operating (loss) income. Operating loss was $8,297 for the three months ended June 30, 2023 compared to operating income of $14,628 for the same period in 2022. The $22,925 decline in operating income was due primarily to the net impact of declines in commission and other brokerage revenues.
Other income. Other income was $1,826 for the three months ended June 30, 2023 compared to $1,137 for the three months ended June 30, 2022. For the three months ended June 30, 2023, other income primarily consisted of interest income $1,370 and investment and other income, primarily associated with our PropTech investments of $536, offset by equity losses from equity method investments of $80.
(Loss) income before provision for income taxes. Loss before income taxes was $6,471 and income before income taxes was $15,765 for the three months ended June 30, 2023 and 2022, respectively.
Income tax (benefit) expense. Income tax benefit was $1,293 and income tax expense was $5,546 for the three months ended June 30, 2023 and 2022, respectively.

We calculate our provision for income taxes based upon our estimate of the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as current information becomes available.
Real Estate Brokerage.
The following table sets forth our condensed consolidated statements of operations data for the Real Estate Brokerage segment for the three months ended June 30, 2023 compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023		2022
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$262,489	95.1%	$348,831	95.7%
Property management	9,375	3.4%	10,046	2.8%
Other ancillary services	4,048	1.5%	5,482	1.5%
Total revenues	$275,912	100%	$364,359	100%

Operating expenses:
Real estate agent commissions	$204,802	74.2%	$267,182	73.3%
Sales and marketing	22,161	8.0%	22,136	6.1%
Operations and support	17,324	6.3%	19,563	5.4%
General and administrative	23,976	8.7%	25,928	7.1%
Technology	6,163	2.2%	5,989	1.6%
Depreciation and amortization	1,993	0.7%	1,986	0.5%
Restructuring	507	0.2%	—	—%
Operating (loss) income	$(1,014)	(0.4)%	$21,575	5.9%
Revenues. Our revenues were $275,912 for the three months ended June 30, 2023 compared to $364,359 for the three months ended June 30, 2022. The decline of $88,447 was primarily related to a decline in our commission and other brokerage income, which declined as a result of a reduction of revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates.
Our revenues from commission and other brokerage income were $262,489 for the three months ended June 30, 2023 compared to $348,831 for the three months ended June 30, 2022, a decline of $86,342. In the three months ended June 30, 2023, our commission and other brokerage income generated from the sales of existing homes declined by $25,208 in New York City, $24,996 in the Florida market, $13,764 in the Northeast region, which excludes New York City, and by $12,485 in the West region, in each case compared to the 2022 period. In addition, our revenues from Development Marketing declined by $9,889 in the 2023 period compared to the 2022 period.
Operating Expenses. Our operating expenses were $276,926 for the three months ended June 30, 2023 compared to $342,784 for the three months ended June 30, 2022, a decline of $65,858, due primarily to declines in real estate brokerage commissions, and reductions in operations and support expenses and general and administrative expenses. The primary components of operating expenses are described below.
Real Estate Agent Commissions. As a result of declines in our commissions and other brokerage income, our real estate agent commissions expense was $204,802 for the three months ended June 30, 2023 compared to $267,182 for the three months ended June 30, 2022. Real estate agent commissions expense, as a percentage of revenues, increased to 74.2% for the three months ended June 30, 2023 compared to 73.3% for the three months ended June 30, 2022. The increase in real estate agent commissions expense as a percentage of revenue in the 2023 period was primarily driven by a higher percentage of revenues being generated by top-performing agents and agent teams, who generally receive a higher commission percentage because of their higher production. The increase was also attributable to a higher percentage of our revenues being attributable to existing home sales in 2023 because the commission percentage from existing home sales is generally paid at a higher commission percentage than development marketing home sales.
Sales and Marketing. Sales and marketing expenses were $22,161 for the three months ended June 30, 2023 compared to $22,136 for the three months ended June 30, 2022.

Operations and support. Operations and support expenses were $17,324 for the three months ended June 30, 2023 compared to $19,563 for the three months ended June 30, 2022. The decline is primarily related to reductions in personnel as well as lower incentive compensation expense in the 2023 period.
General and administrative. General and administrative expenses were $23,976 for the three months ended June 30, 2023 compared to $25,928 for the three months ended June 30, 2022. The decline is primarily related to reductions in personnel as well as lower incentive compensation expense in the 2023 period.
Technology. Technology expenses were $6,163 for the three months ended June 30, 2023 compared to $5,989 for the three months ended June 30, 2022. The increase in the 2023 period was primarily related to agent-facing enhancements and improvements. The increase was partially offset by cost savings from compensation expense reductions.
Operating (loss) income. Operating loss was $1,014 for the three months ended June 30, 2023 compared to Operating income of $21,575 for the three months ended June 30, 2022. The decline in operating income is primarily associated with the net impact of declines in commission and other brokerage revenues.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $7,283 for the three months ended June 30, 2023 compared to $6,947 for the three months ended June 30, 2022. The increased loss was primarily attributable to increased non-cash stock compensation expense.

Six months ended June 30, 2023 Compared to Six months ended June 30, 2022
The following table sets forth our revenue and operating (loss) income by segment for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$489,894	$673,259

Operating (loss) income by segment:
Real estate brokerage segment	$(18,357)	$36,116
Corporate and other segment	(13,748)	(13,609)
Total operating (loss) income	$(32,105)	$22,507

Real estate brokerage segment
Operating (loss) income	$(18,357)	$36,116
Depreciation and amortization	4,032	4,065
Restructuring	1,717	—
Stock-based compensation	2,180	1,859
Adjusted EBITDA	(10,428)	42,040
Adjusted EBITDA attributed to non-controlling interest	(75)	46
Adjusted EBITDA attributed to Douglas Elliman	$(10,503)	$42,086

Corporate and other segment
Operating loss	$(13,748)	$(13,609)
Stock-based compensation	4,044	3,452
Adjusted EBITDA attributed to Douglas Elliman	$(9,704)	$(10,157)

Revenues. Our revenues were $489,894 for the six months ended June 30, 2023 compared to $673,259 for the six months ended June 30, 2022. The $183,365 decline in revenues was primarily due to a decline in commissions and other brokerage income because of lower revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates.
Operating expenses. Our operating expenses were $521,999 for the six months ended June 30, 2023 compared to $650,752 for the six months ended June 30, 2022. The decline of $128,753 was due primarily to declines in real estate brokerage commissions of $129,700. This was offset by increases in non-cash stock compensation expense.
Operating (loss) income. Operating loss was $32,105 for the six months ended June 30, 2023 compared to operating income of $22,507 for the same six months ended June 30, 2022. The $54,612 decline in operating income was primarily due to the net impact of declines in commission and other brokerage revenues.
Other income. Other income was $2,404 for the six months ended June 30, 2023 compared to $2,460 for the six months ended June 30, 2022. For the six months ended June 30, 2023, other income primarily consisted of interest income, net of $2,475 and investment and other income, primarily associated with our PropTech investments of $82. This was offset by equity losses from equity method investments of $153.
(Loss) income before provision for income taxes. Loss before income taxes was $29,701 for the six months ended June 30, 2023 and income before income taxes was $24,967 for the six months ended June 30, 2022.
Income tax (benefit) expense. Income tax benefit was $6,683 for the six months ended June 30, 2023 and income tax expense was $8,463 for the six months ended June 30, 2022.

We calculate our provision for income taxes based upon our estimate of the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as current information becomes available.
Real Estate Brokerage.
The following table sets forth our condensed consolidated statements of operations data for the Real Estate Brokerage segment for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023		2022
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$464,525	94.8%	$643,940	95.6%
Property management	18,152	3.7%	19,245	2.9%
Other ancillary services	7,217	1.5%	10,074	1.5%
Total revenues	$489,894	100%	$673,259	100%

Operating expenses:
Real estate agent commissions	$360,904	73.7%	$490,604	72.9%
Sales and marketing	43,400	8.9%	41,442	6.2%
Operations and support	36,217	7.4%	37,654	5.6%
General and administrative	49,806	10.2%	52,096	7.7%
Technology	12,175	2.5%	11,282	1.7%
Depreciation and amortization	4,032	0.8%	4,065	0.6%
Restructuring	1,717	0.4%	—	—%
Operating (loss) income	$(18,357)	(3.7)%	$36,116	5.4%
Revenues. Our revenues were $489,894 for the six months ended June 30, 2023 compared to $673,259 for the six months ended June 30, 2022. The decline of $183,365 was primarily related to a decline in our commission and other brokerage income because of lower revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates.
Our revenues from commission and other brokerage income were $464,525 for the six months ended June 30, 2023 compared to $643,940 for the six months ended June 30, 2022, a decline of $179,415. In 2023, our commission and other brokerage income generated from the sales of existing homes declined by $59,798 in New York City, $51,366 in our Florida market, $30,738 in the Northeast region, which excludes New York City, and $26,470 in the West region. In addition, our revenues from Development Marketing declined by $11,043 in the 2023 period compared to the 2022 period.
Operating Expenses. Our operating expenses were $508,251 for the six months ended June 30, 2023 compared to $637,143 for the six months ended June 30, 2022, a decline of $128,892, due primarily to declines in real estate brokerage commissions.
Real Estate Agent Commissions. As a result of declines in commissions and other brokerage income, our real estate agent commissions expense was $360,904 for the six months ended June 30, 2023 compared to $490,604 for the six months ended June 30, 2022, a decline of $129,700. Real estate agent commissions expense, as a percentage of revenues, increased to 73.7% for the six months ended June 30, 2023 compared to 72.9% for the six months ended June 30, 2022. The increase in real estate agent commissions expense as a percentage of revenue in the 2023 period was primarily driven by a higher percentage of revenues being generated by top-performing agents and agent teams, who generally receive a higher commission percentage as a result of their higher production.
Sales and Marketing. Sales and marketing expenses were $43,400 for the six months ended June 30, 2023 compared to $41,442 for the six months ended June 30, 2022 due primarily to additional promotional events in the first quarter of 2023.
Operations and support. Operations and support expenses were $36,217 for the six months ended June 30, 2023 compared to $37,654 for the six months ended June 30, 2022. The decline is primarily related to reductions in personnel as well as lower incentive compensation expense in the 2023 period.
General and administrative. General and administrative expenses were $49,806 for the six months ended June 30, 2023 compared to $52,096 for the six months ended June 30, 2022. The decline is primarily related to reductions in personnel as well as lower incentive compensation expense.

Technology. Technology expenses were $12,175 for the six months ended June 30, 2023 compared to $11,282 for the six months ended June 30, 2022. The increase in the 2023 period was primarily related to agent-facing technology enhancements and improvements.
Operating (loss) income. Operating loss was $18,357 for the six months ended June 30, 2023 compared to operating income of $36,116 for the six months ended June 30, 2022. The decline in operating income is primarily associated with the decline in revenues, expenses associated with non-cash stock compensation and expansion into new markets.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $13,748 for the six months ended June 30, 2023 compared to $13,609 for the six months ended June 30, 2022.

Summary of PropTech Investments
As of June 30, 2023, New Valley Ventures had investments (at a carrying value) of approximately $13,909 in PropTech companies. This amounts to approximately 3% of the value of Douglas Elliman’s total assets, which totaled approximately $518 million, as of June 30, 2023. During the six months ended June 30, 2023 we made a new PropTech investment, which was a non-controlling interest investment, in Infinite Creator, a video production application that allows users to capture professional-quality videos from a smartphone in minutes.

Liquidity and Capital Resources
Cash, cash equivalents and restricted cash declined by $32,084 to $139,298, which included $8,880 of restricted cash, during the six months ended June 30, 2023 and $17,815 to $211,051 during the six months ended June 30, 2022.
Cash used in operations was $23,140 and $2,837 for the six months ended June 30, 2023 and 2022, respectively. The decline in the 2023 period was related to lower operating income, which was primarily the result of the decline in revenues. This amount was offset by lower uses of working capital in the six months ended June 30, 2023, due to lower accruals of incentive compensation for the six months ended June 30, 2023 as well as higher payments of year-end incentive compensation during the six months ended June 30, 2022. We accrue incentive compensation during the year it is incurred and then pay the previously accrued amounts in the first quarter of the succeeding year.

Cash used in investing activities was $4,711 and $6,543 for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, cash used in investing activities was comprised of capital expenditures of $4,614 and the purchase of investments of $505 in our PropTech business. This was offset by $408 of distributions from our investments in equity securities. For the six months ended June 30, 2022, cash used in investing activities was comprised of capital expenditures of $4,367, purchase of investments of $2,151 in our PropTech business, and investments of $100 in equity-method investments. This was offset by $75 of distributions from equity-method investments.
Our investment philosophy is to maximize return on investments using a reasonable expectation for return when investing in equity-method investments and PropTech investments as well as making capital expenditures.
Cash used in financing activities was $4,233 and $14,109 for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, cash used in financing activities was comprised of dividends and distributions on common stock of $4,222 and $11 for payroll tax liabilities associated with restricted stock withheld upon the vesting of restricted stock. For the six months ended June 30, 2022, cash used in financing activities was comprised of dividends and distributions on common stock of $8,120, repayment of debt of $6,264 and earn-out payments, associated with acquisitions, of $100. These amounts were partially offset by contributions from a non-controlling interest associated with Douglas Elliman Texas of $375.
We paid a quarterly cash dividend of $0.05 per share from March 2022 to March 2023. On June 12, 2023, we announced that our Board had suspended the quarterly cash dividend, effective immediately. On June 12, 2023, our Board also declared an annual stock dividend on our common stock of 5%, which was paid on June 30, 2023 to stockholders of record as of the close of business on June 22, 2023. As part of the evaluation of our dividend policy, our Board determined that instating an annual stock dividend and suspending the quarterly cash dividend was in the best interest of us and our stockholders. We expect the updated dividend policy to strengthen our balance sheet and position us to deliver long-term stockholder returns. The amount and payment of an annual stock dividend and any quarterly cash dividend are subject to the Board’s regular evaluation of our dividend policy and capital allocation strategy.

We had cash and cash equivalents of approximately $130,418 as of June 30, 2023 and, in addition to any cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make or seek to make other investments, which may limit our liquidity otherwise available.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2023, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of June 30, 2023, we had outstanding approximately $3,000 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. The escrow funds on deposit at the subsidiary were $37,104 and $33,533 as of June 30, 2023 and December 31, 2022, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these deposits.

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
•severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity,
•the level of our expenses, including our corporate expenses as a standalone public company,
•the tax-free treatment of the Distribution,
•our lack of operating history as a public company and costs associated with being a standalone public company,
•the failure of Vector Group to satisfy its respective obligations under the Transition Services Agreement or other agreements entered into in connection with the Distribution, and
•the additional factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission as updated in this report.
Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission.
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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to Note 7 to our condensed consolidated financial statements, incorporated herein by reference, which contains a general description of certain legal proceedings to which our company or its subsidiaries are a party.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below:

Goodwill and indefinite-lived intangible asset impairment charges may adversely affect our operating results and financial condition.

We have a substantial amount of goodwill and other intangible assets on our balance sheet. As of December 31, 2022, we had approximately $32.2 million of goodwill and $73.7 million of trademarks and other intangible assets related to Douglas Elliman. Goodwill, trademarks and other identifiable intangible assets must be tested for impairment at least annually, or more frequently if indicators of potential impairment exist. The fair value of the goodwill assigned to a reporting unit could decline if projected revenues or cash flows were to be lower in the future due to the effects of the global economy or other causes. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a non-cash charge in our consolidated statement of operations. Changes in our future outlook of the Douglas Elliman Realty, LLC reporting unit could result in an impairment loss.
The goodwill and indefinite-lived intangible asset impairment analyses are sensitive to changes in key assumptions used, such as discount rates, revenue growth rates, operating margin percentages of the business, and royalty rates as well as current market conditions affecting the residential real estate market industry including inventory levels and elevated mortgage rates. Disruptions in global credit and other financial markets and deteriorating economic conditions, including the results of inflation or elevated interest rates, could, among other things, cause us to negatively adjust the key assumptions used in the valuations.
Given economic uncertainty and other factors affecting management’s assumptions underlying the valuation of our goodwill and indefinite-lived intangible assets, the assumptions and projections used in the analyses may not be realized and our current estimates could vary significantly in the future, which may result in an additional goodwill or indefinite-lived intangible asset impairment charge. We may experience additional unforeseen circumstances that adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could have a material adverse impact on our results of operations and stockholders’ equity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended June 30, 2023, except for 4,220,604 shares of common stock issued as a stock dividend on June 30, 2023.

Issuer Purchases of Equity Securities

Our purchases of our common stock during the three months ended June 30, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2023	—	$—		—	—
May 1 to May 31, 2023	—	—		—	—
June 1 to June 30, 2023	3,935	2.89	(1)	—	—
Total	3,935	$2.89		—	—

(1) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of an employee’s shares of restricted stock. The shares purchased were immediately canceled.

Item 5.     Other Information

Securities Trading Plans of Directors and Executive Officers

In the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

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

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	August 9, 2023