Form 10-Q/A
period 2023-06-30
Douglas Elliman Inc.
filed 2023-11-09
CIK 1878897

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
☐ Yes ☒ No
    At August 4, 2023, Douglas Elliman Inc. had 88,632,319 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Douglas Elliman Inc. (the “Company”) for the period ended June 30, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on August 9, 2023 (the “Original Filing”). This Amendment is being filed solely to amend the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2022 appended as Exhibits 31.1 and 31.2. Specifically, the Company is refiling these certifications solely to include the introductory language of paragraph 4 and the language of paragraph 4(b) referring to internal control over financial reporting, which language was inadvertently omitted from the Company’s certifications in the Original Filing.
This Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing on August 9, 2023. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original Filing, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

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