Form 10-Q
period 2023-09-30
Douglas Elliman Inc.
filed 2023-11-09
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2023

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
☐ Yes ☒ No
    At November 3, 2023, Douglas Elliman Inc. had 88,707,320 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$126,340	$163,859
Receivables	26,824	22,162
Agent receivables, net	13,978	12,826
Income taxes receivable, net	6,154	7,547
Restricted cash and cash equivalents	5,011	4,985
Other current assets	18,732	13,680
Total current assets	197,039	225,059
Property, plant and equipment, net	40,724	41,717
Operating lease right-of-use assets	112,067	117,773
Long-term investments (includes $4,195 and $6,219 at fair value)	13,129	12,932
Contract assets, net	34,099	38,913
Goodwill	32,230	32,230
Other intangible assets, net	73,139	73,666
Equity-method investments	1,984	1,629
Other assets	6,695	6,483
Total assets	$511,106	$550,402
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liability	$22,153	$22,328
Accounts payable	4,753	5,456
Commissions payable	25,215	22,117
Accrued salaries and benefits	9,981	18,228
Contract liabilities	10,500	8,222
Other current liabilities	20,380	13,607
Total current liabilities	92,982	89,958
Deferred income taxes, net	5,756	14,467
Non-current operating lease liabilities	114,371	120,508
Contract liabilities	50,178	54,706
Other liabilities	77	306
Total liabilities	263,364	279,945
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 88,682,319 and 80,881,022 shares issued and outstanding	887	809
Additional paid-in capital	278,466	273,111
Accumulated deficit	(32,709)	(5,000)
Total Douglas Elliman Inc. stockholders' equity	246,644	268,920
Non-controlling interest	1,098	1,537
Total stockholders' equity	247,742	270,457
Total liabilities and stockholders' equity	$511,106	$550,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Commissions and other brokerage income	$239,255	$259,977	$703,780	$903,917
Property management	8,697	8,541	26,849	27,786
Other ancillary services	3,596	4,070	10,813	14,144
Total revenues	251,548	272,588	741,442	945,847

Expenses:
Real estate agent commissions	185,845	195,836	546,749	686,440
Sales and marketing	20,770	22,703	64,170	64,145
Operations and support	17,121	18,218	53,338	55,872
General and administrative	28,817	33,522	92,371	99,227
Technology	5,602	5,527	17,777	16,809
Depreciation and amortization	1,999	1,968	6,031	6,033
Restructuring	215	—	1,932	—
Operating (loss) income	(8,821)	(5,186)	(40,926)	17,321

Other income (expenses):
Interest income, net	1,785	493	4,260	564
Equity in earnings (losses) from equity-method investments	10	(895)	(143)	(477)
Investment and other income	27	1,055	109	3,026
(Loss) income before provision for income taxes	(6,999)	(4,533)	(36,700)	20,434
Income tax (benefit) expense	(1,869)	(290)	(8,552)	8,173

Net (loss) income	(5,130)	(4,243)	(28,148)	12,261

Net loss attributed to non-controlling interest	264	280	439	532

Net (loss) income attributed to Douglas Elliman Inc.	$(4,866)	$(3,963)	$(27,709)	$12,793

Per basic common share:

Net (loss) income applicable to common shares attributed to Douglas Elliman Inc.	$(0.06)	$(0.05)	$(0.34)	$0.15

Per diluted common share:

Net (loss) income applicable to common shares attributed to Douglas Elliman Inc.	$(0.06)	$(0.05)	$(0.34)	$0.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of July 1, 2023	88,632,319	$886	$275,025	$(27,843)	$1,362	$249,430
Net loss	—	—	—	(4,866)	(264)	(5,130)
Restricted stock grants	50,000	1	(1)	—	—	—
Stock-based compensation	—	—	3,442	—	—	3,442
Balance as of September 30, 2023	88,682,319	$887	$278,466	$(32,709)	$1,098	$247,742

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of July 1, 2022	81,275,626	$813	$283,810	$9,252	$2,062	$295,937
Net income (loss)	—	—	—	(3,963)	(280)	(4,243)
Distributions and dividends on common stock ($0.05 per share)	—	—	—	(4,062)	—	(4,062)
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(27,463)	—	(163)	—	—	(163)
Stock-based compensation	—	—	3,165	—	—	3,165
Balance as of September 30, 2022	81,248,163	$813	$286,812	$1,227	$1,782	$290,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2023	80,881,022	$809	$273,111	$(5,000)	$1,537	$270,457
Net loss	—	—	—	(27,709)	(439)	(28,148)
Distributions and dividends on common stock ($0.05 per share)	(372)	—	(4,222)	—	—	(4,222)
Restricted stock grants	3,585,000	36	(36)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(3,935)	—	(11)	—	—	(11)
Effect of stock dividend	4,220,604	42	(42)	—	—	—
Stock-based compensation	—	—	9,666	—	—	9,666
Balance as of September 30, 2023	88,682,319	$887	$278,466	$(32,709)	$1,098	$247,742

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of January 1, 2022	81,210,626	$812	$278,500	$622	$1,939	$281,873
Net income (loss)	—	—	—	12,793	(532)	12,261
Dividends on common stock ($0.15 per share)	—	—	—	(12,188)	—	(12,188)
Restricted stock grants	65,000	1	(1)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(27,463)	—	(163)	—	—	(163)
Stock-based compensation	—	—	8,476	—	—	8,476
Contributions from non-controlling interest	—	—	—	—	375	375
Balance as of September 30, 2022	81,248,163	$813	$286,812	$1,227	$1,782	$290,634
The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(28,148)	$12,261
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,031	6,033
Non-cash stock-based compensation expense	9,666	8,476
Loss on sale of assets	37	11
Deferred income taxes	(8,552)	193
Net gains on investment securities	(109)	(2,445)
Equity in losses from equity-method investments	143	477
Distributions from equity-method investments	—	653
Non-cash lease expense	16,587	15,227
Provision for credit losses	3,645	2,692
Changes in assets and liabilities:
Receivables	(9,459)	(1,446)
Income taxes receivables, net	1,393	(2,481)
Accounts payable and accrued liabilities	9,168	(11,212)
Operating right-of-use assets and operating lease liabilities, net	(17,193)	(18,045)
Accrued salary and benefits	(8,247)	(7,954)
Other	(2,735)	2,768
Net cash (used in) provided by operating activities	(27,773)	5,208
Cash flows from investing activities:
Investments in equity-method investments	—	(300)
Distributions from equity-method investments	—	75
Purchase of debt securities	(25)	(701)
Proceeds from sale or liquidation of long-term investments	408	—
Purchase of equity securities	(300)	(1,575)
Purchase of long-term investments	(190)	(959)
Capital expenditures	(5,380)	(6,207)
Net cash used in investing activities	(5,487)	(9,667)
Cash flows from financing activities:
Repayment of debt	—	(9,396)
Dividends on common stock	(4,222)	(12,120)
Contributions from non-controlling interest	—	375
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(11)	—
Earn out payments	—	(1,600)
Net cash used in financing activities	(4,233)	(22,741)
Net decrease in cash, cash equivalents and restricted cash	(37,493)	(27,200)
Cash, cash equivalents and restricted cash, beginning of period	171,382	228,866
Cash, cash equivalents and restricted cash, end of period	$133,889	$201,666

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
(d) (Loss) Earnings Per Share (“EPS”):
The Company has restricted stock awards which will provide dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The participating securities holders do not participate in the Company’s net losses. The Company paid a cash dividend during each of the quarters beginning with the quarter ended March 31, 2022 through March 31, 2023. As a result, in its calculation of basic EPS and diluted EPS for the three and nine months ended September 30, 2022, the Company adjusted its net income for the effect of these participating securities. There were no outstanding non-participating securities during the three and nine months ended September 30, 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net (loss) income attributed to Douglas Elliman Inc.	$(4,866)	$(3,963)	$(27,709)	$12,793
Income attributable to participating securities	—	(175)	(307)	(555)
Net (loss) income available to common stockholders attributed to Douglas Elliman Inc.	$(4,866)	$(4,138)	$(28,016)	$12,238
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
Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted-average shares for basic EPS	82,199,757	81,622,347	82,196,583	81,574,063
Incremental shares related to non-vested restricted stock	—	—	—	37,882
Weighted-average shares for diluted EPS	82,199,757	81,622,347	82,196,583	81,611,945
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$126,340	$163,859
Restricted cash and cash equivalents included in current assets	5,011	4,985
Restricted cash and cash equivalents included in other assets	2,538	2,538
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$133,889	$171,382
(f) Goodwill and Other Intangible Assets:
Goodwill is evaluated for impairment annually on October 1 or whenever the Company identifies certain triggering events or circumstances that would more likely than not reduce the fair value of the Company below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors (for example, interest rate and foreign exchange rate fluctuations, and loss of key personnel), supply costs, unanticipated competitive activities, and acts by governments and courts.
In the three months ended September 30, 2023, the Company utilized third-party valuation specialists to prepare a quantitative assessment of its goodwill and trademark intangible assets, based on the current market conditions in the residential real estate brokerage industry. While the quantitative assessments did not result in impairment charges to goodwill or to the trademark intangible assets as of September 30, 2023, the Company could experience an impairment of goodwill and other intangible assets if current market conditions continue to deteriorate. Such situation could then result in an impairment loss.
(g) Related Party Transactions:
Agreements with Vector Group Ltd. (“Vector Group”) The Company paid Vector Group $1,050 and $3,150 under the Transition Services Agreement during the three and nine months ended September 30, 2023 and 2022, respectively, and $452 and $1,748 under the Aircraft Lease Agreements during the three and nine months ended September 30, 2023 and $352 and $1,529 for the three and nine months ended September 30, 2022, respectively.
Vector Group has agreed to indemnify the Company for certain tax matters under the Tax Disaffiliation Agreement. The Company received $581 as of September 30, 2022 and recorded $28 and $581 as a component of “Investment and other income” in its condensed combined consolidated statements of operations for three and nine months ended September 30, 2022 related to the tax indemnification and did not record any income for the three and nine months ended September 30, 2023 related to the tax indemnification.
Real estate commissions. Real estate commissions include commissions of approximately $104 and $946 for the three and nine months ended September 30, 2023 and $115 and $1,216 for the three and nine months ended September 30, 2022, respectively, from projects where the Company has been engaged by certain developers as the sole broker or the co-broker for real estate development projects that Vector Group owns an interest in through its real estate venture investments.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h) Investment and Other Income:
Investment and other income consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net gains recognized on PropTech convertible trading debt securities	$—	$1,110	$187	$1,785
Net gains (losses) recognized on long-term investments at fair value	27	(83)	(78)	660
Income related to Tax Disaffiliation indemnification	—	28	—	581
Investment and other income	$27	$1,055	$109	$3,026
(i) Restructuring:
Employee severance and benefits expensed for the three and nine months ended September 30, 2023 relate entirely to the reduction in staff and are cash charges. All of the amounts expensed for the three and nine months ended September 30, 2023 are included in Restructuring expense in the Company’s condensed consolidated statements of operations. The following table presents the changes in the employee severance and benefits liability under the Real Estate Brokerage segment restructuring plan for the nine months ended September 30, 2023:

Employee Severance and Benefits
Severance liability balance at January 1, 2023	$—
Severance expense	1,932
Severance payments	(1,037)
Severance liability at September 30, 2023	$895
(j) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income; therefore, no statement of Comprehensive Income is included in the condensed consolidated financial statements.
(k) Subsequent Events:
The Company has evaluated subsequent events through November 9, 2023, the date the financial statements were issued. See Note 7. “Contingencies” for additional information.
(l) New Accounting Pronouncements:
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.    REVENUE RECOGNITION
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

	Three Months Ended September 30, 2023
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$70,997	$52,138	$57,261	$45,010	$225,406
Commission and other brokerage income - development marketing	7,453	50	5,616	730	13,849
Property management revenue	8,509	188	—	—	8,697
Escrow and title fees	258	158	—	3,180	3,596
Total revenue	$87,217	$52,534	$62,877	$48,920	$251,548

	Three Months Ended September 30, 2022
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$95,854	$50,811	$50,426	$43,624	$240,715
Commission and other brokerage income - development marketing	17,060	—	1,820	382	19,262
Property management revenue	8,394	147	—	—	8,541
Escrow and title fees	792	322	—	2,956	4,070
Total revenue	$122,100	$51,280	$52,246	$46,962	$272,588

	Nine Months Ended September 30, 2023
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$211,243	$134,191	$178,604	$133,004	$657,042
Commission and other brokerage income - development marketing	22,116	911	21,893	1,818	46,738
Property management revenue	26,284	565	—	—	26,849
Escrow and title fees	1,183	595	—	9,035	10,813
Total revenue	$260,826	$136,262	$200,497	$143,857	$741,442

	Nine Months Ended September 30, 2022
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$295,898	$163,602	$223,135	$158,088	$840,723
Commission and other brokerage income - development marketing	46,237	—	14,004	2,953	63,194
Property management revenue	27,328	458	—	—	27,786
Escrow and title fees	2,699	1,029	—	10,416	14,144
Total revenue	$372,162	$165,089	$237,139	$171,457	$945,847

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	September 30, 2023	December 31, 2022

Receivables, which are included in receivables	$1,979	$3,063
Contract assets, net, which are included in other current assets	5,584	4,453
Contract assets, net, which are in other assets	34,099	38,913
Payables, which are included in other current liabilities	1,448	2,291
Contract liabilities, which are in current liabilities	10,500	8,222
Contract liabilities, which are in other liabilities	50,178	54,706
The Company recognized revenue of $7,688 and $14,085 for the three and nine months ended September 30, 2023, respectively, that were included in the contract liabilities balances at December 31, 2022. The Company recognized revenue of $623 and $5,978 for the three and nine months ended September 30, 2022, respectively, that were included in the contract liabilities balances at December 31, 2021.

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $12,666 and $10,916 at September 30, 2023 and December 31, 2022, respectively.
The following table summarizes changes in the allowance for credit losses for the nine months ended September 30, 2023:

	January 1, 2023	Current Period Provision		Write-offs	Recoveries	September 30, 2023
Allowance for credit losses:

Real estate broker agent receivables	$10,916	$3,645	(1)	$1,895	$—	$12,666
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.    LEASES
The Company has operating leases for corporate and sales offices and equipment. The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease cost	$8,539	$8,365	$25,184	$24,834
Short-term lease cost	296	269	948	807
Variable lease cost	1,161	1,106	3,291	3,034
Less: Sublease income	(189)	(147)	(498)	(420)
Total lease cost	$9,807	$9,593	$28,925	$28,255
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$25,861	$27,766

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	10,881	12,065
Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2023	2022
Weighted average remaining lease term:
Operating leases	6.53	7.03

Weighted average discount rate:
Operating leases	8.62%	8.73%
As of September 30, 2023, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2023	$8,874
2024	32,456
2025	27,914
2026	25,482
2027	22,461
2028	19,403
Thereafter	46,053
Total lease payments	182,643
Less imputed interest	(46,119)
Total	$136,524

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of September 30, 2023, the Company had no undiscounted lease payments relating to operating leases for office space and equipment that have not yet commenced.

5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	September 30, 2023	December 31, 2022
PropTech convertible trading debt securities	$1,321	$2,957
Long-term investment securities at fair value (1)	2,874	3,262
PropTech investments at cost	9,164	8,588
PropTech investments at equity method	588	—
Total investments	13,947	14,807
Less PropTech current convertible trading debt securities (2)	230	1,875
Less PropTech investments accounted for under the equity method	588	—
Total long-term investments	$13,129	$12,932
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These amounts are included in Other current assets on the condensed consolidated balance sheets.
Net realized and unrealized gains recognized on long-term investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net realized gains recognized on PropTech convertible trading debt securities	$—	$1,110	$187	$1,785
Net unrealized gains (losses) recognized on long-term investments at fair value	27	(83)	(78)	660
Net realized and unrealized gains recognized on long-term investment securities	$27	$1,027	$109	$2,445
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The maturities of all convertible notes range from December 2023 to February 2025.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized gains (losses) recognized in net income on long-term investment securities at fair value during the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net unrealized gains (losses) recognized on long-term investment securities	$27	$(83)	$(78)	$660
The Company has unfunded commitments of $895 related to long-term investment securities at fair value as of September 30, 2023.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at September 30, 2023. During the nine months ended September 30, 2023, New Valley Ventures invested $250 into one new PropTech venture and $50 into an existing PropTech venture. The total carrying value of equity securities without readily determinable fair values that do not qualify for the NAV practical expedient was $9,164 as of September 30, 2023. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the nine months ended September 30, 2023.

6. EQUITY METHOD INVESTMENTS
Equity method investments consisted of the following:

	September 30, 2023	December 31, 2022
Ancillary services ventures	$1,984	$1,629
At September 30, 2023, the Company’s ownership percentages in these investments ranged from 10.9% to 50.0%; therefore, the Company accounts for these investments under the equity method of accounting.

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
In July 2023, Douglas Elliman Realty entered into an agreement to acquire a 50% interest in ClearPoint Mortgage, LLC. The joint venture plans to operate a mortgage brokerage business in the state of Florida. The venture is a VIE; however Douglas Elliman Realty is not the primary beneficiary. Douglas Elliman Realty accounts for this investment under the equity method of accounting. Douglas Elliman Realty has no exposure to loss as a result of its investment in ClearPoint Mortgage, LLC as of September 30, 2023.

Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was $1,984 as of September 30, 2023.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.    CONTINGENCIES
The Company is involved in litigation through the normal course of its business. The majority of claims are covered by the Company’s insurance policies in excess of any applicable retention. Some claims are not covered by the Company’s insurance policies. The Company believes that the resolution of ordinary course matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
On October 31, 2023, individual plaintiffs filed an action on behalf of a putative national class of home sellers from October 2019 through the present in the Western District of Missouri against the National Association of Realtors (“NAR”) and certain real estate brokerage firms, including the Company, alleging anticompetitive behavior in violation of federal antitrust laws arising from the NAR’s requirement that sellers’ agents for Multiple Listing Service (“MLS”) listed properties offer to pay a portion of commissions received on the sale of such properties to buyers’ agents (the Gibson case). Also, on November 2, 2023, additional individual plaintiffs filed an action on behalf of a putative national class of home buyers from December 1996 through the present in the Northern District of Illinois against certain real estate brokerage firms, including the Company, alleging anticompetitive behavior, similar to the Gibson case, in violation of federal antitrust laws, state antitrust and consumer protection laws, as well as asserting an unjust enrichment claim (the Batton case).
On November 8, 2023, additional individual plaintiffs filed an action on behalf of a putative class of home sellers in Manhattan from November 2019 through the present in the Southern District of New York against certain real estate brokerage firms, including the Company, alleging anticompetitive behavior, similar to the Gibson case, in violation of federal antitrust and state antitrust laws, as well as asserting an unjust enrichment claim (the March case). The Company may become involved in additional litigation or other legal proceedings concerning the same or similar claims.
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending cases. With the commencement of any new case, the defense costs and the risks relating to the unpredictability of litigation increase. Management reviews on a quarterly basis with counsel all pending litigation and evaluates the probability of a loss being incurred and whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation. The Company is unable to reasonably estimate the financial impact of these litigations. The Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected from an unfavorable outcome in, or settlement of, any of these matters.
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur: (i) management has concluded that it is not probable that a loss has been incurred in any of pending cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending cases and, therefore, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any.

8.    INCOME TAXES
The Company’s income tax (benefit) expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(Loss) income before provision for income taxes	$(6,999)	$(4,533)	$(36,700)	$20,434
Income tax (benefit) expense using estimated annual effective income tax rate	(1,631)	(1,814)	(8,552)	8,173
Changes in effective tax rates	(238)	1,524	—	—
Income tax (benefit) expense	$(1,869)	$(290)	$(8,552)	$8,173

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of September 30, 2023
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$66,079	$66,079	$—	$—
U.S. treasury bills (2)	50,525	50,525	—	—
Certificates of deposit (3)	507	—	507	—
PropTech convertible trading debt securities	230	—	—	230
Long-term investments
PropTech convertible trading debt securities	1,091	—	—	1,091
Long-term investment securities at fair value (4)	2,874	—	—	—
Total long-term investments	3,965	—	—	1,091
Total assets	$121,306	$116,604	$507	$1,321
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $5,011 that is included in current restricted cash and cash equivalents and $2,538 that is included in non-current restricted assets.
(2)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets.
(3)Amounts included in current restricted assets on the condensed consolidated balance sheets.
(4)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at September 30, 2023:

Quantitative Information about Level 3 Fair Value Measurements
Fair Value at
	September 30, 2023	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,321	Discounted cash flow	Interest rate	4% and 5%
			Maturity	Dec 2023 - Feb 2025
			Volatility	56.9% - 76.2%
			Discount rate	33.62% - 52.51%
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of September 30, 2023 and December 31, 2022, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    SEGMENT INFORMATION
The Company’s business segments were Real Estate Brokerage and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Real Estate Brokerage		Corporate and Other	Total
Three months ended September 30, 2023
Revenues	$251,548		$—	$251,548
Operating loss	(1,992)	(1)	(6,829)	(8,821)
Adjusted EBITDA attributed to Douglas Elliman (2)	1,535		(4,562)	(3,027)
Depreciation and amortization	1,999		—	1,999

Three months ended September 30, 2022
Revenues	$272,588		$—	$272,588
Operating income (loss)	1,503		(6,689)	(5,186)
Adjusted EBITDA attributed to Douglas Elliman (2)	5,067		(4,943)	124
Depreciation and amortization	1,968		—	1,968

Nine months ended September 30, 2023
Revenues	$741,442		$—	$741,442
Operating loss	(20,349)	(3)	(20,577)	(40,926)
Adjusted EBITDA attributed to Douglas Elliman (2)	(8,968)		(14,266)	(23,234)
Depreciation and amortization	6,031		—	6,031
Capital expenditures	5,380		—	5,380

Nine months ended September 30, 2022
Revenues	$945,847		$—	$945,847
Operating income (loss)	37,619		(20,298)	17,321
Adjusted EBITDA attributed to Douglas Elliman (2)	47,152		(15,100)	32,052
Depreciation and amortization	6,033		—	6,033
Capital expenditures	6,207		—	6,207
_____________________________
(1)Operating loss includes $215 of restructuring expense.
(2)The following table reconciles operating income to Adjusted EBITDA attributed to Douglas Elliman for the three and nine months ended September 30, 2023 and 2022.
(3)Operating loss includes $1,932 of restructuring expense.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Real estate brokerage segment
Operating (loss) income	$(1,992)	1,503	$(20,349)	$37,619
Depreciation and amortization	1,999	1,968	6,031	6,033
Stock-based compensation	1,175	1,419	3,355	3,278
Restructuring	215	—	1,932	—
Adjusted EBITDA	1,397	4,890	(9,031)	46,930
Adjusted EBITDA attributed to non-controlling interest	138	177	63	222
Adjusted EBITDA attributed to Douglas Elliman	$1,535	$5,067	$(8,968)	$47,152

Corporate and other segment
Operating loss	$(6,829)	$(6,689)	$(20,577)	$(20,298)
Stock-based compensation	2,267	1,746	6,311	5,198
Adjusted EBITDA attributed to Douglas Elliman	$(4,562)	$(4,943)	$(14,266)	$(15,100)

11. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $44,326 and $33,533 as of September 30, 2023 and December 31, 2022, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these deposits.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Audited Consolidated Financial Statements as of and for the year ended December 31, 2022 and Notes thereto, included in our 2022 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period and nine months ended September 30, 2023.

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

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman, Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the last twelve months ended September 30, 2023 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

Key Business Metrics

	Last twelve months ended	Nine months ended September 30,		Year ended December 31, 2022
	September 30, 2023	2023	2022
Key Business Metrics
Total transactions (1)	21,360	16,584	21,797	26,573
Gross transaction value (in billions) (2)	$34.0	$26.5	$35.4	$42.9
Average transaction value per transaction (in thousands) (3)	$1,591.4	$1,596.8	$1,625.8	$1,616.3
Number of Principal Agents (4)	5,307	5,307	5,342	5,407
Annual Retention (5)	90%	N/A	N/A	87%
Net (loss) income attributed to Douglas Elliman Inc.	$(46,124)	$(27,709)	$12,793	$(5,622)
Net (loss) income margin	(4.86)%	(3.74)%	1.35%	(0.49)%
Adjusted EBITDA attributed to Douglas Elliman	$(40,335)	$(23,234)	$32,052	$14,951
Adjusted EBITDA attributed to Douglas Elliman Margin	(4.25)%	(3.13)%	3.39%	1.30%
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
Reconciliations of these non-GAAP measures are provided in the table below.

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Last twelve months ended	Nine months ended September 30,		Year ended December 31, 2022
	September 30, 2023	2023	2022
Net (loss) income attributed to Douglas Elliman Inc.	$(46,124)	$(27,709)	$12,793	$(5,622)
Interest income, net	(5,475)	(4,260)	(564)	(1,779)
Income tax (benefit) expense	(10,222)	(8,552)	8,173	6,503
Net loss attributed to non-controlling interest	(684)	(439)	(532)	(777)
Depreciation and amortization	8,010	6,031	6,033	8,012
Stock-based compensation (a)	12,328	9,666	8,476	11,138
Equity in losses from equity method investments (b)	229	143	477	563
Restructuring	1,932	1,932	—	—
Other, net	(512)	(109)	(3,026)	(3,429)
Adjusted EBITDA	(40,518)	(23,297)	31,830	14,609
Adjusted EBITDA attributed to non-controlling interest	183	63	222	342
Adjusted EBITDA attributed to Douglas Elliman	$(40,335)	$(23,234)	$32,052	$14,951

Real estate brokerage segment
Operating (loss) income	$(35,975)	$(20,349)	$37,619	$21,993
Depreciation and amortization	8,010	6,031	6,033	8,012
Stock-based compensation	4,272	3,355	3,278	4,195
Restructuring	1,932	1,932	—	—
Adjusted EBITDA	(21,761)	(9,031)	46,930	34,200
Adjusted EBITDA attributed to non-controlling interest	183	63	222	342
Adjusted EBITDA attributed to Douglas Elliman	$(21,578)	$(8,968)	$47,152	$34,542

Corporate and other segment
Operating loss	$(26,813)	$(20,577)	$(20,298)	$(26,534)
Stock-based compensation	8,056	6,311	5,198	6,943
Adjusted EBITDA attributed to Douglas Elliman	$(18,757)	$(14,266)	$(15,100)	$(19,591)

Total adjusted EBITDA attributed to Douglas Elliman	$(40,335)	$(23,234)	$32,052	$14,951
_____________________________
(a)Represents amortization of stock-based compensation. $4,272, $3,355, $3,278, and $4,195 are attributable to the Real estate brokerage segment for the last twelve months ended September 30, 2023, the nine months ended September 30, 2023, and 2022, and the year ended December 31, 2022, respectively. $8,056, $6,311, $5,198, and $6,943 are attributable to the Corporate and other segment for the last twelve months ended September 30, 2023, the nine months ended September 30, 2023, and 2022, and the year ended December 31, 2022, respectively.
(b)Represents equity in losses recognized from the Company’s investment in an equity method investment that is accounted for under the equity method and is not consolidated in the Company’s financial results.

Recent Developments

Litigation. Following the federal jury decision in the Sitzer/Burnett case on October 31, 2023, several additional putative class action lawsuits have been filed against the National Association of Realtors and real estate brokerage firms, including Douglas Elliman, alleging anticompetitive conduct similar to that in the Sitzer/Burnett case in violation of federal and state antitrust laws and consumer protection claims as well as allegations of unjust enrichment. Presently, we are a defendant in three such matters in Missouri, Illinois and New York. We may become involved in additional legal proceedings concerning the same or similar claims. We are unable to reasonably estimate the financial impact of these matters. See Note 7 - “Contingencies” to our condensed consolidated financial statements.
Update on Expense Reduction. Since June 2022, our operating results have been negatively impacted by a reduction of revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates. As a result, during 2023, we have endeavored to adjust our cost structure to better fit our business, including through, among other things, reductions in personnel and incentive compensation expense, eliminating certain corporate sponsorship events, streamlining advertising expenditures and beginning a process of consolidating offices as leases expire. These efforts have been undertaken to increase the efficiency of our operations without significantly impacting the agent experience.
During the three months ended September 30, 2023, our real estate brokerage segment reduced its operating expenses, excluding commissions and restructuring expenses, by approximately $7,800 as compared to the 2022 period. These reductions included approximately $4,800 of general and administrative expenses, approximately $1,900 of sales and marketing expenses and approximately $1,100 of operations and support expenses. Compared to the third quarter of 2022, these actions resulted in a 10.5% reduction of operating expenses, excluding commissions and restructuring expenses.
During the nine months ended September 30, 2023, we reduced our headcount, on a net basis, by approximately 60 positions and have commenced a program of transitioning certain administrative support functions that do not impact the agent experience, which are expected to result in additional reductions of approximately 100 employees during 2024. These steps are intended to result in an approximate 18% reduction in headcount since December 31, 2022 and should contribute meaningfully to our expense reduction efforts. In addition, in the second quarter of 2024, a lease on property used by one of our subsidiaries will expire and it will move its operations to a new location resulting in an approximate $4,000 reduction in annual occupancy costs on an ongoing basis.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Three months ended September 30, 2023 Compared to the Three months ended September 30, 2022
The following table sets forth our revenue and operating (loss) income by segment for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$251,548	$272,588

Operating (loss) income by segment:
Real estate brokerage segment	$(1,992)	$1,503
Corporate and other segment	(6,829)	(6,689)
Total operating loss	$(8,821)	$(5,186)

Real estate brokerage segment
Operating (loss) income	$(1,992)	$1,503
Depreciation and amortization	1,999	1,968
Restructuring	215	—
Stock-based compensation	1,175	1,419
Adjusted EBITDA	1,397	4,890
Adjusted EBITDA attributed to non-controlling interest	138	177
Adjusted EBITDA attributed to Douglas Elliman	$1,535	$5,067

Corporate and other segment
Operating loss	$(6,829)	$(6,689)
Stock-based compensation	2,267	1,746
Adjusted EBITDA attributed to Douglas Elliman	$(4,562)	$(4,943)
Revenues. Our revenues were $251,548 for the three months ended September 30, 2023 compared to $272,588 for the three months ended September 30, 2022. The $21,040 decline in revenues was primarily due to declines in commission revenues which declined as a result of a reduction of revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates.
Operating expenses. Our operating expenses were $260,369 for the three months ended September 30, 2023 compared to $277,774 for the three months ended September 30, 2022. The decline of $17,405 was due primarily to declines in real estate brokerage commissions of $9,991 arising primarily from declines in commissions and other brokerage revenue.
Operating loss. Operating loss was $8,821 for the three months ended September 30, 2023 compared to $5,186 for the same period in 2022. The $3,635 increase in operating loss was due primarily to the net impact of declines in commission and other brokerage revenues.
Other income. Other income was $1,822 for the three months ended September 30, 2023 compared to $653 for the three months ended September 30, 2022. For the three months ended September 30, 2023, other income primarily consisted of interest income, net of $1,785, investment and other income, primarily associated with our PropTech investments of $27, and equity in earnings from equity method investments of $10.
Loss before provision for income taxes. Loss before income taxes was $6,999 and $4,533 for the three months ended September 30, 2023 and 2022, respectively.
Income tax benefit. Income tax benefit was $1,869 and $290 for the three months ended September 30, 2023 and 2022, respectively.

We calculate our provision for income taxes based upon our estimate of the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as current information becomes available.
Real Estate Brokerage.
The following table sets forth our condensed consolidated statements of operations data for the Real Estate Brokerage segment for the three months ended September 30, 2023 compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023		2022
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$239,255	95.1%	$259,977	95.4%
Property management	8,697	3.5%	8,541	3.1%
Other ancillary services	3,596	1.4%	4,070	1.5%
Total revenues	$251,548	100%	$272,588	100%

Operating expenses:
Real estate agent commissions	$185,845	73.9%	$195,836	71.8%
Sales and marketing	20,770	8.3%	22,703	8.3%
Operations and support	17,121	6.8%	18,218	6.7%
General and administrative	21,988	8.7%	26,833	9.8%
Technology	5,602	2.2%	5,527	2.0%
Depreciation and amortization	1,999	0.8%	1,968	0.7%
Restructuring	215	0.1%	—	—%
Operating (loss) income	$(1,992)	(0.8)%	$1,503	0.6%
Revenues. Our revenues were $251,548 for the three months ended September 30, 2023 compared to $272,588 for the three months ended September 30, 2022. The decline of $21,040 was primarily related to a decline in our commission and other brokerage income, which declined as a result of a reduction of revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates.
Our revenues from commission and other brokerage income were $239,255 for the three months ended September 30, 2023 compared to $259,977 for the three months ended September 30, 2022, a decline of $20,722. In the three months ended September 30, 2023, our commission and other brokerage income generated from the sales of existing homes declined by $24,857 in New York City compared to the 2022 period. This was partially offset by increases in our commission and other brokerage income generated from the sales of existing homes of $6,835 in the Florida market, $1,327 in the Northeast region, which excludes New York City, and $1,386 in the West region, in each case compared to the 2022 period. In addition, our revenues from Development Marketing declined by $5,413 in the 2023 period compared to the 2022 period.
Operating Expenses. Our operating expenses were $253,540 for the three months ended September 30, 2023 compared to $271,085 for the three months ended September 30, 2022, a decline of $17,545, due primarily to declines in real estate brokerage commissions, and reductions in operations and support expenses and general and administrative expenses. The primary components of operating expenses are described below.
Real Estate Agent Commissions. As a result of declines in our commissions and other brokerage income, our real estate agent commissions expense was $185,845 for the three months ended September 30, 2023 compared to $195,836 for the three months ended September 30, 2022. Real estate agent commissions expense, as a percentage of revenues, increased to 73.9% for the three months ended September 30, 2023 compared to 71.8% for the three months ended September 30, 2022. The increase in real estate agent commissions expense as a percentage of revenue in the 2023 period was primarily driven by a higher percentage of revenues being generated in the Southeast (Florida) and Western (primarily California), which traditionally pay higher commission rates than other regions, as well as a higher percentage of revenues being generated by top-performing agents and agent teams, who generally receive a higher commission percentage. In addition, our percentage of revenues from Development Marketing, which generally pays lower commissions, declined during three months ended September 30, 2023 compared to the prior year period.
Sales and Marketing. Sales and marketing expenses were $20,770 for the three months ended September 30, 2023 compared to $22,703 for the three months ended September 30, 2022.

Operations and support. Operations and support expenses were $17,121 for the three months ended September 30, 2023 compared to $18,218 for the three months ended September 30, 2022. The decline is primarily related to reductions in personnel as well as lower incentive compensation expense in the 2023 period.
General and administrative. General and administrative expenses were $21,988 for the three months ended September 30, 2023 compared to $26,833 for the three months ended September 30, 2022. The decline is primarily related to reductions in personnel as well as lower incentive compensation expense in the 2023 period.
Technology. Technology expenses were $5,602 for the three months ended September 30, 2023 compared to $5,527 for the three months ended September 30, 2022.
Operating (loss) income. Operating loss was $1,992 for the three months ended September 30, 2023 compared to operating income of $1,503 for the three months ended September 30, 2022. The decline in operating income is primarily associated with the net impact of declines in commission and other brokerage revenues.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $6,829 for the three months ended September 30, 2023 compared to $6,689 for the three months ended September 30, 2022. The increased loss was primarily attributable to increased non-cash stock compensation expense.
Nine months ended September 30, 2023 Compared to Nine months ended September 30, 2022
The following table sets forth our revenue and operating (loss) income by segment for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$741,442	$945,847

Operating (loss) income by segment:
Real estate brokerage segment	$(20,349)	$37,619
Corporate and other segment	(20,577)	(20,298)
Total operating (loss) income	$(40,926)	$17,321

Real estate brokerage segment
Operating (loss) income	$(20,349)	$37,619
Depreciation and amortization	6,031	6,033
Restructuring	1,932	—
Stock-based compensation	3,355	3,278
Adjusted EBITDA	(9,031)	46,930
Adjusted EBITDA attributed to non-controlling interest	63	222
Adjusted EBITDA attributed to Douglas Elliman	$(8,968)	$47,152

Corporate and other segment
Operating loss	$(20,577)	$(20,298)
Stock-based compensation	6,311	5,198
Adjusted EBITDA attributed to Douglas Elliman	$(14,266)	$(15,100)

Revenues. Our revenues were $741,442 for the nine months ended September 30, 2023 compared to $945,847 for the nine months ended September 30, 2022. The $204,405 decline in revenues was primarily due to a decline in commissions and other brokerage income because of lower revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates.
Operating expenses. Our operating expenses were $782,368 for the nine months ended September 30, 2023 compared to $928,526 for the nine months ended September 30, 2022. The decline of $146,158 was due primarily to declines in real estate brokerage commissions of $139,691. This was offset by increases in restructuring and non-cash stock compensation expenses.
Operating (loss) income. Operating loss was $40,926 for the nine months ended September 30, 2023 compared to operating income of $17,321 for the nine months ended September 30, 2022. The $58,247 decline in operating income was primarily due to the net impact of declines in commissions and other brokerage revenues.
Other income. Other income was $4,226 for the nine months ended September 30, 2023 compared to $3,113 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, other income primarily consisted of interest income, net of $4,260 and investment and other income, primarily associated with our PropTech investments of $109. This was offset by equity losses from equity method investments of $143.
(Loss) income before provision for income taxes. Loss before income taxes was $36,700 for the nine months ended September 30, 2023 and income before income taxes was $20,434 for the nine months ended September 30, 2022.
Income tax (benefit) expense. Income tax benefit was $8,552 for the nine months ended September 30, 2023 and income tax expense was $8,173 for the nine months ended September 30, 2022.
We calculate our provision for income taxes based upon our estimate of the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as current information becomes available.
Real Estate Brokerage.
The following table sets forth our condensed consolidated statements of operations data for the Real Estate Brokerage segment for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023		2022
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$703,780	94.9%	$903,917	95.6%
Property management	26,849	3.6%	27,786	2.9%
Other ancillary services	10,813	1.5%	14,144	1.5%
Total revenues	$741,442	100%	$945,847	100%

Operating expenses:
Real estate agent commissions	$546,749	73.7%	$686,440	72.6%
Sales and marketing	64,170	8.7%	64,145	6.8%
Operations and support	53,338	7.2%	55,872	5.9%
General and administrative	71,794	9.7%	78,929	8.3%
Technology	17,777	2.4%	16,809	1.8%
Depreciation and amortization	6,031	0.8%	6,033	0.6%
Restructuring	1,932	0.3%	—	—%
Operating (loss) income	$(20,349)	(2.7)%	$37,619	4.0%
Revenues. Our revenues were $741,442 for the nine months ended September 30, 2023 compared to $945,847 for the nine months ended September 30, 2022. The decline of $204,405 was primarily related to a decline in our commission and other brokerage income because of lower revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates.
Our revenues from commission and other brokerage income were $703,780 for the nine months ended September 30, 2023 compared to $903,917 for the nine months ended September 30, 2022, a decline of $200,137. In 2023, our commission and other brokerage income generated from the sales of existing homes declined by $84,655 in New York City, $44,531 in our Florida market, $29,411 in the Northeast region, which excludes New York City, and $25,084 in the West region. In addition, our revenues from Development Marketing declined by $16,456 in the 2023 period compared to the 2022 period.

Operating Expenses. Our operating expenses were $761,791 for the nine months ended September 30, 2023 compared to $908,228 for the nine months ended September 30, 2022, a decline of $146,437, due primarily to declines in real estate brokerage commissions.
Real Estate Agent Commissions. As a result of declines in commissions and other brokerage income, our real estate agent commissions expense was $546,749 for the nine months ended September 30, 2023 compared to $686,440 for the nine months ended September 30, 2022, a decline of $139,691. Real estate agent commissions expense, as a percentage of revenues, increased to 73.7% for the nine months ended September 30, 2023 compared to 72.6% for the nine months ended September 30, 2022. The increase in real estate agent commissions expense as a percentage of revenue in the 2023 period was primarily driven by a higher percentage of revenues being generated in the Southeast (Florida) and Western (primarily California), which traditionally pay higher commission rates than other regions, as well as a higher percentage of revenues being generated by top-performing agents and agent teams, who generally receive a higher commission percentage. In addition, our percentage of revenues from Development Marketing, which generally pays lower commissions, declined during nine months ended September 30, 2023 compared to the prior year period.
Sales and Marketing. Sales and marketing expenses were $64,170 for the nine months ended September 30, 2023 compared to $64,145 for the nine months ended September 30, 2022.
Operations and support. Operations and support expenses were $53,338 for the nine months ended September 30, 2023 compared to $55,872 for the nine months ended September 30, 2022. The decline is primarily related to reductions in personnel as well as lower incentive compensation expense in the 2023 period.
General and administrative. General and administrative expenses were $71,794 for the nine months ended September 30, 2023 compared to $78,929 for the nine months ended September 30, 2022.The decline is primarily related to reductions in personnel as well as lower incentive compensation expenses.
Technology. Technology expenses were $17,777 for the nine months ended September 30, 2023 compared to $16,809 for the nine months ended September 30, 2022. The increase in the 2023 period was primarily related to agent-facing technology enhancements and improvements.
Operating (loss) income. Operating loss was $20,349 for the nine months ended September 30, 2023 compared to operating income of $37,619 for the nine months ended September 30, 2022. The decline in operating income is primarily associated with the decline in revenues, expenses associated with restructuring, non-cash stock compensation and expansion into new markets.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $20,577 for the nine months ended September 30, 2023 compared to $20,298 for the nine months ended September 30, 2022.

Summary of PropTech Investments
As of September 30, 2023, New Valley Ventures had investments (at a carrying value) of approximately $13,947 in PropTech companies. This amounts to approximately 3% of the value of Douglas Elliman’s total assets, which totaled approximately $511 million, as of September 30, 2023. During the nine months ended September 30, 2023 we made a new PropTech investment, which was a non-controlling interest investment, in Infinite Creator, a video production application that allows users to capture professional-quality videos from a smartphone in minutes.

Liquidity and Capital Resources
Cash, cash equivalents and restricted cash declined by $37,493 to $133,889, which included $7,549 of restricted cash, during the nine months ended September 30, 2023 and by $27,200 to $201,666 during the nine months ended September 30, 2022.
Cash used in operations was $27,773 for the nine months ended September 30, 2023 while cash provided by operations was $5,208 for the nine months ended September 30, 2022. The increase in the cash used in the 2023 period was related to lower operating income, which was primarily the result of the decline in revenues. This amount was offset by lower uses of working capital in the nine months ended September 30, 2023, due to lower accruals of incentive compensation for the nine months ended September 30, 2023 as well as higher payments of year-end incentive compensation during the nine months ended September 30, 2022. We accrue incentive compensation during the year it is incurred and then pay the previously accrued amounts in the first quarter of the succeeding year.

Cash used in investing activities was $5,487 and $9,667 for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, cash used in investing activities was comprised of capital expenditures of $5,380 and the purchase of investments of $515 in our PropTech business. This was offset by $408 of distributions from our investments in equity securities. For the nine months ended September 30, 2022, cash used in investing activities was comprised of capital expenditures of $6,207, purchase of investments of $3,235 in our PropTech business, and investments of $300 in equity-method investments. This was offset by $75 of distributions from equity-method investments.
Our investment philosophy is to maximize return on investments using a reasonable expectation for return when investing in equity-method investments and PropTech investments as well as making capital expenditures.
Cash used in financing activities was $4,233 and $22,741 for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, cash used in financing activities was comprised of dividends and distributions on common stock of $4,222 and $11 for payroll tax liabilities associated with restricted stock withheld upon the vesting of restricted stock. For the nine months ended September 30, 2022, cash used in financing activities was comprised of dividends and distributions on common stock of $12,120, repayment of debt of $9,396 and earn-out payments, associated with acquisitions, of $1,600. These amounts were partially offset by contributions from a non-controlling interest associated with Douglas Elliman Texas of $375.
We paid a quarterly cash dividend of $0.05 per share from March 2022 to March 2023. On June 12, 2023, we announced that our Board had suspended the quarterly cash dividend, effective immediately. On June 12, 2023, our Board also declared an annual stock dividend on our common stock of 5%, which was paid on June 30, 2023 to stockholders of record as of the close of business on June 22, 2023. As part of the evaluation of our dividend policy, our Board determined that instating an annual stock dividend and suspending the quarterly cash dividend was in the best interest of us and our stockholders. This updated dividend policy is intended to strengthen our balance sheet and position us to deliver long-term stockholder returns. The amount and payment of an annual stock dividend and any quarterly cash dividend are subject to the Board’s regular evaluation of our dividend policy and capital allocation strategy.

We had cash and cash equivalents of approximately $126,340 as of September 30, 2023 and, in addition to any cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make or seek to make other investments, which may limit our liquidity otherwise available.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2023, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of September 30, 2023, we had outstanding approximately $3,000 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. The escrow funds on deposit at the subsidiary were $44,326 and $33,533 as of September 30, 2023 and December 31, 2022, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these deposits.

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

We have a substantial amount of goodwill and other intangible assets on our balance sheet. As of September 30, 2023, we had approximately $32.2 million of goodwill and $73.1 million of trademarks and other intangible assets related to Douglas Elliman. Goodwill, trademarks and other identifiable intangible assets must be tested for impairment at least annually, or more frequently if indicators of potential impairment exist. The fair value of the goodwill assigned to a reporting unit could decline if projected revenues or cash flows were to be lower in the future due to the effects of the global economy or other causes. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a non-cash charge in our consolidated statement of operations. Changes in our future outlook of the Douglas Elliman Realty, LLC reporting unit could result in an impairment loss.
The goodwill and indefinite-lived intangible asset impairment analyses are sensitive to changes in key assumptions used, such as discount rates, revenue growth rates, operating margin percentages of the business, and royalty rates as well as current market conditions affecting the residential real estate market industry including inventory levels and elevated mortgage rates. Disruptions in global credit and other financial markets and deteriorating economic conditions, including the impact of inflation or elevated interest rates, could, among other things, cause us to negatively adjust the key assumptions used in the valuations.
Given economic uncertainty and other factors affecting management’s assumptions underlying the valuation of our goodwill and indefinite-lived intangible assets, the assumptions and projections used in the analyses may not be realized and our current estimates could vary significantly in the future, which may result in an additional goodwill or indefinite-lived intangible asset impairment charge. We may experience additional unforeseen circumstances that adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the amount of recorded goodwill and intangible assets. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could have a material adverse impact on our results of operations and stockholders’ equity.
In the quarterly period ended September 30, 2023, we utilized third-party valuation specialists to prepare a quantitative assessment of goodwill and trademark intangible assets related to Douglas Elliman, based on the current market conditions in the residential real estate brokerage industry. While the quantitative assessments did not result in impairment charges to goodwill or to the trademark intangible assets as of September 30, 2023, we could experience an impairment of goodwill and other intangible assets if current market conditions continue to deteriorate. Such situation could then result in an impairment loss.
Industry structure changes that disrupt the functioning of the residential real estate market could materially adversely affect our operations and financial results.
Through our brokerages, we participate in MLS and are a member of the NAR and state real estate associations and, accordingly, are subject to each group’s rules, policies, data licenses, and terms of service. The rules of each MLS and real estate association to which we belong can vary widely and are complex.
From time to time, certain industry practices, including NAR and MLS rules, have come under regulatory scrutiny. There can be no assurances as to whether the Department of Justice (the “DOJ”) or Federal Trade Commission (the “FTC”), their state counterparts, or other governmental body will determine that any industry practices or developments have an anti-competitive effect on the industry. Any such determination could result in industry investigations, legislative or regulatory action, private litigation or other actions, any of which could have the potential to disrupt our business.
On July 1, 2021, the DOJ announced its withdrawal from a settlement agreement reached during the prior administration with the NAR in relation to claims of anticompetitive behavior with respect to commissions received by buyers’ agents from sellers’ agents. The settlement previously required the NAR to adopt certain rule changes, such as increased disclosure of commission offers from sellers’ agents to buyers’ agents. In January 2023, a federal district court ruled that the DOJ must uphold the settlement agreement. The DOJ appealed the district court’s January 2023 ruling, which has been fully briefed and is scheduled for oral argument on December 1, 2023. The withdrawal of the DOJ from this settlement and the executive order signed by President Biden on July 9, 2021, which, among other things, directs the FTC to consider additional rule making pertaining to the real estate industry, indicates increased regulatory scrutiny of the real estate industry.
In addition, private litigants have filed several antitrust suits against the NAR and certain real estate brokerage firms, some of which the DOJ has intervened in, that allege certain NAR and MLS rules are anti-competitive under federal and state antitrust laws and result in increased costs to consumers. Certain of these antitrust suits have resulted in settlement agreements, pursuant to which the settling real estate brokerage companies have agreed to injunctive relief that requires those companies to implement practice changes in their brokerage operations. On October 31, 2023, a federal jury in the Western District of Missouri found in favor of a class of plaintiffs of home sellers from April 2015 to June 2022 in three states, and awarded damages of approximately $1.78 billion (which is subject to statutory treble damages) for anticompetitive behavior in violation of federal antitrust laws arising from the NAR’s requirement that sellers’ agents for MLS-listed properties offer to pay a portion of commissions received on the sale of such properties to buyers’ agents (the Sitzer/Burnett case). Certain of the defendants have indicated that they intend to appeal the judgment in the Sitzer/Burnett case and final resolution is not expected in the near term. Douglas Elliman is not a defendant in the Sitzer/Burnett case.
Following the federal jury decision in the Sitzer/Burnett case on October 31, 2023, several additional putative class action lawsuits were filed against the NAR and additional real estate brokerage firms, including Douglas Elliman, alleging anticompetitive conduct similar to that in the Sitzer/Burnett case in violation of federal and state antitrust laws, consumer protection claims and allegations of unjust enrichment. Douglas Elliman is presently aware that it is a named defendant in three such matters in Missouri, Illinois and New York. Douglas Elliman may become involved in additional legal proceedings concerning the same or similar claims. We are unable to reasonably estimate the financial impact of these matters.
Any of the foregoing litigation (including any related settlement agreement) or subsequent regulatory action, if successful, could result in significant changes or disruptions to industry practices of the residential real estate market, including changes or disruptions to buyers’ agent’s commissions, and could negatively affect our financial condition and results of operations. Such consequences may reduce our revenues, require additional expenditure, or distract our management’s attention from pursuing our growth strategy.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended September 30, 2023. In addition, we did not repurchase any of our equity securities during the three months ended September 30, 2023.
ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

In the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

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