Form 10-K
period 2023-12-31
Douglas Elliman Inc.
filed 2024-03-08
CIK 1878897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2023

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
The aggregate market value of the common stock held by non-affiliates of Douglas Elliman Inc. as of June 30, 2023 was approximately $176.6 million.
At March 1, 2024, Douglas Elliman Inc. had 91,535,412 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

Douglas Elliman Inc.
FORM 10-K

PART I

ITEM 1. BUSINESS

Overview

Douglas Elliman Inc. is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology, or PropTech, companies. Douglas Elliman owns Douglas Elliman Realty, LLC, one of the largest residential brokerage companies in the New York metropolitan area, which includes New York City, Long Island, the Hamptons, Westchester, Connecticut and New Jersey, and also conducts operations in Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia and Washington D.C. We also offer, including through our subsidiaries and ventures, ancillary services, such as property management, title and escrow services.

We are a Delaware corporation and were incorporated in 2021 in connection with the separation of Douglas Elliman from Vector Group Ltd., as an independent, publicly traded company, listed on the New York Stock Exchange (the “Distribution”). On December 29, 2021, Vector Group completed the Distribution of the common stock of Douglas Elliman to its stockholders and we began trading on the New York Stock Exchange under the symbol “DOUG” on December 30, 2021.

Strategy

Since its inception in 1911, Douglas Elliman has challenged the status quo of the real estate industry. We were founded on Douglas L. Elliman’s vision that New Yorkers would shift their preference for traditional homes to favor luxury apartments that were both sold and managed by comprehensive real estate companies. More than a century later, the Douglas Elliman brand is still associated with service, luxury and forward thinking — our markets are primarily international finance and technology hubs that are densely populated and offer housing inventory at premium price points. The average transaction value of a home we sold in 2023 was approximately $1.59 million — significantly higher than our principal competitors.

We are building on our record of innovation. Douglas Elliman is focused on digitizing, integrating and simplifying real estate activities for agents and elevating their clients’ experiences. We are bringing innovative, technology-driven PropTech solutions to Douglas Elliman by adopting new PropTech solutions for agents and their clients and also investing in select PropTech opportunities through our subsidiary, New Valley Ventures LLC. Our model is to source and use best-of-breed products and services that we believe will increase our efficiency. In addition to entering into business relationships with these PropTech companies, we are committed to creating over time a dynamic portfolio of PropTech companies by leveraging our relationships to provide them access to our agents and their clients, as well as our knowledge and experience. We believe these collaborative relationships are mutually beneficial because they keep Douglas Elliman both asset light and on the cutting edge of the industry by offering our agents innovative solutions and services that can be integrated into our technology. Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

Douglas Elliman boasts a prestigious luxury brand that is complemented by a comprehensive suite of technology-enabled real estate services and investments. These distinguishing qualities position us to capitalize on opportunities in the U.S. residential real estate market. Despite various “agentless” models such as “iBuying,” approximately 89% of both buyers and sellers were assisted by a real estate agent or broker when purchasing or selling their home between July 2022 and June 2023, according to the National Association of Realtors, or NAR, highlighting the central role agents continue to play in real estate transactions. Agents are able to generate significant repeat business from clients and referrals, with 65% of home sellers and 56% of home buyers between July 2022 and June 2023 choosing to work with an agent they had used in the past or from a referral, according to the NAR. Repeat business, as well the ability to provide ancillary services, allows agents to extend their client relationships and generate significant lifetime value.

After a strong 2021, when existing home sales reported by the NAR reached their highest level since 2006, the residential real estate brokerage industry began experiencing significant challenges in the second quarter of 2022, which have continued to date. These challenges have been marked by a reduced inventory of homes available for sale, which we believe has been caused by elevated mortgage rates since early 2022. According to the NAR, sales of existing homes of 4.09 million in 2023, which was the lowest amount since 1995, declined from 5.03 million in 2022 and 6.12 million in 2021. By comparison, our transactions declined by 19% to 21,606 in 2023 from 26,573 in 2022. In the fourth quarter of 2023, our Gross Transaction Value and transactions of homes sold increased by approximately 5% and 5%, respectively, compared to the 2022 fourth quarter. We believe the increases in the fourth quarter of 2023 reflected the gradual stabilization of home purchasing activity during 2023. This trend resulted in our first year-over-year increases in quarterly revenue, Gross Transaction Value and transactions since the first quarter of 2022. Based on cash receipts in January and February 2024, we expect these modest increases to continue in the first quarter of 2024 and the NAR and other real estate industry consortiums are forecasting similar increases in the U.S. residential real estate market in 2024.

Despite these macroeconomic challenges, we believe our competitive advantages in the luxury markets distinguish us from our competitors and our comprehensive suite of real estate solutions, our industry-leading brand name, and our talented team of employees and agents set us apart in the industry. Douglas Elliman was recently named the most trusted real estate brokerage firm in the United States as part of the America’s Most Trusted Series by Lifestory Research. As the real estate brokerage industry evolves and addresses these challenges related to constrained inventory of homes as well as higher mortgage rates, we continue to pursue profitable growth opportunities through the expansion of our footprint, investments in cutting-edge PropTech companies through New Valley Ventures, continued recruitment of best-in-class talent, acquisitions (acqui-hires), and operational efficiencies. We will continue to employ a disciplined capital allocation strategy aimed at generating sustainable long-term value for our stockholders.

Real Estate Services

Large residential brokerage company with a recognized luxury brand. Douglas Elliman is one of the largest residential brokerage companies in the New York metropolitan area, which includes New York City, Long Island, the Hamptons, Westchester, Connecticut and New Jersey. Douglas Elliman has approximately 125 offices with approximately 6,600 real estate agents in the New York metropolitan area, as well as in Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia and Washington, D.C. The Douglas Elliman name is synonymous with luxury.

Prominent new development sales and marketing firm. Douglas Elliman’s Development Marketing division, or DEDM, distinguishes our positioning and reputation in the luxury real estate segment. DEDM is sought after by well-known real estate developers as it offers expertise in sales, leasing, and marketing for new developments throughout key markets in the United States and internationally. Drawing upon decades of experience and market-specific knowledge, DEDM offers a multidisciplinary approach that includes comprehensive in-house research, planning and design, marketing and sales. DEDM ranks among the most prominent sales and marketing firms in New York and Florida, as well as Douglas Elliman’s other luxury markets, and employs approximately 83 in-house development professionals. Through a strategic global alliance with Knight Frank Residential, the world’s largest privately-owned property consultancy, DEDM markets properties to international audiences. We employ a hybrid broker model where our traditional residential real estate agents work in tandem with our DEDM professionals and leverage their extensive industry relationships for the benefit of DEDM clients. Agents are able to market and sell high profile developments that enhance their brands and provide additional commission revenue potential. We believe this model provides a competitive advantage to our DEDM business while also increasing the attractiveness of the Douglas Elliman platform to current and prospective agents.

Premium residential property management business. Douglas Elliman is also engaged in the management of cooperative, condominium and rental apartment buildings through its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management. Residential Management Group provides a full range of fee-based management services for approximately 465 properties representing approximately 54,700 units in New York City, Nassau County, Long Island City and Westchester County.

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

PropTech Solutions Supporting Real Estate Services

Our PropTech strategy combines leveraging best-of-breed, proven legacy technologies and selectively partnering with early-stage, disruptive PropTech companies to support our real estate brokerage and services operations. This strategy supports our stakeholders, including our agents, their clients and our management team, by providing them with access to fast-changing and industry-leading technology. We believe technology innovation is best fostered in these smaller, purpose-built PropTech companies to develop new products rather than inside of a large company, such as Douglas Elliman, because in-house technology is generally more costly, takes longer to bring new technology to market and rarely generates the most cutting-edge solutions. By using PropTech solutions and offering a suite of cutting-edge applications, our open architecture technology infrastructure provides users a “plug and play” environment where new features and functionality can be quickly added for the benefit of our agents and their clients. This ensures our technology remains state-of-the-art, vendor optionality is maintained, and our costs are minimized. Examples of our PropTech platform for Douglas Elliman’s agents and their clients are summarized below.

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

Elliman Everywhere offers robust virtual and mobile resources. Our Elliman Everywhere initiative provides agents with the robust virtual and mobile resources they desire and will need to transact business from anywhere in the world, including markets where we do not have offices. This cloud-based agent portal includes workflow processing, a commission system, customer acquisition tools, an Innovation Lab and more, enhancing the agent experience and agents’ efficiency.

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

Elliman Essentials provides agents and employees with enhanced vendor access. Elliman Essentials provides a curated list of offerings from preferred vendors that Douglas Elliman’s approximately 6,600 agents and an additional 592 employees access to source products, services and experiences to enhance business practices and purchase closing gifts for customers. Elliman Essentials can be accessed on our intranet portal, MyDouglas.

Launched and expanded a new client and customer lifetime concierge solution. We are offering seasoned third-party products into Elliman Showroom, a white-glove homeowners engagement solution that provides access to services such as insurance, moving, telecommunications, utilities, solar home security and home services and facilitates the moving and home management needs of our agents. This simple, “do-it-yourself,” end-to-end digital homeowner engagement platform includes more than 40 direct partnerships and integrations across multiple industries. It leverages our investee and growing PropTech startup, LiveEasy.

PropTech Investments

MyDouglas

Powered by industry-leading technology capabilities developed by innovative PropTech leaders and start-ups

Hello, Ashley
MyDouglas
YTD Total GCI
$3,563,154.75
YTD Volume
$201,551,680.93
YTD Deals
62
16
Apps
Company News
Power of the Press
Regional Listings
2,017
My Listings Activity
58
205,906
21
Last Payment Advice
$3,055.00
$2,843,814.41
Debit Balance
Gross Commissions
AdPro

Capabilities | Solutions

Capabilities	Solutions
Team Management Agent Social Media • Learning Management System • MyDouglas Team Views • Team Deal Management	invent.us · northpass · purlin* · REAL GRADER · rechat.*
Agent Brand Management VideoBolt – One-Click Video Creation/Virtual Tours • Elliman.com • Custom Property Websites	AUDIENCE* · purlin* · rechat.*
Listing Management CMA • Home Valuation • MyDouglas – Listing Analytics • Digital Ad Campaigns • StudioPro – Open House Management • Regional Listings Insights	Buyside · invent.us · purlin* · ReSource · VIDEOBOLT.COM
Current Clients and Customers StudioPro – CRM • StudioPro – Email Marketing • StudioPro – Marketing Center • Client Portal Services	AUDIENCE* · purlin* · rechat.*
Performance Analytics YTD Total GCI Deals and Volume Summary • Commission Check Tracking	invent.us · INFINITE CREATOR real estate* · purlin* · Tongo*
Deal Management StudioPro – Transaction Management • Title and Escrow Services • MLS Services – Collaborative Home Search • StudioPro – Listing Tour Scheduling and Coordination • Digitized eSignature • eNotary service	DETitleServices · DocuSign · MLS Multiple Listing Service · Notarize* · Partners Land Services · Portfolio Escrow, Inc. · rechat.* · Tongo*
Post-Closing Client and Customer Stewardship Home Services • Client Portal • New Development Marketing • Digital Board Packages (NYC only)	BILT* · BoardPackager · ENVOY* · LiveEasy Formerly MoveEasy* · ProXio
Artificial Intelligence ("AI") and Predictive Analytics	invent.us · INFINITE CREATOR real estate* · LiveEasy Formerly MoveEasy* · purlin* · rechat.* · ReSource

*New Valley Ventures PropTech Investee Company

In addition to leveraging PropTech solutions to support our real estate brokerage and services operations, we believe that by investing in early-stage PropTech companies, Douglas Elliman can gain differentiated access to innovative PropTech services while benefiting from the expected growth and valuations of these firms without the need to build or fully acquire them. We believe investing in these PropTech companies and investment funds enables us to establish relationships with these companies (and funds’ portfolio companies) to seek preferred terms, become an early adopter of emerging technologies and achieve greater product integration with our users and technology applications. At the same time, we are actively seeking to capitalize on our unique real estate knowledge and experience by investing in PropTech companies that will both supplement and enhance the technology-based experience of Douglas Elliman’s agents and the general real estate industry as well as improve our operating efficiency. For example, the foundation for our agent communications platform and customer relationship management system was developed in consultation with one of our PropTech investee companies. We believe that these investments provide us with unique access to cutting-edge and industry-leading technology, providing us with valuable technology systems to improve the efficiency of Douglas Elliman’s businesses while also capturing some of the value created by the combination of our expertise in the real estate industry and the PropTech companies with which we partner.

As of December 31, 2023, New Valley Ventures had investments in PropTech companies and funds (at a carrying value) of approximately $13.4 million. This amounts to approximately 3% of the value of Douglas Elliman’s total assets, which totaled approximately $493 million, as of December 31, 2023.

As of December 31, 2023 our PropTech investments include:

• Rechat: a lead-to-close fully mobile technology dashboard for real estate agents including marketing, customer relationship management and transaction-management software. Douglas Elliman has a multi-year services agreement with Rechat for its agents, who are increasingly requesting and requiring superior access to technology and back-office support services. The Rechat technology is a key element of MyDouglas, Douglas Elliman’s primary agent portal designed to be our agents’ technology front door, and StudioPro, the cloud-based agent portal and marketing tool recently launched by Douglas Elliman that helps integrate all agent resources in one user-friendly suite.

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

• LiveEasy: a client- and customer-facing digital concierge service designed to assist clients and customers moving into and “setting up” their new homes, while offering additional services to maintain their homes. In partnership with residential real estate brokerages, LiveEasy is delivered in a white-labeled format that features the name and contact information of the selling agent.

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

• Persefoni AI: a software-as-a-service, or “SaaS,” platform built to enable enterprises of all sizes to measure their carbon footprint accurately, dynamically, and regularly across all operations.

•Tongo: a financial program that gives real estate agents instant access to future commissions up to 60 days before closing.
•     Guest House: a tech-enabled company focused on the home staging market.

•     Alpaca: investment in Getaway House, Inc., a start-up company that provides cabin rental services in rural areas throughout the United States.

•     Infinite Creator: investment in Infinite Creator, a do-it-yourself video creation app that allows any agent with a phone to walk through a guided process and film the key pieces for a high-end luxury presentation video.

•PropTech Venture Capital Funds: investments in the following venture capital funds providing New Valley Ventures with exposure to opportunities in the emerging PropTech industry.
◦Camber Creek Venture Capital Funds: two funds that invest in a diversified pipeline of new PropTech ventures. Camber Creek’s portfolio includes Notarize, a digitized notary service, and Curbio, a renovation firm designed to increase a property’s selling price. Camber Creek has also invested in Bilt.
◦Sum Ventures: a fund that invests in growth companies in PropTech, FinTech, and CleanTech industries.
◦MetaProp Venture Capital Fund: a fund advised or managed by a New York-based venture capital firm.
◦The Lab PropTech Fund: a fund advised or managed by a Miami-based firm that aims to invest in emerging technologies with a focus on residential real estate and construction services.

Other than the five private funds listed above in which New Valley Ventures invests as a limited partner, all of these companies currently provide technology or services to Douglas Elliman. Because these PropTech companies and funds are accounted for as investments, we have not recognized revenue from these PropTech investments to date and do not anticipate recognizing revenue from these PropTech investments in the future. However, we target earning an attractive rate of return from the capital appreciation of our PropTech investments.

In 2023, New Valley Ventures monetized two PropTech investments, EVPassport and Envoy, and recorded gains of $715,000 and $160,000 respectively, for the year ended December 31, 2023. In 2023, New Valley Ventures also determined that the fair value of its investment in Audience was zero and reported realized losses on convertible debt securities of $236,000 for the year ended December 31, 2023.

Our Competitive Strengths

Leading luxury brand with a strong presence in markets where we have brand recognition and brand equity. We have a presence in most major luxury real estate markets in the United States, including New York, Florida, California, Texas, Colorado, Nevada, Massachusetts as well as the Washington, D.C. Metro area, which includes Maryland, Virginia and Washington D.C. Further, we have established a reputation for luxury and trust, which we believe has differentiated our brand from those of our peers. To build on this established brand presence, Douglas Elliman produces owned content and generates earned media regarding a range of relevant topics — including brand initiatives, exclusive listings, new development projects and closed deals — that resonate with our clients and contribute to a strong share of voice across all major markets in which we operate, as compared to our principal real estate competitors, and enhances the professional credibility of agents and executives whose thought leadership is often sought by major global media outlets.

Experienced team of talented agents and employees. The residential real estate business is built upon personal relationships, and we have long believed Douglas Elliman’s team of approximately 809 employees and approximately 6,600 agents (including 5,150 Principal Agents) as of December 31, 2023 distinguishes us from other residential real estate brokerage firms. Forbes recognized Douglas Elliman in its 2021 list of America’s best large employers.

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

Technology that we believe is industry-leading and supports recruitment and retention of agents. We provide our agents with what we believe is the most advanced set of digital-and mobile-enabled tools and resources in the residential brokerage industry, including: cloud-based agent portal, workflow processing, commission system, customer acquisition tools, Innovation Lab, customer relationship management (“CRM”) and marketing tools. These tools are designed to support agent productivity, earnings potential and satisfaction and we believe they enhance our efforts to recruit and retain high-performing agents.

Growth Strategy

Expand our footprint into adjoining markets. We strategically aim to build on our leadership position in the New York metropolitan area, including New York City, Long Island, Westchester and the Hamptons, while entering and expanding in complementary markets as well as key markets in Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia and Washington, D.C., where the Elliman brand has strong awareness and brand equity.

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

Invest in compelling PropTech opportunities that facilitate our growth and competitive differentiation. Our goal is to create over time a portfolio of PropTech companies in which we are invested and also leverage their technology for the benefit of our agents and their clients. We believe that investing strategically in disruptive, early-stage PropTech companies equips Douglas Elliman stakeholders with early and differentiated access to new technology built in entrepreneurial environments, while enabling PropTech investee companies to access our knowledge and experience through our commercial relationships to grow their own businesses. Concurrently, we believe investing in these PropTech companies enables us to establish relationships with these companies to seek preferred terms, become an early adopter of emerging technologies and achieve greater product integration with our users and IT systems, which enhances our competitive differentiation with agents and their clients. Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

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

Human Capital

We have long believed that the diversity and talent of our people provides a competitive advantage to Douglas Elliman. As of December 31, 2023, we employed approximately 809 employees, of which 592 were employed by Douglas Elliman Realty LLC, 209 were employed at Douglas Elliman Property Management and eight were employed at Douglas Elliman’s corporate headquarters.

Real Estate Brokerage. The residential real estate business is built upon personal relationships and we have long believed Douglas Elliman’s team of employees as well as approximately 6,600 agents distinguish us from other residential real estate brokerage firms. Forbes recognized Douglas Elliman in its 2021 list of America’s best large employers and 2023 list of America’s best employers. We believe this recognition is a testament to the hard work and resiliency of the Douglas Elliman family. We are proud that women are well represented in our leadership as they comprise of 50% of our “Executive/Senior Level officers and managers” and 63% of our “First/Mid-Level officials and managers.”

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
•In addition, in 2023 we launched a Learning Management System to support employee continued professional development.
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

•We continued our Agents of Change initiative throughout 2023 and hosted events such as Stopping the Stigma Around Mental Health and Shattering the Glass Ceiling with successful and influential women in real estate.
•Continued to support diversity efforts, including sponsoring Aspen Gay Ski Week, matching employees’ and agents’ contributions to the NAACP Legal and Education Fund, the AAPI Community Fund and various other health and social charitable organizations.
•Launched our initial Diversity Equity & Inclusion survey for our employees and agents.
•Continued to support organizations benefiting victims of various Florida hurricanes, California wildfires, Texas and Puerto Rico flood disasters and the Ukraine Humanitarian Crisis Fund of the American Red Cross. Douglas Elliman also supports health driven organizations including God’s Love We Deliver, Project Angel Food, and the American Cancer Society.
•Supported the Israeli American Council following the attacks on October 7, 2023.

Douglas Elliman offers comprehensive benefit programs to its employees which provide them with, among other things, medical, dental, and vision healthcare; 401(k) matching contributions; paid parental leave; and paid vacation time.

We will continue to listen, while engaging and connecting with our employees and Douglas Elliman’s agents, to further our human capital management objectives.

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

ITEM 1A.RISK FACTORS

Our business faces many risks. We have described below the known material risks that we and our subsidiaries face. There may be additional risks that we do not yet know of or that we do not currently perceive to be significant that may also impact our business or the business of our subsidiaries. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on the business, results of operations, cash flows, financial condition or equity of us or one or more of our subsidiaries, which in turn could negatively affect the value of our common stock. You should carefully consider and evaluate all information included in this report and any subsequent reports that we may file with the SEC or make available to the public before investing in our securities.
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
• instability of financial institutions, which may result in, among other things, depository banks not honoring escrow and trust deposits held by certain of our subsidiaries;
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

Our business significantly depends on sales transactions for residential property in the New York metropolitan area, and we derived approximately 50% of our revenues in 2023, 52% of our revenues in 2022 and 55% of our revenues in 2021 from the New York metropolitan area. There may be a reduction in the attractiveness of the real estate markets of the New York metropolitan area and the other markets in which we operate.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) limited mortgage interest deductions as well as state and local income and property tax deductions. The loss of the use of these deductions has encouraged residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2023, approximately 65% of our closed sales occurred in New York, California, Connecticut, New Jersey and Massachusetts, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact demand for our products and services.

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

We believe that low mortgage rates were a significant factor in the trend in increased homeowner equity and growth in home prices and sales in 2021. In March 2022, the Federal Reserve Board began increasing its primary policy interest rate as well as reducing the size of its balance sheet. Consequently, mortgage interest rates have significantly and rapidly increased. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control and difficult to predict. In 2022, the cost of financing for homebuyers increased significantly, which resulted in higher monthly payment costs that make homes less affordable to purchasers and these conditions continued in 2023. We believe these higher interest rates also reduced home inventory because many sellers considering a move faced higher monthly payment costs because of moving. Consequently, both of these trends resulted in a decline of transaction volume from 2021 to 2022 to 2023 and, if these trends continue, could eventually result in lower home prices.

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

The success of our business depends on the ability of our brokers and agents to sell homes. Home inventory levels have been declining in certain markets in recent years due to factors outside our control, including the pace of new housing construction, macroeconomic conditions, and, recently, the reluctance of sellers to move due to increases in mortgage costs of new homes and real estate industry businesses that purchase homes for long-term rental or corporate use. This decline has caused more homeowners to remain in their homes, reducing the volume of home sale transactions closed by our brokers and agents. Historically low home inventory levels could have a material adverse effect on our business, financial condition and results of operations.

Consumers may adopt alternatives to full-service agents.

A significant change in consumer sales that eliminates or minimizes the role of the agent in the real estate transaction process could have an adverse effect on our business. These options may include direct-buyer companies (also called iBuyers) that purchase directly from the seller at below-market rates in exchange for speed and convenience and then resell them shortly thereafter at market prices, and discounters who reduce the role of the agent to offer sellers a low commission or a flat fee while giving rebates to buyers. Consumer preferences regarding buying or selling houses and financing their home purchase will determine if these models reduce or replace the long-standing preference for full-service agents.

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

We engage with third-party vendors and partners in a variety of ways, including strategic collaborations and the development and delivery of applications, employing key internal operational processes and critical client systems. In many instances, these third parties are in direct contact with our agents and customers to deliver services on our behalf or to fulfill their role in the applicable collaboration. In some instances, these third parties may be in possession of personal information of our customers, agents or employees. In other instances, these third parties may play a critical role in developing products and services central to our business strategy. Our third-party partners may encounter difficulties in the provision of required deliverables or may fail to provide us with timely services, which may delay us, and also may make decisions that may harm us or that are contrary to our best interests, including by pursuing opportunities outside of the applicable Company project or program, to the detriment of such project or program.

If our third-party partners or vendors (or their respective vendors) were to fail to perform as we expect, fail to appropriately manage risks, provide diminished or delayed services to our customers or face cybersecurity breaches of their information technology systems, or if we fail to adequately monitor their performance, our operations and reputation could be materially adversely affected, in particular any such failures related to the development of key products. Depending on the function involved, vendor or third-party application failure or error may lead to increased costs, business disruption, distraction to management, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, effects on financial reporting, loss of customers, damage to our reputation, or litigation, regulatory claims and/or remediation costs (including claims based on theories of breach of contract, vicarious liability, negligence or failure to comply with laws and regulations). Third-party vendors and partners (or their respective vendors) may also fail to maintain or keep adequate levels of insurance, which could result in a loss to us or expose us to litigation. The actions of our third-party vendors and unaffiliated third-party developers are beyond our control. We face the same risks with respect to subcontractors that might be engaged by our third-party vendors and partners or their subcontractors.

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

Our operations are dependent on the efforts, abilities and experience of our employees, and we compete for their services. We have contracts with certain employees that include provisions preventing them from competing with us both during and after the term of our employment contracts with them. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies.

On July 9, 2021, President Biden signed an executive order encouraging the Federal Trade Commission (“FTC”) to curtail unfair use of non-compete agreements and other agreements that may unfairly limit worker mobility. While we cannot predict how the initiatives set forth in the executive order will be implemented or, as a result, the impact that the executive order will have on our operations, there is now increased uncertainty regarding the long-term enforceability of our non-compete agreements. In January 2023, the FTC proposed a rule that, if enacted, would prohibit employers from entering into non-compete clauses with workers and require employers to rescind existing non-compete clauses. The FTC is expected to vote on a final rule in April 2024. It is unclear if and when a final rule will become effective and whether it would be subject to legal challenges. In addition, the New York state legislature passed legislation in 2023 that would have prohibited most non-compete agreements between employers and workers in New York State, although it was not ultimately enacted. It is possible that additional similar legislation may be introduced in the future. We are monitoring developments related to these proposed laws for any potential impact on the arrangements we enter into with third parties, including our real estate agents.

Douglas Elliman is subject to risks and operational limitations associated with its strategic alliance with Knight Frank Residential.

Douglas Elliman has entered into a strategic alliance with Knight Frank Residential, the world’s largest privately-owned property consultancy, to market certain luxury residential properties of at least $2 million to international audiences through co-branded offices, located in the various luxury markets where Douglas Elliman operates, and select top-tier agents. The agreement provides for the sharing of commissions and certain other payments in respect of jointly marketed properties. This strategic alliance subjects Douglas Elliman to some risks, including risks associated with the sharing of proprietary information between parties, non-performance by Douglas Elliman or Knight Frank Residential of obligations under the strategic alliance agreement, disputes over strategic or operational decisions or other matters and reputational risks, as well as litigation risks associated therewith. In particular, Douglas Elliman is subject to certain exclusivity and non-compete provisions in connection with marketing and selling properties outside the United States in various markets in which Knight Frank Residential operates, subject to certain exceptions. Although Douglas Elliman believes that the strategic alliance enhances its ability to serve its luxury customers, such restrictions could limit Douglas Elliman’s growth prospects.

Any decrease in our gross commission income or the percentage of commissions that we collect may harm our business, results of operations and financial condition. Our gross commission income or the percentage of commissions that we collect may decline.

Our business model depends upon our agents’ success in generating gross commission income, which we collect and from which we pay to them net commissions. Real estate commission rates vary somewhat by market, and although historical rates have been relatively consistent over time across markets, there can be no assurance that prevailing market practice will not change in a given market, or across the industry, in the future. Customary commission rates could change due to market forces locally or industry-wide, as well as due to regulatory or legal changes in such markets, including because of litigation or enforcement actions. In addition, there can be no assurance that we will be able to maintain the percentage of commission income that we collect from our agents. If industry conditions change, we may be forced to reduce the percentage of commissions that we collect from our agents. See — “Industry structure changes that disrupt the functioning of the residential real estate market, including as a result of litigation or regulatory action, could materially adversely affect our operations and financial results.”

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

We have a substantial amount of goodwill and other intangible assets on our balance sheet. As of December 31, 2023, we had approximately $32.2 million of goodwill and $73.0 million of trademarks and other intangible assets related to Douglas Elliman. Goodwill, trademarks and other identifiable intangible assets must be tested for impairment at least annually, or more frequently if indicators of potential impairment exist. The fair value of the goodwill assigned to a reporting unit could decline if projected revenues or cash flows were to be lower in the future due to the effects of the global economy or other causes. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a non-cash charge in our consolidated statement of operations. Changes in our future outlook of the Douglas Elliman Realty, LLC reporting unit could result in an impairment loss.

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

In the quarterly period ended December 31, 2023, we utilized third-party valuation specialists to prepare a quantitative assessment of goodwill and trademark intangible assets related to Douglas Elliman, based on the current market conditions in the residential real estate brokerage industry. While the quantitative assessments did not result in impairment charges to goodwill or to the trademark intangible assets as of December 31, 2023, we could experience an impairment of goodwill and other intangible assets if current market conditions continue to deteriorate. Such a situation could then result in an impairment loss.

Industry structure changes that disrupt the functioning of the residential real estate market, including as a result of litigation or regulatory scrutiny, could materially adversely affect our operations and financial results.

Through our brokerages, we participate in MLS and are a member of the NAR and state real estate associations and, accordingly, are subject to each group’s rules, policies, data licenses, and terms of service. The rules of each MLS to which we belong can vary widely and are complex.

From time to time, certain industry practices, including NAR and MLS rules, have come under regulatory scrutiny and, more recently, have been subject to private litigation. There can be no assurances as to whether the Department of Justice (the “DOJ”) or FTC, their state counterparts, or other governmental body will determine that any industry practices or developments have an anti-competitive effect on the industry. Any such determination could result in industry investigations, legislative or regulatory action, private litigation or other actions, any of which could have the potential to disrupt our business.

On July 1, 2021, the DOJ announced its withdrawal from a settlement agreement reached during the prior administration with the NAR in relation to claims of anticompetitive behavior with respect to commissions received by buyers’ agents from sellers’ agents. The settlement previously required the NAR to adopt certain rule changes, such as increased disclosure of commission offers from sellers’ agents to buyers’ agents. In January 2023, a federal court ruled that the DOJ must uphold the settlement agreement. The DOJ appealed the district court’s January 2023 ruling. The appellate court heard argument on the appeal on December 1, 2023, but has not yet issued a decision. The withdrawal of the DOJ from this settlement and the executive order signed by President Biden on July 9, 2021, which, among other things, directs the FTC to consider additional rule making pertaining to the real estate industry, indicates increased regulatory scrutiny of the real estate industry.

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

Following the federal jury decision in the Sitzer/Burnett case on October 31, 2023, several additional putative class action lawsuits were filed against the NAR and additional real estate brokerage firms, including Douglas Elliman or its subsidiaries, alleging anticompetitive conduct similar to that in the Sitzer/Burnett case in violation of federal and state antitrust laws, consumer protection claims and allegations of unjust enrichment. Douglas Elliman is presently aware that it, Douglas Elliman Realty, LLC or one of its brokerage subsidiaries, is a named defendant in seven such matters in Missouri, Illinois, New York and Nevada, which are described in Note 13 to our combined consolidated financial statements included elsewhere in this Form 10-K. Douglas Elliman may become involved in additional legal proceedings concerning the same or similar claims. We are unable to reasonably estimate the financial impact of these matters.

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

We rely on products, technologies and intellectual property that we license from third parties for use in our services. There is no assurance that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products and technologies that include or incorporate licensed intellectual property.

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

Our success depends in part on our ability to attract users through unpaid internet search results on search engines. The number of users we attract to our websites, including our flagship website elliman.com, from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by several factors, many of which are not under our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings to promote their own competing services or the services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites could adversely affect our real estate brokerage business and results of operations. Further, a failure of our websites or website-based technology, either due to malfunction, outside intrusion through hacking or otherwise, could significantly disrupt our business and lead to reduced revenue and reputational damage as we may not be able to effectively scale and adapt our existing technology and network infrastructure to ensure our platforms are accessible.

Cybersecurity incidents could disrupt our business operations or could result in the loss of critical and confidential information, which may adversely impact our reputation and harm our business.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts that gain unauthorized access to information technology systems, both internally and externally, to sophisticated and targeted measures, known as advanced persistent threats, directed at us and our affiliated agents. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our customers. Additionally, we increasingly rely on third-party providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. We and our third-party service providers have experienced, and expect to continue to experience, these types of internal and external threats and incidents, which can result, and have resulted, in the misappropriation and unavailability of critical data and confidential or proprietary information (our own and that of third parties, including personally identifiable information), the disruption of business operations and the loss of funds. For example, in April 2021, we determined that an unauthorized party gained access to Douglas Elliman Property Management’s IT network, temporarily disrupted business operations and obtained certain files that contained personal information pertaining to owners and others in buildings managed by employees of Douglas Elliman Property Management. Douglas Elliman Property Management took steps to secure its systems, contacted law enforcement, investigated and enhanced its security protocols to help prevent a similar incident from occurring in the future. Depending on their nature and scope, these incidents could potentially also result in the destruction or corruption of such data and information. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, increased cybersecurity protection and remediation costs, business disruption and the loss of funds or revenue which in turn could adversely affect our competitiveness and results of operations. Developments in the laws and regulations governing the handling and transmission of personal identifying information in the United States may require us to devote more resources to protecting such information.

Some of our application systems and services contain open-source software, which may pose particular risks to our proprietary software, products, and services.

We use open-source software in our applications systems and services and anticipate using open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their own software product to publicly disclose all or part of the source code to such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open-source licenses to which our business is subject have not been interpreted by U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties alleging ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open-source license. The use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage.

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

Our PropTech investments involve a high degree of risk. In general, financial and operating risks confronting private companies can be significant. While targeted returns should reflect the perceived level of risk in any investment, there can be no assurance that New Valley Ventures will be adequately compensated for risks taken, and the loss of its entire investment is possible. The investments may be difficult to value, and the timing of any profit realization is highly uncertain. Losses have occurred and may occur in the future.

Private companies often experience unexpected problems in the areas of product development, manufacturing, marketing, financing and general management, which, in some cases, cannot be adequately solved. In addition, such companies may require substantial amounts of financing which may not be available through institutional private placements or the public markets. The percentage of companies that survive and prosper can be small.

Investments in more mature companies in the expansion or profitable stage also involves substantial risks. Such companies typically have obtained capital in the form of debt and/or equity to expand rapidly, reorganize operations, acquire other businesses, or develop new products and markets. These activities involve a significant amount of change in a company and could give rise to significant problems in sales, manufacturing, and general management of these activities.

We may engage in business activities that could result in us holding investment interests in entities which could subject us to regulation under the Investment Company Act of 1940.

Although we are subject to regulation under the Securities Act and the Exchange Act, we believe we are not subject to regulation under the Investment Company Act of 1940 (the “Investment Company Act”) insofar as we are not engaged in the business of investing or trading in securities within the definitions and parameters which would make us subject to the Investment Company Act, or holding unconsolidated minority interests in multiple companies and cash that might fall within the “holding company” definitions under the Investment Company Act. We maintain controls and procedures designed to ensure that we will not be subject to regulation under the Investment Company Act. If we engage in business activities that result in us holding minority interests in nonconsolidated entities with significant value, we might become subject to regulation under the Investment Company Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. Additionally, the Investment Company Act requires that several structural safeguards, such as an independent board of directors and a separate investment adviser whose contract must be approved by a majority of our stockholders, be put in place within such companies. The Investment Company Act also imposes significant disclosure and reporting requirements beyond those found in the Securities Act and the Exchange Act. Likewise, the Investment Company Act contains its own anti-fraud provisions and private remedies, and it strictly limits investments made by one investment company in another to prevent pyramiding of investment companies, leading to consolidated investment companies acting in the interest of other investment companies rather than in the interest of securities holders. Regulation of Douglas Elliman as an investment company would significantly impair our business plan and operations.

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

◦changes in regional or national business or macroeconomic conditions, including because of a pandemic, which may impact the other factors described above.

In addition, our results of operations are tied to certain key business metrics and non-GAAP financial measures that have fluctuated in the past and are likely to fluctuate in the future. Because of such variability, our historical performance, including from recent quarters or years, may not be a meaningful indicator of future performance and period-to-period comparisons also may not be meaningful.

We are a holding company and depend on cash payments from our subsidiaries to pay dividends on our common stock.

We are a holding company and have no operations of our own. We hold our interests in our business through our wholly owned subsidiaries. In addition to our own cash resources, our ability to pay dividends on our common stock depends on the ability of our subsidiaries to make cash available to us. Our receipt of cash payments, as dividends or otherwise, from our subsidiaries is an important source of our liquidity and capital resources. If we do not have sufficient cash resources of our own and do not receive payments from our subsidiaries in an amount sufficient to repay our debts and to pay dividends on our common stock, we must obtain additional funds from other sources. There is a risk that we will not be able to obtain additional funds at all or on terms acceptable to us. Our inability to continue to pay dividends on our common stock would significantly harm us and the value of our common stock.

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

In some cases, certain of our subsidiaries act as escrow agents for our agents' clients. As escrow agents, they receive money to hold until certain conditions in the contract of sale are satisfied. Upon the satisfaction of those conditions, they release the funds to the appropriate party pursuant to the contract of sale. The escrowed funds are deposited with various depository banks and may be in excess of the FDIC insurance limit. If any of our depository banks become unable to honor any portion of these deposits, impacted clients could seek to hold us responsible for such amounts. This could negatively impact our liquidity, results of operations and our reputation.

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. The criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage if our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, if we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. We may fail to satisfy the expectations of investors, employees and other stakeholders or execute our initiatives as planned.

We are periodically subject to claims, lawsuits, government investigations and other proceedings.

We are periodically subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving labor and employment, anti- discrimination, commercial disputes, competition, professional liability and consumer complaints, intellectual property disputes, compliance with regulatory requirements, antitrust and anti-competition claims (including claims related to NAR or MLS rules regarding buyer-broker commissions as further described in Note 13 to our combined consolidated financial statements included elsewhere in this Form 10-K), securities laws and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings if the regulatory landscape changes or as our business grows and as we deploy new offerings, including proceedings related to our acquisitions, securities issuances or business practices.

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

We maintain insurance to cover costs and losses from certain risk exposures in the ordinary course of our operations, but our insurance does not cover all costs and losses from all events. We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage limits by a material amount. We may also incur costs or suffer losses arising from events against which we have no insurance coverage. In addition, large-scale market trends or the occurrence of adverse events in our business may raise our cost of procuring insurance or limit the amount or type of insurance we are able to secure. We may not be able to maintain our current coverage, or obtain new coverage in the future, on commercially reasonable terms or at all.

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

Vector Group provides Douglas Elliman with certain business services that were performed by Vector Group prior to the Distribution, such as information technology, accounts payable, payroll, tax, certain legal and accounting functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions. These services include the collection and storage of certain personal information regarding employees and/or customers as well as information regarding Douglas Elliman, Vector Group and our counterparties. We pay Vector Group $350,000 per month for these services as well as office space and secretarial and administrative services provided to members of our management team.

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

Certain of these agreements expire on the third anniversary of the Distribution, and we may seek to extend or renegotiate all or a portion of these agreements, rather than allow them to lapse, which will require the agreement of Vector Group.

The Distribution could result in significant tax liability.

Vector Group obtained an opinion from Sullivan & Cromwell LLP substantially to the effect that, among other things, and subject to the assumptions and limitations described therein, the distribution by Vector Group of our common stock to the holders of Vector Group common stock will qualify as a tax-free distribution under the Internal Revenue Code of 1986, as amended. Accordingly, for U.S. federal income tax purposes, the Distribution, excluding the distribution of our common stock with respect to Vector Group stock option awards and restricted stock awards, together with certain related transactions is not expected to result in the recognition of gain to Vector Group with respect to the distribution of our common stock to the Vector Group stockholders in respect of such Vector Group common stock and, except to the extent a stockholder received cash in lieu of fractional shares of our common stock, no income, gain or loss will be recognized by, and no amount will be included in the income of such holder upon the receipt of shares of our common stock pursuant to the Distribution. The opinion is not binding on the Internal Revenue Service or the courts and there can be no assurance that the IRS will not challenge the validity of the Distribution and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail. Certain transactions related to the Distribution that are not addressed by the opinion could result in the recognition of income or gain by Vector Group.

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

If the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes for any reason, including because of a breach of a representation or covenant, then, generally, Vector Group would recognize a substantial gain for U.S. federal income tax purposes. In addition, the receipt by Vector Group stockholders of common stock of ours would be a taxable distribution, and each U.S. holder that receives our common stock in the Distribution would be treated as if the U.S. holder had received a distribution equal to the fair market value of our common stock that was distributed to it, which generally would be treated first as a taxable dividend to the extent of such holder’s pro rata share of Vector Group’s earnings and profits, then as a non-taxable return of capital to the extent of the holder’s tax basis in its Vector Group common stock, and thereafter as capital gain with respect to any remaining value. It is expected that the amount of any such taxes to Vector Group stockholders and Vector Group would be substantial. See our Registration Statement on Form S-1, initially filed on December 7, 2021, “The Distribution — Material U.S. Federal Income Tax Consequences of the Distribution.”

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

Following the Distribution, there is an overlap between certain key directors and officers of ours and of Vector Group. Howard M. Lorber serves as our President and Chief Executive Officer and of Vector Group. Richard J. Lampen serves as our Chief Operating Officer and of Vector Group, J. Bryant Kirkland III serves as our Chief Financial Officer and of Vector Group, Marc N. Bell serves as our General Counsel and Secretary and of Vector Group, and J. David Ballard serves as our Senior Vice President, Enterprise Efficiency and Chief Technology Officer and of Vector Group. As a result, not all of our executive officers devote their full time and attention to our affairs. In addition, three members of our Board, Messrs. Lorber, Lampen and White, are also directors of Vector Group. These overlap people may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, there will be the potential for a conflict of interest when we on the one hand, and Vector Group and its respective subsidiaries and successors on the other hand, are party to commercial transactions concerning the same or adjacent real property investments. In addition, after the Distribution, certain of our directors and officers continue to own stock and/or stock options or other equity awards of Vector Group. These ownership interests could create actual, apparent or potential conflicts of interest when these individuals are faced with decisions that could have different implications for our Company and Vector Group. Concurrently, we depend on the efforts of these and other executive officers and other key personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

We have a comprehensive approach to identifying and managing cybersecurity risks that involves our information technology security personnel, senior management, Audit Committee and Board of Directors. Our cybersecurity risk management function is integrated into our overall risk management system and processes.
Governance. The Board of Directors has formally tasked the Audit Committee with oversight responsibility to review cybersecurity and data privacy risks. The Audit Committee receives regular reports from management about cybersecurity matters. In addition to regular reporting, we have procedures by which potential cybersecurity incidents are reported in a timely manner to the Chief Technology Officer, who then notifies the Chief Operating Officer and General Counsel of cybersecurity incidents and they collectively determine if a specific incident warrants escalation to the Audit Committee and the Board of Directors. Our CTO, who has more than 25 years of information security and cybersecurity experience, manages cybersecurity at the corporate segment and oversees a team of dedicated cybersecurity personnel employed in our real estate brokerage segment. Our governance procedures are generally designed to identify, assess, mitigate, prevent and, where required, respond to cybersecurity security incidents and threats in a timely manner to minimize the loss or compromise of information and assets and to facilitate incident resolution.
Cybersecurity incident identification and response. We use several processes and procedures to protect our data, systems and employees from cyber incidents, to reduce our overall cybersecurity risk profile, and to identify and respond to cybersecurity incidents in a timely manner. These processes and procedures leverage a variety of tools, including a security incident and event manager interface that uses behavioral analytics and provides live metrics and reports of attempted breaches and logs of firewalls, authentication attempts, emails, anti-malware, attempted intrusions and applications. We also conduct periodic tests to assess our processes and procedures and the threat landscape, which include, among other things, the engagement of third-party experts for external and internal penetration testing and system security assessments.
We have adopted an incident response plan that applies upon the occurrence of a cybersecurity incident involving a breach of our own information technology systems and applications. Pursuant to this response plan, if an incident occurs, a multi-disciplinary team is assembled that includes our CTO and General Counsel and, if appropriate, our COO and CFO, which in turn may leverage the expertise of third-party consultants, external legal counsel and other resources. The plan includes procedures designed to facilitate containment of, and responses to, a cybersecurity incident, which are based on the type of incident, the location of the incident and the breadth of the incident. The plan also establishes procedures for notifying any impacted parties, including our customers, law enforcement and regulatory authorities, third-party vendors and insurance providers. Our CTO will provide periodic updates to the Audit Committee and, when appropriate, the Board of Directors during this process.
After an incident, we would review and document the causes and effects of the incident, evaluate the remediation plan, and consider post-incident improvements. Where applicable, the CTO reports these findings to the Audit Committee and, when appropriate, the Board of Directors.
Processes to identify material risks associated with the use of third-party service providers. In addition to internal resources, we utilize third-party service providers to supplement and maintain our information technology systems. We have procedures to oversee and identify cybersecurity risks associated with our use of these third-party service providers, including procedures that apply if a cybersecurity incident occurs at a third-party service provider that results in our systems or data or our customers’ data being compromised. These processes and procedures include, among others, a diligence review conducted by our information technology team of substantially all of our external business partners and a focused review of any such third parties’ cybersecurity audit attestations, such as Service Organization Controls, NIST 800 alignments, ISO certifications, PCI

DSS compliance or other recognized external reviews. In the case of a cybersecurity incident affecting a third-party, these procedures also govern interactions with personnel of the impacted third-party to determine the date, scope and effects of the cybersecurity incident, review the response and remediation measures taken by the third-party and conduct an inventory of potentially compromised data. Our notification process for a cybersecurity incident affecting a third-party is the same as the notification process that applies to a cybersecurity incident that affects our own information technology systems and applications.
Cybersecurity risks and previous incidents. We and certain of our third-party service providers have experienced, and expect to continue to experience, internal and external cybersecurity threats and incidents, which can result, and have resulted, in the misappropriation and unavailability of critical data and confidential or proprietary information (our own and that of third parties, including personally identifiable information) and the disruption of business operations. However, we have not been subject to cybersecurity incidents that, individually or in aggregate, have been material to our operations or financial condition, but we cannot provide assurance that they will not have a material impact in the future. See Item 1A. Risk Factors.

ITEM 2.PROPERTIES

Our principal executive offices are located in Miami, Florida.

Douglas Elliman leases 131 offices and its leases expire at various times between 2024 and 2033. As of December 31, 2023, the properties leased by Douglas Elliman are as follows:

Type	Number of Offices	Location	Owned or Leased	Approximate Total Square Footage

Offices	26	New York City, NY	Leased	308,000
Offices	37	Long Island, NY	Leased	121,000
Offices	23	Florida	Leased	60,000
Offices	4	Westchester County, NY	Leased	7,000
Offices	14	California	Leased	82,000
Offices	27	Other	Leased	57,300

ITEM 3.LEGAL PROCEEDINGS

Reference is made to Note 13 to our combined consolidated financial statements included elsewhere in this report which is incorporated by reference and contains a general description of certain legal proceedings to which we, or our subsidiaries, are a party.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “DOUG.” At February 29, 2024, there were approximately 1,176 holders of record of our common stock.

Performance Graph
The following graph compares the cumulative total annual return of our Common Stock, the S&P 500 Index, the S&P Small Cap 600 Index, and our Peer Group Index by assuming that $100 was invested in each investment as of December 30, 2021, which represents the day our common stock began trading on the NYSE, and that all cash dividends and distributions were reinvested.
We were a constituent of the S&P 600 SmallCap Index from December 30, 2021 to June 16, 2023 and selected it and the S&P 500 as our broad-based market indices and our Peer Group Index as a group of peer companies.
Our Peer Group Index consists of Anywhere Real Estate Inc. (HOUS), Compass, Inc. (COMP), Zillow Group, Inc. (ZG), loanDepot, Inc. (LDI), Opendoor Technologies Inc. (OPEN), Colliers International Group Inc. (CIGI), eXp World Holdings, Inc. (EXPI), Stewart Information Services Corporation (STC), Newmark Group, Inc. (NMRK), Redfin Corporation (RFIN), Offerpad Solutions Inc. (OPAD), Radian Group Inc. (RDN), Walker & Dunlop Inc. (WD), Lending Tree, Inc. (TREE), Marcus & Millichap, Inc. (MMI), Doma Holdings Inc. and RE/MAX Holdings, Inc. (RMAX). We selected our Peer Group Index based on the peer group used by our compensation and human capital committee, as recommended by its outside consultant, which consists of 17 publicly traded, national and regional companies conducting business in the real estate and financial services industry.
The chart does not reflect the Company’s forecast of future financial performance.

120
100
80
60
40
20
DOLLARS
12/30/21
12/31/21
12/31/22
12/31/23
Douglas Elliman Inc
S&P 500
S&P 600
Peer Group Index

	12/30/21	12/31/21	12/31/22	12/31/23
Douglas Elliman Inc.	100	95	35	27
S&P 500	100	100	82	103
S&P 600	100	100	84	97
Peer Group Index	100	100	41	67

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued and sold by us during the three months ended December 31, 2023.

Issuer Purchase of Equity Securities

Our purchases of our common stock during the three months ended December 31, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2023	—	$—		—	—
November 1 to November 30, 2023	—	—		—	—
December 1 to December 31, 2023	781,907	2.53	(1)	—	—
Total	781,907	$2.53		—	—

(1) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of various employees’ shares of restricted stock. The shares were immediately canceled.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 8, 2024. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	75	Chairman, President and Chief Executive Officer	2021
Richard J. Lampen	70	Executive Vice President and Chief Operating Officer	2021
J. Bryant Kirkland III	58	Senior Vice President and Chief Financial Officer	2021
Marc N. Bell	63	Senior Vice President, General Counsel and Secretary	2021
J. David Ballard	56	Senior Vice President, Enterprise Efficiency and Chief Technology Officer	2021
Scott J. Durkin	61	President and Chief Executive Officer, Douglas Elliman Realty, LLC	2021
Stephen T. Larkin	54	Vice President of Communications	2021
Daniel A. Sachar	48	Vice President Innovation and Managing Director of New Valley Ventures LLC	2021
Lisa M. Seligman	47	Vice President of Human Resources	2023
Howard M. Lorber is our Chairman, President and Chief Executive Officer and is Executive Chairman of Douglas Elliman Realty, LLC. He has served as President and Chief Executive Officer of Vector Group since January 2006, and, as a director of Vector Group since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley Corporation, where he also served as a director. New Valley was merged into Vector Group in December 2005. Mr. Lorber has served as Chairman of the Board of Directors of Nathan’s Famous, Inc. (NASDAQ: NATH), a chain of fast-food restaurants, since 1987 and Chief Executive Officer from November 1993 to December 2006; and, since July 2015, a director of Clipper Realty, Inc. (NYSE: CLPR), a real estate investment trust. Mr. Lorber was a member of the Board of Directors of Morgans Hotel Group Co. from March 2015 until November 2016, and Chairman from May 2015 to November 2016 and was Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman from July 2006 to February 2020. He is also a trustee of Long Island University.
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
J. Bryant Kirkland III is our Senior Vice President and Chief Financial Officer and was our Treasurer from 2021 to January 2024. He has served as Chief Financial Officer and Treasurer of Vector Group since April 2006 and as Vector Group’s Senior Vice President since May 2016. Mr. Kirkland served as a Vice President of Vector Group from January 2001 to April 2016 and served as New Valley’s Vice President and Chief Financial Officer from January 1998 to December 2005. He has served since July 1992 in various financial capacities with us, Vector Group, Liggett and New Valley. Mr. Kirkland has served as Chairman of the Board of Directors, President and Chief Executive Officer of Multi Soft II, Inc. and Multi Solutions II, Inc. since July 2012.
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
Daniel A. Sachar serves as Vice President Innovation and Managing Director of New Valley Ventures. He joined Vector Group in September 2020 as Vice President Innovation after serving as Vice President of Enterprise Innovation at Ladenburg Thalmann Financial Services Inc. from January 2018 to February 2020, after serving as a full-time consultant to Ladenburg Thalmann since October 2015. Mr. Sachar led Ladenburg’s innovation platform, created a new division called the “Innovation Lab” and launched an industry-leading initiative to modernize and grow the nationwide network of independent financial advisors, until February 2020. Prior to joining Ladenburg, he spent seven years in management consulting at a New York-based firm focused on innovation and growth, helping publicly traded companies launch new businesses. Mr. Sachar received a Bachelor of Arts degree from Swarthmore College and an MBA from Columbia Business School.
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

ITEM 6.RESERVED

Reserved.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts included herein are presented in thousands, except as otherwise noted)
The following discussion should be read in conjunction with the combined consolidated financial statements and corresponding notes, elsewhere in this Form 10-K. Any forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Any forward-looking statements are subject to several important factors, including those factors discussed under “Risk Factors” and “Special Note on Forward-Looking Statements,” that could cause our actual results to differ materially from those indicated in such forward-looking statements.

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

Business Overview. This section provides a general description of our business, as well as other matters, including recent developments, that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

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

Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2023 and 2022. Certain discussions of the changes in our results of operations and liquidity and capital resources from the year ended December 31, 2022 as compared to the year ended December 31, 2021 have been omitted from this Form 10-K and may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 16, 2023.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the years ended December 31, 2023 and 2022, as well as certain contractual obligations and off-balance sheet arrangements that existed at December 31, 2023.

Business Overview

Since its inception in 1911, Douglas Elliman has challenged the status quo of the real estate industry. We were founded on Douglas L. Elliman’s vision that New Yorkers would shift their preference for traditional homes to favor luxury apartments that were both sold and managed by comprehensive real estate companies. More than a century later, the Douglas Elliman brand is still associated with service, luxury and forward thinking — our markets are primarily international finance and technology hubs that are densely populated and offer housing inventory at premium price points. The average transaction value of a home we sold in 2023 was approximately $1.59 million — significantly higher than our principal competitors.
We are building on our record of innovation. Douglas Elliman is focused on digitizing, integrating and simplifying real estate activities for agents and elevating their clients’ experiences. We are bringing innovative, technology driven PropTech solutions to Douglas Elliman by adopting new PropTech solutions for agents and their clients and also investing in select PropTech opportunities through our subsidiary, New Valley Ventures LLC. Our model is to source and use best-of-breed products and services that we believe will increase our efficiency. In addition to entering into business relationships with these PropTech companies, we are committed to creating over time a dynamic portfolio of PropTech companies by leveraging relationships to provide them access to our agents and their clients, as well as our knowledge and experience. We believe these collaborative relationships are mutually beneficial because they keep Douglas Elliman both asset light and on the cutting edge by offering our agents innovative solutions and services that can be integrated into our technology. Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

Douglas Elliman boasts a prestigious luxury brand that is complemented by a comprehensive suite of technology-enabled real estate services and investments. These distinguishing qualities position us to capitalize on opportunities in the U.S. residential real estate market. Despite various “agentless” models such as “iBuying,” approximately 89% of buyers and sellers were assisted by a real estate agent or broker when purchasing or selling their home between July 2022 and June 2023, according to the National Association of Realtors, or NAR, highlighting the central role agents continue to play in real estate transactions. Agents are able to generate significant repeat business from clients and referrals, with 65% of home sellers and 56% of home buyers between July 2022 and June 2023 choosing to work with an agent they had used in the past or from a referral, according to the NAR. Repeat business, as well the ability to provide ancillary services, allows agents to extend their client relationships and generate significant lifetime value.

Industry trends in 2023. After a strong 2021, when existing home sales reported by the NAR reached their highest level since 2006, the residential real estate brokerage industry began experiencing significant challenges in 2022, which have continued to date. These challenges have been marked by a reduced inventory of homes available for sale, which we believe has been caused by elevated mortgage rates since early 2022. According to the NAR, sales of existing homes of 4.09 million in 2023, which was the lowest amount since 1995, declined from 5.03 million in 2022 and 6.12 million in 2021. By comparison, our transactions of homes sold declined by 19% to 21,606 in 2023 from 26,573 in 2022. However, the rate of decline gradually subsided during 2023 and, in the fourth quarter of 2023, our Gross Transaction Value and transactions of homes sold increased by approximately 5% and 5%, respectively, compared to the 2022 fourth quarter. We believe the increases in the fourth quarter of 2023 reflected the gradual stabilization of home purchasing activity during 2023. This trend resulted in our first year-over-year increases in quarterly revenue, Gross Transaction Value and transactions since the first quarter of 2022. Based on cash receipts in January and February 2024, we expect these modest increases to continue in the first quarter of 2024 and the NAR and other real estate industry consortiums are forecasting similar increases in the U.S. residential real estate market in 2024.

Despite these recent changes, we believe our competitive advantages in the luxury markets distinguish us from our competitors and our comprehensive suite of real estate solutions, our industry-leading brand name, and our talented team of employees and agents set us apart in the industry. Douglas Elliman was recently named the most trusted real estate brokerage firm in the United States as part of the America's Most Trusted Series by Lifestory Research. As the real estate brokerage industry evolves and addresses challenges related to constrained inventory of homes as well as higher mortgage rates, we continue to pursue profitable growth opportunities through the expansion of our footprint, investments in cutting-edge PropTech companies through New Valley Ventures, continued recruitment of best-in-class talent, acquisitions (acqui-hires), and operational efficiencies. We will continue to employ a disciplined capital allocation strategy aimed at generating sustainable long-term value for our stockholders.

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

Key Business Metrics and Non-GAAP Financial Measures

In addition to our financial results, prepared in accordance with GAAP, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman and Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the year ended December 31, 2023 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

	Year ended December 31,
	2023	2022
Key Business Metrics
Total transactions (1)	21,606	26,573
Gross Transaction Value (in billions) (2)	$34.4	$42.9
Average transaction value per transaction (in thousands) (3)	$1,592.3	$1,616.3
Number of Principal Agents (4)	5,150	5,407
Annual Retention (5)	92%	87%
Certain GAAP Financial Information
Net loss attributed to Douglas Elliman Inc.	$(42,552)	$(5,622)
Net loss margin	(4.45)%	(0.49)%
Non-GAAP Financial Measures
Adjusted EBITDA attributed to Douglas Elliman Inc.	$(40,693)	$14,951
Adjusted EBITDA margin attributed to Douglas Elliman Inc.	(4.26)%	1.30%
_____________________________
(1)We calculate total transactions by taking the sum of all transactions closed in which our agent represented the buyer or seller in the purchase or sale of a home (excluding rental transactions). We include a single transaction twice when one or more of our agents represent both the buyer and seller in any given transaction. Total transactions by quarter for the year ended December 31, 2023 were 4,627 for the three months ended March 31, 2023, 6,044 for the three months ended June 30, 2023, 5,913 for the three months ended September 30, 2023 and 5,022 for the three months ended December 31, 2023.
(2)Gross Transaction Value is the sum of all closing sale prices for homes transacted by our agents (excluding rental transactions). We include the value of a single transaction twice when our agents serve both the home buyer and home seller in the transaction. Gross Transaction Value by quarter for the year ended December 31, 2023 was $7.3 billion for the three months ended March 31, 2023, $9.9 billion for the three months ended June 30, 2023, $9.3 billion for the three months ended September 30, 2023 and $7.9 billion for the three months ended December 31, 2023.
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

Reconciliations of these non-GAAP measures have been provided in the table below.

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Year ended December 31,
	2023	2022
Net loss attributed to Douglas Elliman Inc.	$(42,552)	$(5,622)
Interest income, net	(5,813)	(1,779)
Income tax (benefit) expense	(15,053)	6,503
Net loss attributed to non-controlling interest	(614)	(777)
Depreciation and amortization	8,026	8,012
Stock-based compensation (a)	13,075	11,138
Equity in losses from equity method investments (b)	168	563
Restructuring	2,377	—
Other, net	(633)	(3,429)
Adjusted EBITDA	(41,019)	14,609
Adjusted EBITDA attributed to non-controlling interest	326	342
Adjusted EBITDA attributed to Douglas Elliman	$(40,693)	$14,951

Real estate brokerage segment
Operating (loss) income	$(36,769)	$21,993
Depreciation and amortization	8,026	8,012
Stock-based compensation	4,539	4,195
Restructuring	2,377	—
Adjusted EBITDA	(21,827)	34,200
Adjusted EBITDA attributed to non-controlling interest	326	342
Adjusted EBITDA attributed to Douglas Elliman	$(21,501)	$34,542

Corporate and other segment
Operating loss	$(27,728)	$(26,534)
Stock-based compensation	8,536	6,943
Adjusted EBITDA attributed to Douglas Elliman	$(19,192)	$(19,591)

Total adjusted EBITDA attributed to Douglas Elliman	$(40,693)	$14,951
_____________________________
(a)Represents amortization of stock-based compensation. $4,539 is attributable to the Real estate brokerage segment and $8,536 is attributable to the Corporate and other segment.
(b)Represents equity in losses recognized from the Company’s investments in equity method investments that are accounted for under the equity method and are not consolidated in the Company’s financial results.

Recent Developments
Litigation. Following the federal jury decision in the Sitzer/Burnett case on October 31, 2023, several additional putative class action lawsuits have been filed against the National Association of Realtors and real estate brokerage firms, including Douglas Elliman, alleging anticompetitive conduct similar to that in the Sitzer/Burnett case in violation of federal and state antitrust laws and consumer protection claims as well as allegations of unjust enrichment. Presently, we are a defendant in seven such matters. We may become involved in additional legal proceedings concerning the same or similar claims. We are unable to reasonably estimate the financial impact of these matters. See Note 13 - “Contingencies” to our consolidated financial statements.
Update on Expense Reductions. Since June 2022, our operating results have been negatively impacted by a reduction of revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates. As a result, during 2023, we have endeavored to adjust our cost structure to better fit our business, including through, among other things, reductions in personnel and incentive compensation expense, eliminating certain corporate sponsorship events, streamlining advertising expenditures and beginning a process of consolidating offices as leases expire. These efforts have been undertaken to increase the efficiency of our operations without significantly impacting the agent experience.
During the year ended December 31, 2023, our real estate brokerage segment reduced its operating expenses, excluding commissions, depreciation, non-cash stock-based compensation and restructuring expenses, by approximately $9,700 as compared to 2022 and the reductions totaled approximately $13,400 from April 1, 2023 to December 31, 2023. These reductions during the year ended December 31, 2023 included approximately $7,400 of general and administrative expenses, approximately $1,300 of operations and support expenses, and approximately $2,100 of sales and marketing expenses. Compared to the year ended December 31, 2022, these actions resulted in a 3.5% reduction (approximately 6.2% from April 1, 2023 to December 31, 2023) of operating expenses, excluding commissions, depreciation, non-cash stock-based compensation and restructuring expenses.
During the year ended December 31, 2023, we reduced our headcount, on a net basis, by approximately 100 positions and have commenced a program of transitioning certain administrative support functions that do not impact the agent experience, which are expected to result in additional reductions of approximately 60 employees during 2024. These steps are intended to result in an approximate 18% reduction in headcount since December 31, 2022 and should contribute meaningfully to our expense reduction efforts. In addition, in the second quarter of 2024, a lease on property used by one of our subsidiaries will expire and it will move its operations to a new location resulting in an approximate $4,000 reduction in annual occupancy costs on an ongoing basis.

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
Accounting for Leases. Under Accounting Standards Committee (“ASC”) 842, we determine if an arrangement is a lease at contract inception. At lease commencement, we record and recognize right-of-use (“ROU”) assets for the lease liability amount and initial direct costs incurred, offset by lease incentives received. We record lease liabilities for the net present value of future lease payments over the lease term. The discount rate we use is generally our estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. We calculate discount rates periodically to estimate the rate we would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We recognize operating lease expense on a straight-line basis over the lease term. Operating leases are included in operating lease ROU assets and lease liabilities on the consolidated balance sheets.
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
Current Expected Credit Losses. We are exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the consolidated balance sheets, net of an allowance for credit losses. We historically estimated our allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, and historical experience of collections from the individual agents. We estimated that the credit losses for these receivables were $5,575 and $10,916 at December 31, 2023 and December 31, 2022, respectively.
Goodwill and Indefinite Life Assets. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. We follow ASC 350, Intangibles — Goodwill and Other, and subsequent updates including Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment and ASU 2017-14, Simplifying the Test for Goodwill Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying value or choose to bypass the optional qualitative assessment, we will then assess recoverability by comparing the fair value of the reporting unit to our carrying amount; otherwise, no further impairment test would be required. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark.
In the quarterly period ended December 31, 2023, we utilized third-party valuation specialists to prepare a quantitative assessment of goodwill and trademark intangible assets related to Douglas Elliman, based on the current market conditions in the residential real estate brokerage industry. While the quantitative assessments did not result in impairment charges to goodwill or to the trademark intangible assets as of December 31, 2023, we could experience an impairment of goodwill and other intangible assets if current market conditions continue to deteriorate. Such a situation could then result in an impairment loss.
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
ASC 740, Income Taxes, requires us to establish a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. If such determination is made and future losses are incurred over the period in which the net deferred tax assets are deductible, we believe it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result will be required to maintain a valuation allowance for the full amount of the deferred tax assets.
Results of Operations
The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our combined consolidated financial statements and related notes included elsewhere in this Form 10-K.

The primary components of our operating expenses, the changes in which are described in the following discussion of our results of operations, are summarized below:

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

•General and administrative. General and administrative expense consists primarily of compensation, stock-based compensation expense and other personnel-related costs for executive management and administrative employees, including finance and accounting, legal, human resources and communications, the occupancy costs for our headquarters and other offices supporting our administrative functions and, after the Distribution (beginning in 2022), include transition service fees paid to our former parent, Vector Group, for the use of office space and employees, professional services fees for legal and finance, insurance expenses and talent acquisition expenses.

•Technology. Technology expense consists primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses of PropTech and other related expenses associated with the implementation of our technology initiatives.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table sets forth our revenue and operating (loss) income by segment for the year ended December 31, 2023 compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$955,578	$1,153,177

Operating (loss) income by segment:
Real estate brokerage segment	$(36,769)	$21,993
Corporate and other segment	(27,728)	(26,534)
Total operating loss	$(64,497)	$(4,541)

Real estate brokerage segment
Operating income	$(36,769)	$21,993
Depreciation and amortization	8,026	8,012
Restructuring	2,377	—
Stock-based compensation	4,539	4,195
Adjusted EBITDA	(21,827)	34,200
Adjusted EBITDA attributed to non-controlling interest	326	342
Adjusted EBITDA attributed to Douglas Elliman	$(21,501)	$34,542

Corporate and other segment
Operating loss	$(27,728)	$(26,534)
Stock-based compensation	8,536	6,943
Adjusted EBITDA attributed to Douglas Elliman	$(19,192)	$(19,591)
Year ended December 31, 2023 Compared to Year ended December 31, 2022
Revenues. Our revenues were $955,578 for the year ended December 31, 2023 compared to $1,153,177 for the year ended December 31, 2022. The $197,599 decline in revenues was because of lower revenues from existing home sales caused, in part, by lower listing inventory and elevated mortgage rates.
Operating expenses. Our operating expenses were $1,020,075 for the year ended December 31, 2023 compared to $1,157,718 for the year ended December 31, 2022. The $137,643 decline was due primarily to declines in real estate brokerage commissions of $130,641.
Operating loss. Operating loss was $64,497 for the year ended December 31, 2023 compared to a loss of $4,541 for the year ended December 31, 2022. The $59,956 increase in operating loss was primarily due to the net impact of declines in commission and other brokerage revenues.
Other income (expenses). Other income was $6,278 for the year ended December 31, 2023 compared to other income of $4,645 for the year ended December 31, 2022. For the year ended December 31, 2023, other income primarily consisted of interest income, net of $5,813 and investment and other income, primarily associated with our PropTech investments of $633. This was partially offset by equity losses from equity method investments of $168.
(Loss) Income before provision for income taxes. Loss before income taxes was $58,219 for the year ended December 31, 2023 and income before income taxes was $104 for the year ended December 31, 2022.
Income tax (benefit) expense. Income tax benefit was $15,053 for the year ended December 31, 2023 and income tax expense was $6,503 for the year ended December 31, 2022. Our income tax rates for the years ended December 31, 2023 and 2022 do not bear a customary relationship to statutory income tax rates due to the impact of certain nondeductible expenses, state income tax rates, changes in valuation allowances, and excess tax benefits of stock-based compensation. We have previously established valuation allowances related to separate company federal and state income tax benefits and, to date, have not established any valuation allowances on the remaining net deferred tax assets. We will continue to evaluate the realizability of our net deferred tax assets using all available evidence, which may result in a future change to our valuation allowances. See Item 7 - Critical Accounting Estimates for a discussion of our accounting policies related to Income taxes.
Real Estate Brokerage.
The following table sets forth our combined consolidated statements of operations data for the Real Estate Brokerage segment for the year ended December 31, 2023 compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023		2022
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$906,069	94.8%	$1,099,885	95.4%
Property management	35,542	3.7%	36,022	3.1%
Other ancillary services	13,967	1.5%	17,270	1.5%
Total revenues	$955,578	100%	$1,153,177	100%

Operating expenses:
Real estate agent commissions	$706,162	73.9%	$836,803	72.6%
Sales and marketing	83,670	8.8%	85,763	7.4%
Operations and support	70,605	7.4%	72,946	6.3%
General and administrative	97,719	10.2%	104,887	9.1%
Technology	23,788	2.5%	22,773	2.0%
Restructuring	2,377	0.2%	—	—%
Depreciation and amortization	8,026	0.8%	8,012	0.7%
Operating (loss) income	$(36,769)	(3.8)%	$21,993	1.9%
Revenues. Our revenues were $955,578 for the year ended December 31, 2023 compared to $1,153,177 for the year ended December 31, 2022. The $197,599 decline was primarily related to a decline of $193,816 in our commission and other brokerage income because of lower revenues from existing home sales caused, in part, by lower listing inventory and elevated mortgage rates.
Our revenues from commission and other brokerage income were $906,069 for the year ended December 31, 2023 compared to $1,099,885 for the year ended December 31, 2022, a decline of $193,816. In 2023, our commission and other brokerage income generated from the sales of existing homes declined by $87,831 in New York City, $37,237 in our Florida market, $30,710 in the Northeast region, which excludes New York City, and $22,828 in the West region, in each case compared to the 2022 period. In addition, our revenues from DEDM declined by $15,210 in 2023 compared to 2022.
Operating Expenses. Our operating expenses were $992,347 for the year ended December 31, 2023 compared to $1,131,184 for the year ended December 31, 2022, a decline of $138,837, due primarily to declines in real estate brokerage commissions. The primary components of operating expenses are described below.
Real Estate Agent Commissions. Because of declines in commissions and other brokerage income, our real estate agent commissions expense was $706,162 for the year ended December 31, 2023 compared to $836,803 for the year ended December 31, 2022, a decline of $130,641 (15.6%). Real estate agent commissions expense, as a percentage of revenues, increased to 73.9% for the year ended December 31, 2023 compared to 72.6% for the year ended December 31, 2022. The increase in real estate agent commissions expense as a percentage of revenue in 2023 was primarily driven by a higher percentage of revenues being generated in the Southeast (Florida) and West (primarily California), which traditionally pay higher commission rates than other regions, as well as a higher percentage of revenues being generated by top-performing agents and agent teams, who generally receive a higher commission percentage. In addition, our percentage of revenues from Development Marketing, which generally pays lower commissions, declined during the year ended December 31, 2023 compared to the prior year period.
Sales and Marketing. Sales and marketing expenses were $83,670 for the year ended December 31, 2023 compared to $85,763 for the year ended December 31, 2022. The decline was primarily due to reduced advertising expenditures and promotional sponsorships and events in 2023.

Operations and support. Operations and support expenses were $70,605 for the year ended December 31, 2023 compared to $72,946 for the year ended December 31, 2022. The decline is primarily related to reductions in personnel as well as lower incentive compensation expense in 2023.
General and administrative. General and administrative expenses were $97,719 for the year ended December 31, 2023 compared to $104,887 for the year ended December 31, 2022. The decline is primarily related to reductions in personnel as well as lower incentive compensation expense in 2023.
Technology. Technology expenses were $23,788 for the year ended December 31, 2023 compared to $22,773 for the year ended December 31, 2022. The increase in 2023 was primarily related to agent-facing technology enhancements and improvements.
Operating (loss) income. Operating loss was $36,769 for the year ended December 31, 2023 compared to operating income of $21,993 for the year ended December 31, 2022. The decline in operating income is primarily associated with the decline in revenues, expenses associated with restructuring, non-cash stock compensation and expansion into new markets.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $27,728 for the year ended December 31, 2023 compared to $26,534 for the year ended December 31, 2022.

Summary of PropTech Investments
As of December 31, 2023, New Valley Ventures had investments in PropTech companies and funds (at a carrying value) of approximately $13.4 million. This amounts to approximately 3% of the value of Douglas Elliman’s total assets, which totaled approximately $493 million, as of December 31, 2023. As of December 31, 2023 our PropTech investments include (together, where applicable, investments monetized in 2023):
■Rechat: a lead-to-close fully mobile technology dashboard for real estate agents including marketing, customer relationship management and transaction-management software. Douglas Elliman has a multi-year services agreement with Rechat for its agents, who are increasingly requesting and requiring superior access to technology and back-office support services. The Rechat technology is a key element of MyDouglas, Douglas Elliman’s primary agent portal designed to be our agents’ technology front door, and StudioPro, the cloud-based agent portal and marketing tool recently launched by Douglas Elliman that helps integrate all agent resources in one user-friendly suite.
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
■LiveEasy: a client- and customer-facing digital concierge service designed to assist clients and customers moving into and “setting up” their new homes, while offering additional services to maintain their homes. In partnership with residential real estate brokerages, LiveEasy is delivered in a white-labeled format that features the name and contact information of the selling agent.
■Fyxify: a tech-enabled platform that utilizes direct scheduling and operating technology to avoid the inefficiencies of home repairs (for example: calling around, mystery repair costs and wasting time).
■EVPassport: an entity that offers complete electronic vehicle charging solutions including hardware and software. During 2023, we monetized our investment in EVPassport and received proceeds of $991,000 and recognized a gain of $715,000.
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
■Envoy: a shared mobility company that sets up fleets of electric vehicles that can be shared by residents of a condominium development, hotel, or shared space. During 2023, we monetized our investment in Envoy and received proceeds of $408,000, recognized a gain of $160,000, and a current receivable of $1,165,000.
■Audience: a subscription-based platform built around proprietary robotic arms that generate hand-written notes on behalf of sales-oriented professionals. During 2023, we determined that the fair value of our investment in Audience was zero and reported realized losses on convertible debt securities of $236,000.
■Tongo: a financial program that gives real estate agents instant access to future commissions up to 60 days before closing.
■Guest House: a tech-enabled company focused on the home staging market.
■Alpaca: investment in Getaway House, Inc., a start-up company that provides cabin rental services in rural areas throughout the United States.
■Infinite Creator: a Do-it-Yourself video creation app that allows any agent with a phone to walk through a guided process and film the key pieces for a high-end luxury presentation video.
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

Liquidity and Capital Resources
Cash and cash equivalents declined by $41,865 and $57,484 in 2023 and 2022, respectively. Restricted cash, which is included in cash and cash equivalents, was $9,709 and $7,523 as of December 31, 2023 and 2022, respectively.
Cash used in operations was $30,415 and $14,744 in 2023 and 2022, respectively. The increase of cash used in operations in 2023 was related to lower operating income which was primarily the result of the decline in revenues. This amount was offset by lower uses of working capital for the year ended December 31, 2023 due to lower accruals of incentive compensation for the year ended December 31, 2023 as well as higher payments of year-end incentive compensation during year ended December 31, 2022. We accrue incentive compensation during the year it is incurred and then pay the previously accrued amounts in the first quarter of the succeeding year.
Cash used in investing activities was $5,238 and $12,737 in 2023 and 2022, respectively. In 2023, cash used in investing activities was comprised of capital expenditures of $6,143 and the purchase of investments of $515 in our PropTech business. This was offset by $1,420 of proceeds from the sale of liquidation of long-term investments. In 2022, cash used in investing activities was comprised of capital expenditures of $8,537, the purchase of investments of $3,875, and investments of $400 in equity-method. This was offset by $75 of distributions from equity-method investments.
Our investment philosophy is to maximize return on investments using a reasonable expectation for return when investing in equity-method investments and PropTech investments as well as making capital expenditures.

Cash used in financing activities was $6,212 and $30,003 in 2023 and 2022, respectively. In 2023, cash used in financing activities was comprised of dividends and distributions on common stock of $4,222 and the withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting of $1,990. In 2022, cash used in financing activities was comprised of dividends and distributions on common stock of $16,250, repayment of debt of $12,528, and earn-out payments associated with acquisitions of $1,600. These amounts were partially offset by contributions from a non-controlling interest associated with Douglas Elliman Texas of $375.
We paid a quarterly cash dividend of $0.05 per share from March 2022 to March 2023. On June 12, 2023, we announced that our Board had suspended the quarterly cash dividend, effective immediately. Additionally, on June 12, 2023, our Board also declared an annual stock dividend on our common stock of 5%, which was paid on June 30, 2023 to stockholders of record as of the close of business on June 22, 2023. As part of the evaluation of our dividend policy, our Board determined that instating an annual stock dividend and suspending the quarterly cash dividend was in the best interest of us and our stockholders. This updated dividend policy is intended to strengthen our balance sheet and position us to deliver long-term stockholder returns. The amount and payment of an annual stock dividend and any quarterly cash dividend are subject to the Board’s regular evaluation of our dividend policy and capital allocation strategy.
We had cash and cash equivalents of approximately $119,808 as of December 31, 2023 and, in addition to cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make or seek to make other investments, which may limit our liquidity otherwise available.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2023, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of December 31, 2023, we had outstanding approximately $3,045 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

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
Forward-looking statements involve important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, including due to macroeconomic conditions, interest rate fluctuations, inflation, acts of war and terrorism or otherwise,
•governmental regulations and policies, including with respect to regulation of the real estate market or monetary and fiscal policy and its effect on overall economic activity, in particular, mortgage interest rates,
•litigation and regulatory risk, including as a result of litigation or regulatory scrutiny of NAR and MLS rules regarding commission structure,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises,
•our ability to effectively manage the impacts of any government-mandated or encouraged suspension of our business operations,
•the impacts of the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017, including the continued impact on the markets of our business,
•effects of industry competition,
•severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity,
•the level of our expenses, including our corporate expenses as a standalone public company,
•the tax-free treatment of the Distribution,
•our relative lack of operating history as a public company,
•the failure of Vector Group to satisfy its respective obligations under the Transition Services Agreement or other agreements entered into in connection with the Distribution; and
•the additional factors described under “Risk Factors” in this report.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our combined consolidated financial statements and notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 8, 2024, are set forth beginning on page F-1 of this report.

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
In connection with the preparation of this Form 10-K, the Company evaluated under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2023, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, the Company’s disclosure controls and procedures were effective as of December 31, 2023.
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
Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Douglas Elliman Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Douglas Elliman Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the combined consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 8, 2024, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Miami, Florida
March 8, 2024

ITEM 9B.OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
In the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors.” See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase Equity Securities. Executive Officers of the Registrant" for information regarding our executive officers. We have adopted a policy statement entitled Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. If an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, we intend to post such information on our web site, which is investors.elliman.com.

ITEM 11.EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2024 Proxy Statement is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2024 Proxy Statement is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2024 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2023 COMBINED CONSOLIDATED FINANCIAL STATEMENTS:
Our combined consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the three years ended December 31, 2023, dated March 8, 2024 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-36
(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

* 2.1	Distribution Agreement, originally dated as of December 21, 2021 and amended and restated as of December 28, 2021, between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K dated December 28, 2021).

* 3.1	Amended and Restated Certificate of Incorporation of Douglas Elliman Inc., dated December 29, 2021. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 29, 2021).

* 3.2	Amended and Restated Bylaws of Douglas Elliman Inc., dated November 30, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the period ended December 31, 2022).

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

* 10.1	Employee Matters Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K dated December 28, 2021).

* 10.2	Form of Restricted Stock Award Agreement under Douglas Elliman Inc. 2021 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 28, 2021).

* 10.3	Transition Services Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 28, 2021).

* 10.4	Tax Disaffiliation Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated December 28, 2021).

* 10.5	2021 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

* 10.6	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

* 10.7	Employment Agreement between Douglas Elliman Inc. and Howard M. Lorber, dated January 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 10, 2022).

*10.8	Amendment to Employment Agreement, dated as of March 18, 2022 between Douglas Elliman Inc. and Howard M. Lorber (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2021).

* 10.9	Employment Agreement between Douglas Elliman Inc. and Richard J. Lampen, dated January 10, 2022. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 10, 2022).

EXHIBIT NO.	DESCRIPTION
* 10.10	Form of Indemnification Agreement between Douglas Elliman Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.6 the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

* 10.11	Douglas Elliman Inc. Executive Compensation Clawback Policy (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the period ended December 31, 2022).

* 10.12	Non-exclusive Aircraft Lease Agreement dated as of December 21, 2021 between VT Equipment Leasing LLC and Douglas Elliman Inc (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the period ended December 31, 2022).

* 10.13	Non-exclusive Aircraft Lease Agreement dated as of December 21, 2021 between VT Aviation Leasing LLC and Douglas Elliman Inc (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 2022).

21.1	Subsidiaries of Douglas Elliman Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Executive compensation clawback policy.

101	Instance document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101	Schema document

101	Calculation linkbase document

101	Labels linkbase document

101	Presentation linkbase document

101	Definition linkbase document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

_____________________________
*    Incorporated by reference.
**    Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

Douglas Elliman Inc.
(Registrant)

	By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President and Chief Financial Officer
Date:	March 8, 2024
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2024.

SIGNATURE	TITLE

/s/ Howard M. Lorber	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
Howard M. Lorber

/s/ J. Bryant Kirkland III	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
J. Bryant Kirkland III

/s/ Richard J. Lampen	Director
Richard J. Lampen

/s/ Ronald J. Kramer	Director
Ronald J. Kramer

/s/ Michael S. Liebowitz	Director
Michael S. Liebowitz

/s/ Lynn Mestel	Director
Lynn Mestel

/s/ Wilson L. White	Director
Wilson L. White

/s/ Mark D. Zeitchick	Director
Mark D. Zeitchick

DOUGLAS ELLIMAN INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Douglas Elliman Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Douglas Elliman Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related combined consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Leases - Refer to Notes 1 and 5 to the financial statements.
Critical Audit Matter Description
At December 31, 2023, the Company’s operating lease right-of-use assets and operating lease liabilities were $108.2 million and $132.9 million, respectively. Lease liabilities are recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is generally the Company’s estimated incremental borrowing rate (“IBR”) unless the lessor’s implicit rate is readily determinable. Discount rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. Since the rate implicit to most leases is not readily determinable, the Company estimated its IBR used to calculate its right-of-use assets and lease liabilities.
We identified the IBR used to calculate the Company’s right-of-use assets and lease liabilities as a critical audit matter because of the significant assumptions management makes to reflect the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. Changes in these significant assumptions in the IBR determination can have a significant effect on the recorded right-of-use assets and related lease liabilities. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions related to estimates of the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the IBRs used to calculate the Company’s right-of-use assets and lease liabilities included the following, among others:
– We tested the effectiveness of controls over right-of-use assets and lease liabilities, including management’s controls over the determination of the IBR.
– We evaluated the methods and assumptions used by management to estimate the IBRs based on the definition and guidance in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 842, Leases, other reference materials, and generally accepted procedures.
– We tested the inputs used by management to develop the IBRs by independently assessing the reasonableness of the inputs using third party market data and underlying lease terms as follows:
o We evaluated the reasonableness of the credit rating ascribed to the Company.
o We evaluated the reasonableness of the base rate and spreads applied in determining the IBR.
o We evaluated the accuracy of the model(s) and mathematical calculations used to estimate the IBR.
Goodwill and Other Intangible Assets – Douglas Elliman Realty, LLC Reporting Unit — Refer to Notes 1 and 9 to the financial statements.
Critical Audit Matter Description
The Company’s evaluation of goodwill and the trademark intangible asset, recorded within other intangible assets, is performed at least annually by comparing the fair value of each respective reporting unit or asset group to its carrying value. The Company estimated the fair value of goodwill using the discounted cash flow method and estimated the fair value of the trademark intangible asset using the relief from royalty method. The fair value determination required management to make significant estimates and assumptions related to business and valuation assumptions including discount rates, revenue growth rates, operating margin percentages, and royalty rates as well as current market conditions affecting the residential real estate market industry including inventory levels and elevated mortgage rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The goodwill and trademark intangible asset balances recorded as of December 31, 2023, were $32.2 million and $68.0 million, respectively. These amounts are entirely allocated to the Douglas Elliman Realty, LLC Reporting Unit (“DER”). The fair value of DER, and the trademark intangible asset, exceeded their respective carrying values as of the measurement date and, therefore, no impairment was recognized for the year ended December 31, 2023.
We identified management’s estimate of the fair value of the DER goodwill and trademark intangible asset as a critical audit matter because of the significant judgments made by management to estimate the respective fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s projected future cash flows and the selection of valuation assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected future cash flows and selection of valuation assumptions for goodwill and trademark intangible asset included the following, among others:
– We tested the effectiveness of controls over management’s determination of the fair values of the goodwill and trademark intangible asset, including those over projected cash flows and selection of discount rates, revenue growth rates, operating margin percentages, and royalty rate assumptions.
– We evaluated management’s ability to accurately forecast future revenues and operating margin percentages by comparing actual results to management’s historical forecasts.
– We assessed the reasonableness of management’s projected future cash flows by comparing the projections to historical results, internal communications to management, and certain industry and market trends.
– With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and assumptions, including the discount rate and royalty rates, and developed a range of independent estimates and compared those to the valuation assumptions developed by management.
– We tested the source information underlying the determination of the valuation assumptions as well as the mathematical accuracy of the calculation.

/s/ Deloitte & Touche LLP

Miami, Florida
March 8, 2024
We have served as the Company’s auditor since 2020.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$119,808	$163,859
Receivables	21,809	22,162
Agent receivables, net	11,721	12,826
Income taxes receivables, net	5,292	7,547
Restricted cash and cash equivalents	7,171	4,985
Other current assets	15,474	13,680
Total current assets	181,275	225,059
Property and equipment, net	39,718	41,717
Operating lease right-of-use assets	108,172	117,773
Long-term investments (includes $3,983 and $6,219 at fair value)	12,871	12,932
Contract assets, net	36,040	38,913
Goodwill	32,230	32,230
Other intangible assets, net	72,964	73,666
Deferred income taxes, net	977	—
Equity-method investments	1,960	1,629
Other assets	7,212	6,483
Total assets	$493,419	$550,402
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liabilities	$22,235	$22,328
Accounts payable	6,136	5,456
Commissions payable	24,561	22,117
Accrued salaries and benefits	12,912	18,228
Contract liabilities	11,234	8,222
Other current liabilities	20,171	13,607
Total current liabilities	97,249	89,958
Deferred income taxes, net	—	14,467
Non-current operating lease liabilities	110,705	120,508
Contract liabilities	51,178	54,706
Other liabilities	133	306
Total liabilities	259,265	279,945
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 87,925,412 and 80,881,022 shares issued and outstanding	879	809
Additional paid-in capital	279,904	273,111
Accumulated deficit	(47,552)	(5,000)
Total Douglas Elliman Inc. stockholders' equity	233,231	268,920
Non-controlling interest	923	1,537
Total stockholders' equity	234,154	270,457
Total liabilities and stockholders' equity	$493,419	$550,402

The accompanying notes are an integral part of the combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share amounts)
Revenues:
Commissions and other brokerage income	$906,069	$1,099,885	$1,292,416
Property management	35,542	36,022	37,345
Other ancillary services	13,967	17,270	23,377
Total revenues	955,578	1,153,177	1,353,138

Expenses:
Real estate agent commissions	706,162	836,803	985,523
Sales and marketing	83,670	85,763	77,174
Operations and support	70,605	72,946	71,641
General and administrative	125,447	131,421	92,798
Technology	23,788	22,773	15,343
Depreciation and amortization	8,026	8,012	8,561
Restructuring	2,377	—	—
Operating (loss) income	(64,497)	(4,541)	102,098

Other income (expenses):
Interest income, net	5,813	1,779	83
Equity in losses from equity-method investments	(168)	(563)	(278)
Change in fair value of contingent liability	—	—	(1,647)
Investment and other income	633	3,429	529
(Loss) income before provision for income taxes	(58,219)	104	100,785
Income tax (benefit) expense	(15,053)	6,503	2,133

Net (loss) income	(43,166)	(6,399)	98,652

Net loss attributed to non-controlling interest	614	777	186

Net (loss) income attributed to Douglas Elliman Inc.	$(42,552)	$(5,622)	$98,838

Per basic common share:

Net (loss) income applicable to common shares attributed to Douglas Elliman Inc.	$(0.52)	$(0.08)	$1.21

Per diluted common share:

Net (loss) income applicable to common shares attributed to Douglas Elliman Inc.	$(0.52)	$(0.08)	$1.21

The accompanying notes are an integral part of the combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Former Parent’s Net Investment	Non-controlling Interest
	Shares	Amount					Total
	(Dollars in thousands)
Balance, January 1, 2021	—	$—	$—	$—	$163,590	$—	$163,590
Net income (loss)	—	—	—	622	98,216	(186)	98,652
Net transfers from Former Parent	—	—	—	—	17,506	—	17,506
Transfer of net investment to additional paid-in capital	—	—	279,312	—	(279,312)	—	—
Issuance of common stock	77,720,626	777	(777)	—	—	—	—
Restricted stock grants	3,490,000	35	(35)	—	—	—	—
Acquisition of subsidiary	—	—	—	—	—	500	500
Net transfers from non-controlling interest	—	—	—	—	—	1,625	1,625
Balance, December 31, 2021	81,210,626	812	278,500	622	—	1,939	281,873
Net loss	—	—	—	(5,622)	—	(777)	(6,399)
Distributions and dividends on common stock ($0.20 per share)	—	—	(16,250)	—	—	—	(16,250)
Restricted stock grants	65,000	1	(1)	—	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(394,604)	(4)	(1,622)	—	—	—	(1,626)
Stock-based compensation	—	—	11,138	—	—	—	11,138
Contributions from non-controlling interest	—	—	—	—	—	375	375
Other	—	—	1,346	—	—	—	1,346
Balance, December 31, 2022	80,881,022	809	273,111	(5,000)	—	1,537	270,457
Net loss	—	—	—	(42,552)	—	(614)	(43,166)
Distributions and dividends on common stock ($0.05 per share)	(372)	—	(4,222)	—	—	—	(4,222)
Restricted stock grants	3,610,000	36	(36)	—	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(785,842)	(8)	(1,982)	—	—	—	(1,990)
Effect of stock dividend	4,220,604	42	(42)	—	—	—	—
Stock-based compensation	—	—	13,075	—	—	—	13,075
Balance, December 31, 2023	87,925,412	$879	$279,904	$(47,552)	$—	$923	$234,154

The accompanying notes are an integral part of the combined consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(43,166)	$(6,399)	$98,652
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,026	8,012	8,561
Non-cash stock-based compensation expense	13,075	11,138	—
Loss on sale of assets	37	11	186
Deferred income taxes	(15,444)	4,193	(73)
Net gains on investment securities	(633)	(2,839)	(265)
Equity in losses from equity-method investments	168	563	278
Distributions from equity-method investments	—	654	75
Non-cash lease expense	22,369	20,621	18,667
Change in fair value of contingent liability	—	—	1,647
Provision for credit losses	4,712	4,064	3,331
Changes in assets and liabilities:
Receivables	(2,173)	3,377	(11,705)
Income taxes receivables, net	1,174	(7,706)	1,223
Accounts payable and accrued liabilities	9,678	(22,734)	(2,164)
Operating right-of-use assets and operating lease liabilities, net	(22,664)	(24,183)	(23,989)
Accrued salary and benefits	(5,316)	(7,218)	13,408
Other	(258)	3,702	19,994
Net cash (used in) provided by operating activities	(30,415)	(14,744)	127,826
Cash flows from investing activities:
Investments in equity-method investments	—	(400)	—
Distributions from equity-method investments	—	75	88
Purchase of debt securities	(25)	(701)	—
Proceeds from sale or liquidation of long-term investments	1,420	—	—
Purchase of equity securities	(300)	(2,100)	(3,975)
Purchase of long-term investments	(190)	(1,074)	(365)
Purchase of subsidiaries	—	—	(500)
Capital expenditures	(6,143)	(8,537)	(4,106)
Net cash used in investing activities	(5,238)	(12,737)	(8,858)
Cash flows from financing activities:
Repayment of debt	—	(12,528)	(361)
Contributions from Former Parent	—	—	33,532
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(1,990)	—	—
Distributions to Former Parent	—	—	(31,470)
Dividends on common stock	(4,222)	(16,250)	—
Contributions from non-controlling interest	—	375	1,625
Earn out payments	—	(1,600)	(130)
Net cash (used in) provided by financing activities	(6,212)	(30,003)	3,196
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,865)	(57,484)	122,164
Cash, cash equivalents and restricted cash, beginning of year	171,382	228,866	106,702
Cash, cash equivalents and restricted cash, end of year	$129,517	$171,382	$228,866

The accompanying notes are an integral part of the combined consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology (“PropTech”) companies. Douglas Elliman owns Douglas Elliman Realty, LLC, one of the largest residential brokerage companies in the New York metropolitan area. Douglas Elliman has approximately 125 offices with approximately 6,600 real estate agents in the New York metropolitan area as well as in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey, and Texas. In August 2021, Douglas Elliman increased its ownership in Douglas Elliman Texas from 1% to 50%. Prior to December 30, 2021, the Company was wholly owned by Vector Group Ltd. (“Vector Group” and collectively, with its consolidated subsidiaries, “Former Parent”).
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
The accompanying combined consolidated financial statements include the accounts and transactions of Douglas Elliman, as well as the entities in which Douglas Elliman directly or indirectly has a controlling financial interest. These entities include DER Holdings LLC and New Valley Ventures LLC (“New Valley Ventures”), which, prior to December 30, 2021, were wholly owned subsidiaries of Vector Group. DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc. New Valley Ventures consists of minority investments in innovative and cutting-edge PropTech companies. The accompanying combined consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Douglas Elliman’s combined consolidated results of operations, financial position and cash flows may not be indicative of its future performance and do not necessarily reflect what its combined consolidated results of operations, financial position and cash flows would have been had Douglas Elliman operated as a separate, stand-alone entity during the periods presented, including changes in its operations and capitalization as a result of the separation and distribution from Vector Group.
In presenting the combined consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.
(b) Principles of Consolidation:
The combined consolidated financial statements presented herein have been prepared on a standalone basis and, prior to December 30, 2021, are derived from the combined consolidated financial statements and accounting records of Vector Group. The combined consolidated financial statements include the assets, liabilities, revenues, expenses and cash flows of DER Holdings LLC and New Valley Ventures as well as all other entities in which Douglas Elliman has a controlling financial interest. All intercompany balances and transactions have been eliminated in the combined consolidated financial statements.
When evaluating an entity for consolidation, Douglas Elliman first determines whether an entity is within the scope of the guidance for consolidation of variable interest entities (“VIE”) and if it is deemed to be a VIE. If the entity is considered to be a VIE, Douglas Elliman determines whether it would be considered the entity’s primary beneficiary. Douglas Elliman consolidates those VIEs for which it has determined that it is the primary beneficiary. Additionally, Douglas Elliman will consolidate an entity that is not deemed a VIE upon a determination that it has a controlling financial interest. If Douglas Elliman determines it does not have a controlling financial interest in an entity that is a VIE, it does not consolidate the entity. For entities where Douglas Elliman does not have a controlling financial interest, the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate.
(c) Former Parent’s Net Investment:
The Former Parent’s net investment in the combined consolidated statement of stockholders’ equity represents Vector Group’s historical net investment in Douglas Elliman resulting from various transactions with and allocations from the Former

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Parent. Balances due to and due from the Former Parent and accumulated earnings attributable to Douglas Elliman operations have been presented as components of Former Parent’s net investment.
(d) Estimates and Assumptions:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include impairment charges and valuation of intangible assets. Actual results could differ from those estimates.
(e) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, and money market accounts. Cash equivalents include short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insure these balances, up to $250 and $500, respectively. Substantially all the Company’s cash balances at December 31, 2023 are uninsured.
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
The components of “Cash, cash equivalents and restricted cash” in the combined consolidated statements of cash flows were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$119,808	$163,859	$211,623
Restricted cash and cash equivalents included in current assets	7,171	4,985	15,336
Restricted cash and cash equivalents included in other assets	2,538	2,538	1,907
Total cash, cash equivalents, and restricted cash shown in the combined consolidated statements of cash flows	$129,517	$171,382	$228,866
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
(i) Receivables:
Receivables primarily consist of commissions earned on sales transactions which closed prior to the Company’s year-end but for which the related commissions have not yet been received. The Company provides an allowance for potential losses on uncollectible receivables based principally on the specific identification method. There are no allowances for bad debt for commission receivables as of December 31, 2023 and December 31, 2022. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
(j) Property and equipment, net:
Property and equipment, net are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets, which are 3 to 10 years for furniture and equipment.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
(k) Investments accounted for under the equity-method of accounting:
In accounting for its equity-method investments, the Company identified its participation in VIEs, which are defined as (a) entities in which the equity investment at risk is not sufficient to finance its activities without additional subordinated financial support; (b) as a group, the equity investors at risk lack 1) the power to direct the activities of a legal entity that most significantly impact the entity’s economic performance, 2) the obligation to absorb the expected losses of the entity, or 3) the right to receive the expected residual returns of the entity; or (c) as a group, the equity investors have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.
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
(l) Goodwill and Other Intangible Assets:
Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, as of October 1, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. The Company follows ASC 350, Intangibles – Goodwill and Other, and subsequent updates including ASU 2011-08, Testing Goodwill for Impairment and ASU 2017-14, Simplifying the Test for Goodwill Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value or chooses to bypass the optional qualitative assessment, the Company then assesses recoverability by comparing the fair value of the reporting unit to its carrying amount; otherwise, no further impairment test would be required. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. As discussed in Note 9, in the quarterly period ended December 31, 2023, the Company utilized third-party valuation specialists to prepare a quantitative assessment of goodwill and trademark intangible assets related to Douglas Elliman, based on the current market conditions in the residential real estate brokerage industry. While the quantitative assessments did not result in impairment charges to goodwill or to the trademark intangible assets as of December 31, 2023, the Company could experience an impairment of goodwill and other intangible assets if current market conditions continue to deteriorate. Such a situation could then result in an impairment loss.
Goodwill from acquisitions represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. Factors that contribute to the recognition of goodwill in the Company’s acquisitions include (i)

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
(n) Leases:
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and lease liabilities on the Company’s consolidated balance sheets.
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
(o) Stock Awards:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value at the grant date. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of restricted stock awarded under the 2021 Management Incentive Plan (the “2021 Plan”) provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unvested portion of the restricted stock award. The Company recognizes payments of the dividend equivalent rights on these restricted stock awards on the Company’s consolidated balance sheets as reductions in additional paid-in capital ($307 and $704 for the years ended December 31, 2023 and 2022, respectively), which are included as “Distributions and dividends on common stock” in the Company’s combined consolidated statement of stockholders’ equity.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

See Note 2 — Revenue Recognition for additional information.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(t) Real estate agent commissions expense:
Real estate agent commissions expense consists of commissions paid to the Company’s agents, who are independent contractors, upon the closing of a real estate transaction and fees paid to external brokerages for client referrals, which are recognized and paid upon the closing of a real estate transaction.
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
Real estate advertising costs, which are expensed as incurred and included within sales and marketing expenses, were $27,296, $29,937 and $26,091 for the years ended December 31, 2023 and 2022 and 2021, respectively.
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
(y) Restructuring:
Employee severance and benefits expensed for the year ended December 31, 2023 relate entirely to the reduction in staff and are cash charges. All amounts expensed for the year ended December 31, 2023 are included in Restructuring expense in the Company’s combined consolidated statements of operations. The following table presents the changes in the employee severance and benefits liability under the Real Estate Brokerage segment restructuring plan for the year ended December 31, 2023.

Employee Severance and Benefits

Severance liability balance at January 1, 2023	$—
Severance expense	2,377
Severance payments	(1,610)
Severance liability at December 31, 2023	$767

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(z)  Investments and Other Income:
Investment and other income consists of the following:

	Year Ended December 31,
	2023	2022	2021
Net gains recognized on PropTech convertible trading debt securities.	$28	$2,184	$60
Net unrealized (losses) gains recognized on long-term investments at fair value	(110)	655	205
Net gains recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	715	—	—
Other income	—	1	264
Income related to Tax Disaffiliation indemnification	—	589	—
Investment and other income	$633	$3,429	$529
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
(ac) Subsequent Events:
The Company has evaluated subsequent events through March 8, 2024, the date the financial statements were issued.
(ad) New Accounting Pronouncements:
Accounting Standards Updates (“ASUs”) adopted in 2023:
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an acquirer recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this update did not have a material impact on the Company’s combined consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. The standard also requires certain disclosures for equity securities that are subject to contractual restrictions. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this update did not have a material impact on the Company’s combined consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ASUs to be adopted in future periods:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The ASU requires that all public entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance on its combined consolidated financial statements and anticipates adopting the standard in the year ended December 31, 2025.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The ASU requires that all public entities improve the reportable segment disclosure primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance on its combined consolidated financial statements and anticipates adopting the standard in the year ended December 31, 2025.
SEC Rule Changes:
On March 6, 2024, the SEC passed rule changes that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. The Company is currently evaluating the impact of the rule changes.

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

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Disaggregation of Revenue
In the following table, revenue is disaggregated by major services line and primary geographical market:

	Year Ended December 31, 2023
	Total	New York City	Northeast	Southeast	West
Revenues:
Commission and other brokerage income - existing home sales	$849,874	$271,586	$177,222	$226,231	$174,835
Commission and other brokerage income - development marketing	56,195	27,376	938	24,507	3,374
Property management revenue	35,542	34,798	744	—	—
Escrow and title fees	13,967	1,860	745	—	11,362
Total revenue	$955,578	$335,620	$179,649	$250,738	$189,571

	Year Ended December 31, 2022
	Total	New York City	Northeast	Southeast	West
Revenues:
Commission and other brokerage income - existing home sales	$1,028,480	$359,417	$207,932	$263,468	$197,663
Commission and other brokerage income - development marketing	71,405	53,773	654	13,867	3,111
Property management revenue	36,022	35,421	601	—	—
Escrow and title fees	17,270	3,186	1,235	—	12,849
Total revenue	$1,153,177	$451,797	$210,422	$277,335	$213,623

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2021
	Total	New York City	Northeast	Southeast	West
Revenues:
Commission and other brokerage income - existing home sales	$1,210,469	$392,011	$249,195	$355,206	$214,057
Commission and other brokerage income - development marketing	81,947	48,167	—	32,292	1,488
Property management revenue	37,345	36,756	589	—	—
Escrow and title fees	23,377	5,200	1,755	—	16,422
Total revenue	$1,353,138	$482,134	$251,539	$387,498	$231,967
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	December 31, 2023	December 31, 2022

Receivables, which are included in receivables	$1,846	$3,063
Contract assets, net, which are included in other current assets	6,030	4,453
Contract assets, net, which are in other assets	36,040	38,913
Payables, which are included in other current liabilities	1,357	2,291
Contract liabilities, which are in current liabilities	11,234	8,222
Contract liabilities, which are in other liabilities	51,178	54,706
Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve months. Receivables decreased $1,217 for the year ended December 31, 2023 primarily due to cash collections of $2,728 offset by revenue accrued as performance obligations are satisfied. Correspondingly, payables decreased by $934 primarily due to cash payments of $2,016 offset by additional expense accruals as performance obligations are satisfied.
Contract assets. For the year ended December 31, 2023, the Company recorded additional contract assets of $26,825 for payments made for direct fulfillment costs incurred in advance of the satisfaction of the performance obligations for Real Estate development marketing contracts. For the year ended December 31, 2023, the Company also reduced contract assets (and recognized real estate agent commission expense) by $28,121 for previously deferred costs of units closed.
Contract liabilities. Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the Real Estate development marketing contracts and are recognized as revenue at the points in time when the Company performs under the contracts. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span four to six years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings is dependent upon several external factors outside the Company’s control, including, but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of December 31, 2023, the Company estimates $11,234 of contract liabilities will be recognized as revenue within the next twelve months.
For the year ended December 31, 2023, the Company recorded additional contract liabilities of $33,996 for payments received from customers prior to the satisfaction of performance obligations for Real Estate development marketing contracts. For the year ended December 31, 2023, the Company also reduced contract liabilities (and recognized commissions and other brokerage income) by $34,512 for previously deferred revenue for units closed during the year.
The Company recognized revenue related to consulting, administration and net commissions of $16,080, $6,776, and $9,988 for the years ended December 31, 2023, 2022, and 2021, respectively, that were included in the contract liabilities balances at December 31, 2022 and 2021 and January 1, 2021, respectively.
Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). There were no revenues

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recognized relating to performance obligations satisfied or partially satisfied in prior periods for the years ended December 31, 2023, 2022 and 2021, respectively.

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $5,575 and $10,916 at December 31, 2023 and December 31, 2022, respectively.
The following table summarizes changes in the allowance for credit losses for the year ended December 31, 2023:

	January 1, 2023	Current Period Provision		Write-offs	Recoveries	December 31, 2023
Allowance for credit losses:
Real estate broker agent receivables	$10,916	$4,712	(1)	$10,053	$—	$5,575
_____________________________
(1)The current period provision for the real estate broker agent receivables is included in “General and administrative expenses” in the Company’s combined consolidated statements of operations.

The following table summarizes changes in the allowance for credit losses for the year ended December 31, 2022:

	January 1, 2022	Current Period Provision		Write-offs	Recoveries	December 31, 2022
Allowance for credit losses:
Real estate broker agent receivables	$8,607	$4,064	(1)	$1,755	$—	$10,916
_____________________________
(1)The current period provision for the real estate broker agent receivables is included in “General and administrative expenses” in the Company’s combined consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.    EARNINGS (LOSS) PER SHARE
On December 29, 2021, the date of the Distribution, 81,606,657 shares (after adjustment for the stock dividend described below) of the Common Stock, par value $0.01 per share, were distributed to Vector Group stockholders of record as of December 20, 2021. This share amount is being utilized for the calculation of basic and diluted earnings per share (“EPS”) for all periods presented prior to the Distribution as all shares were owned by Vector Group prior to the Distribution.
The Company has restricted stock awards which will provide dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The Company would recognize payments of the cash dividends on these awards as reductions in additional paid-in-capital on the Company’s consolidated balance sheets. Income attributable to participating securities represents the undistributed earnings allocated to the participating securities using the two-class method permitted by GAAP for computing diluted EPS. The participating securities holders do not participate in the Company’s net losses.
On June 12, 2023, the Company announced that its Board had suspended the quarterly cash dividend, effective immediately. The Company paid a cash dividend during each of the quarters beginning with the quarter ended March 31, 2022 through March 31, 2023. The Company did not pay any dividends during the year ended December 31, 2021.
Additionally, on June 12, 2023, the Board also declared an annual stock dividend on the Company common stock of 5%, which was paid on June 30, 2023 to stockholders of record as of the close of business on June 22, 2023. Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend distributed to Company stockholders on June 30, 2023. All per-share amounts and references to share amounts were updated to reflect the retrospective effect of the stock dividend.
As a result, in its calculation of basic and dilutive EPS for the years ended December 31, 2023, 2022 and 2021, respectively, the Company did not adjust its net (loss) income for the effect of these participating securities because the adjustment was negligible.

	For the year ended December 31,
	2023	2022	2021
Net (loss) income attributed to Douglas Elliman Inc.	$(42,552)	$(5,622)	$98,838
Income attributable to participating securities	(307)	(704)	(12)
Net (loss) income available to common stockholders attributed to Douglas Elliman Inc.	$(42,859)	$(6,326)	$98,826
Basic EPS is computed by dividing net (loss) income available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following common shares for the years ended December 31, 2023, 2022 and 2021:

	For the year ended December 31,
	2023	2022	2021
Weighted-average shares for basic and diluted EPS	82,247,015	81,614,485	81,606,657
There were 28,333 non-vested restricted shares that were outstanding during the year ended December 31, 2022, but were not included in the computation of diluted EPS because the impact of the shares was anti-dilutive to EPS.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.    LEASES
The Company has operating leases for corporate and sales offices and equipment. The leases have remaining lease terms of less than one year to ten years, some of which include options to extend for up to five years, and some of which include options to terminate the leases within one year. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the ROU asset and lease liability balances. The Company’s lease population includes purchase options on equipment leases that are included in the lease payments when reasonably certain to be exercised. The Company’s lease population does not include any residual value guarantees. The Company’s lease population does not contain any material restrictive covenants.
The Company has leases with variable payments, most commonly in the form of Common Area Maintenance (“CAM”) and tax charges which are based on actual costs incurred. These variable payments were excluded from the ROU asset and lease liability balances since they are not fixed or in-substance fixed payments. Variable payments are expensed as incurred.
The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$33,721	$33,248	$32,694
Short-term lease cost	1,188	1,064	794
Variable lease cost	4,234	4,144	3,623
Less: Sublease income	(688)	(579)	(458)
Total lease cost	$38,455	$37,877	$36,653
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$34,106	$36,956	$38,416

ROU assets obtained in exchange for lease obligations:
Operating leases	12,768	14,856	9,102
Supplemental consolidated balance sheet information related to leases was as follows:

	December 31,	December 31,
	2023	2022

Weighted average remaining lease term in years:
Operating leases	6.38	7.03

Weighted average discount rate:
Operating leases	8.63%	8.73%

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2023, maturities of lease liabilities were as follows:

Operating Leases
Year Ending December 31:
2024	$32,938
2025	28,559
2026	26,100
2027	23,052
2028	19,985
Thereafter	46,587
Total lease payments	177,221
Less imputed interest	(44,281)
Total	$132,940
As of December 31, 2023, the Company had $1,898 undiscounted lease payments relating to real estate leases that have not yet commenced. The operating leases will commence in the first half of 2024 with lease terms ranging between approximately 5 and 7 years.
The Company’s rental expense for the years ended December 31, 2023, 2022 and 2021 was $33,721, $33,248 and $32,692, respectively. Rent expense for the year ended December 31, 2023 consisted of $22,369 of amortization and $11,352 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2022 consisted of $20,621 of amortization and $12,627 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2021 consisted of $18,667 of amortization and impairment of ROU assets and $14,025 of lease expense for interest accretion on operating lease liabilities.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	December 31, 2023	December 31, 2022
PropTech convertible trading debt securities	$1,162	$2,957
Long-term investment securities at fair value (1)	2,821	3,262
PropTech investments at cost	8,888	8,588
PropTech investments under equity method	570	—
Total investments	13,441	14,807
Less PropTech current convertible trading debt securities (2)	—	1,875
Less PropTech investments accounted for under the equity method (3)	570	—
Total long-term investments	$12,871	$12,932
_____________________________
(1)     These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2)    These amounts are included in “Other current assets” on the consolidated balance sheets.
(3)    These amounts are included in “Equity-method investments” on the consolidated balance sheets.
Net gains recognized on long-term investment securities were as follows:

	Year Ended December 31,
	2023	2022	2021
Net realized gains recognized on PropTech convertible trading debt securities	$28	$2,184	$60
Net unrealized (losses) gains recognized on long-term investment securities at fair value	(110)	655	205
Net gains recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	715	—	—
Net realized and unrealized gains recognized on long-term investment securities	$633	$2,839	$265
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The maturity of the remaining convertible note is February 2025.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized (losses) gains recognized in net income on long-term investment securities at fair value during the years ended December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31,
	2023	2022	2021
Net unrealized (losses) gains recognized on long-term investment securities	$(110)	$655	$205
The Company has unfunded commitments of $895 related to long-term investment securities at fair value as of December 31, 2023.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies as of December 31, 2023. During the year ended December 31, 2023, New Valley Ventures invested $250 into one new PropTech venture and $50 into an existing Prop Tech venture. Additionally, during the year ended December 31, 2023, one of the convertible trading debt securities converted into equity and was classified as an equity security without a readily determinable fair value that does not qualify for the NAV practical expedient. The total carrying values of equity securities without readily determinable fair values that do not qualify for the NAV practical expedient these investments were $8,888 and $8,588 as of December 31, 2023 and 2022, respectively. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the twelve months ended December 31, 2023.

7.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
Leasehold improvements	$55,549	$52,986
Furniture and equipment	41,088	40,531
	96,637	93,517
Less accumulated depreciation and amortization	(56,919)	(51,800)
	$39,718	$41,717
Depreciation and amortization expense related to property and equipment, net for the years ended December 31, 2023, 2022 and 2021 was $7,324, $7,257 and $8,144, respectively.

8.    EQUITY METHOD INVESTMENTS

Equity method investments consisted of the following:

	December 31, 2023	December 31, 2022
Ancillary services ventures	$1,960	$1,629
At December 31, 2023, the Company’s ownership percentages in these investments ranged from 10.9% to 50.0%; therefore, the Company accounts for these investments under the equity method of accounting.

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
In July 2023, Douglas Elliman Realty entered into an agreement to acquire a 50% interest in ClearPoint Mortgage, LLC. The joint venture plans to operate a mortgage brokerage business in the state of Florida. The venture is a VIE; however, Douglas Elliman Realty is not the primary beneficiary. Douglas Elliman Realty accounts for this investment under the equity method of accounting. Douglas Elliman Realty has no exposure to loss from its investment in ClearPoint Mortgage, LLC as of December 31, 2023.
Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements and was $1,960 as of December 31, 2023.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets were as follows:

	December 31, 2023	December 31, 2022
Goodwill	$32,230	$32,230

Indefinite-life intangibles:
Trademark - Douglas Elliman	$68,000	$68,000
Intangibles with a finite life, net	4,964	5,666
Total other intangible assets, net	$72,964	$73,666
The carrying amounts of goodwill and intangibles with a finite life, net related to acquisitions made in 2023 were as follows:

	Goodwill	Intangibles with a finite life, net
Balance as of January 1, 2023	$32,230	$5,666
Amortization	—	(702)
Balance as of December 31, 2023	$32,230	$4,964

The carrying amounts of goodwill and intangibles with a finite life, net related to acquisitions made in 2022 were as follows:

	Goodwill	Intangibles with a finite life, net
Balance as of January 1, 2022	$32,571	$6,421
Purchase price adjustment (1)	(341)	—
Amortization	—	(755)
Balance as of December 31, 2022	$32,230	$5,666
_____________________________
(1)     Purchase price adjustment related to the Douglas Elliman Texas acquisition. Refer to Note 1, Summary of Significant Accounting Policies, for further information.

Goodwill is evaluated for impairment annually or whenever the Company identifies certain triggering events or circumstances that would more likely than not reduce the fair value of the Company below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors (for example, interest rate fluctuations, and loss of key personnel), supply costs, unanticipated competitive activities, and acts by governments and courts.
In the quarterly period ended December 31, 2023, the Company utilized third-party valuation specialists to prepare a quantitative assessment of goodwill and trademark intangible assets related to Douglas Elliman, based on the current market conditions in the residential real estate brokerage industry. While the quantitative assessments did not result in impairment charges to goodwill or to the trademark intangible assets as of December 31, 2023, the Company could experience an impairment of goodwill and other intangible assets if current market conditions continue to deteriorate. Such a situation could then result in an impairment loss.
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
The third-party quantitative assessments of the goodwill and trademark intangible asset reflected management’s assumptions regarding revenue growth rates, economic and market trends including current expectations of the market, changes to cost structures and other expectations about the anticipated short-term and long-term operating results of the Company.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
If the Company fails to achieve the financial projections used in the quantitative assessments of fair value, impairment charges could result in future periods, and such impairment charges could be material.
Other intangible assets and contract liabilities assumed were as follows:

	Useful Lives in Years	December 31, 2023	December 31, 2022
Trademark - Douglas Elliman	Indefinite	$68,000	$68,000

Other intangibles	1 - 10	11,216	11,216
		11,216	11,216
Less: Accumulated amortization on amortizable intangibles		(6,252)	(5,550)
Other intangibles, net		$4,964	$5,666
The trademark intangible has been attributed to the acquisition of the Douglas Elliman brand name which the Company plans to continue using. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed its impairment test for the year ended December 31, 2023, which did not result in additional impairment charges related to the Company’s trademark. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value, impairment charges could result in future periods, and such impairment charges could be material.
As of December 31, 2023 and 2022, other intangibles with finite lives included non-compete agreements and favorable lease assets related to business combinations.
For the years ended December 31, 2023, 2022, and 2021, respectively, amortization of other intangibles was $702, $755 and $416.

10.    EMPLOYEE BENEFIT PLANS
Profit Sharing and 401(k) Plans:
The Company maintains two 401(k) plans for substantially all its U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $697, $689 and $598 for the years ended December 31, 2023, 2022 and 2021, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.    INCOME TAXES
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
The amounts provided for income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. Federal	$—	$1,039	$(64)
State and local	391	1,271	2,270
	391	2,310	2,206
Deferred:
U.S. Federal	(10,009)	1,421	(48)
State and local	(5,435)	2,772	(25)
	(15,444)	4,193	(73)
Total	$(15,053)	$6,503	$2,133

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by GAAP and income tax laws. The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities is as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for doubtful accounts	$—	$212
Basis differences on fixed and intangible assets	471	391
Various U.S. federal and state tax loss carryforwards	18,420	6,417
Operating lease liabilities	5,141	5,901
	24,032	12,921
Less: Valuation allowance	(7,026)	(6,417)
Net deferred tax assets	$17,006	$6,504

Deferred tax liabilities:
Basis differences on prepaid assets	$(251)	$(204)
Revenue recognition	(478)	(40)
Allowance for doubtful accounts	(68)	—
Basis differences on long-term investments	(46)	(954)
Basis differences on acquisition	(9,618)	(14,340)
Operating lease right-of-use assets	(4,490)	(5,320)
Other	(1,078)	(113)
	$(16,029)	$(20,971)

Net deferred tax assets (liabilities)	$977	$(14,467)

ASC 740, Income Taxes, requires the Company to establish a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. If such determination is made and future losses are incurred over the period in which the net deferred tax assets are deductible, the Company believes it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result will be required to maintain a valuation allowance for the full amount of the deferred tax assets.
The Company’s consolidated tax effected federal NOL is $7,850 at December 31, 2023, and its consolidated tax effected state NOLs are $3,544 at December 31, 2023. The federal consolidated NOLs have an indefinite carry forward, and the state NOLs expiration range from 20 years to indefinite. The Company’s subsidiary, Douglas Elliman of California, Inc., files a consolidated U.S. income tax return that includes its wholly owned U.S. subsidiaries. The standalone subsidiary NOL is $7,026 and $6,417 at December 31, 2023 and 2022, respectively, with $4,997 expiring through tax year 2040 and the remaining carried forward indefinitely. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company had valuation allowances of $7,026 and $6,417 at December 31, 2023 and 2022, respectively. The valuation allowances at December 31, 2023 and 2022 related to federal and state net operating loss carryforwards and the deferred tax assets of Douglas Elliman of California, Inc. prior to March 1, 2019, which are limited for use in the future to the extent of the taxable income of Douglas Elliman of California, Inc. under the “Separate Return Limitation Year” rules of Internal Revenue Code Section 381.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
(Loss) income before provision for income taxes	$(58,219)	$104	$100,785
Federal income tax (benefit) expense at statutory rate	(12,226)	22	21,165
Less Federal income tax expense attributable to pass through entities	—	—	(20,278)
State and local income taxes, net of federal income tax benefits	(3,811)	2,213	1,769
Impact of non-controlling interest	129	163	—
Non-deductible expenses	2,333	1,715	361
Excess tax benefits on stock-based compensation	(857)	812	—
Loss carryforwards from tax consolidation of subsidiary	(609)	(331)	1,145
Changes in valuation allowance, net of equity and tax audit adjustments	609	1,221	(2,035)
Other	(621)	688	6
Income tax (benefit) expense	$(15,053)	$6,503	$2,133

The Company’s income tax expense is principally attributable to the Company’s federal, state and local income taxes based on the Company’s earnings.
The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. Liabilities for uncertain tax positions reflected as of December 31, 2023 and 2022 were not significant and it is not anticipated that they will materially change in the next 12 months. Douglas Elliman Realty, LLC is under an IRS audit for its 2018 tax return. Although the outcome of tax audits is always uncertain, Douglas Elliman Realty, LLC believes that its tax positions will generally be sustained under audit.

12.    STOCK COMPENSATION
On December 31, 2021, the Company granted equity compensation under its 2021 Plan. The 2021 Plan was adopted on December 22, 2021 and approved by the Company’s stockholder on December 24, 2021. The 2021 Plan provides for the Company to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted shares, restricted stock units, performance share awards, other stock-based awards and cash-based awards. Shares available for issuance under the 2021 Plan are 7,577,876 shares as of December 31, 2023. The Company may satisfy its obligations under any award granted under the 2021 Plan by issuing new shares.
Restricted Stock Awards. The Company recognizes compensation expense using the fair value method. All awards are time-based awards which vest over a period that ranges between two and approximately five years. The Company recognizes compensation cost net of an estimated forfeiture rate ratably using the straight-line attribution method over the expected vesting period.

DOUGLAS ELLIMAN INC.
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of employee restricted stock award transactions is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2021	—	$—
Granted	3,664,500	$10.95
Nonvested at December 31, 2021	3,664,500	$10.95
Granted	94,500	$7.85
Vested (1)	(1,001,438)	$10.94
Forfeited	(26,250)	$9.72
Nonvested at December 31, 2022	2,731,312	$10.86
Granted	3,786,750	$3.08
Vested (1)	(1,926,751)	$6.97
Nonvested at December 31, 2023	4,591,311	$6.07
_____________________________
(1)The total fair value of restricted stock awards vested during 2023 and 2022 was $4,877 and $3,897, respectively.
As of December 31, 2023, there was $27,809 of total unrecognized compensation costs related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.75 years.

13.    CONTINGENCIES
The Company is involved in litigation through the normal course of business. The majority of claims are covered by the Company’s insurance policies in excess of any applicable retention. Some claims may not be covered by the Company’s insurance policies. In addition, several matters have recently been commenced against the Company or its subsidiaries resulting from a putative class action pending in the Western District of Missouri. Furthermore, the Department of Justice has been scrutinizing the industry, most notably, the National Association of Realtors (“NAR”), for many years, including alleged practices that are the subject of these matters and such scrutiny has recently increased. These matters are described below.
Gibson Case. On October 31, 2023, individual plaintiffs filed an action on behalf of a putative national class of home sellers from October 2019 through the present in the Western District of Missouri against the National Association of Realtors (“NAR”) and certain real estate brokerage firms, including the Company, alleging anticompetitive behavior in violation of federal antitrust laws arising from the NAR’s requirement that sellers’ agents for Multiple Listing Service (“MLS”) listed properties offer to pay a portion of commissions received on the sale of such properties to buyers’ agents (the Gibson case).
Batton Case. On November 2, 2023, individual plaintiffs filed an action on behalf of a putative national class of home buyers from December 1996 through the present in the Northern District of Illinois against certain real estate brokerage firms, including the Company, alleging anticompetitive behavior, similar to the Gibson case, in violation of federal antitrust laws, state antitrust and consumer protection laws, as well as asserting an unjust enrichment claim (the Batton case).
March Case. On November 8, 2023, individual plaintiffs filed an action on behalf of a putative class of home sellers in Manhattan from November 2019 through the present in the Southern District of New York against certain real estate brokerage firms, including the Company, alleging anticompetitive behavior, similar to the Gibson case, in violation of federal antitrust and state antitrust laws, as well as asserting an unjust enrichment claim (the March case).

Umpa Case. On December 27, 2023, individual plaintiffs filed an action on behalf of a putative national class of home sellers (with certain markets excluded) from December 2019 through present in the Western District of Missouri against certain real estate brokerage firms, including the Company and Douglas Elliman Realty, LLC, alleging anticompetitive behavior, similar to the Gibson case, in violation of federal antitrust laws (the Umpa case).

Friedman Case. On December 29, 2023, individual plaintiffs filed an action on behalf of a putative class of home sellers in certain parts of Brooklyn from January 2020 through present in the Eastern District of New York against certain real estate brokerage firms, including the Company, alleging anticompetitive behavior, similar to the March case, in violation of federal

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

antitrust and state antitrust laws. On January 18, 2024, the case was voluntarily dismissed and refiled in the Southern District of New York (the Friedman case).

Whaley Case. On January 15, 2024, an individual plaintiff filed an action on behalf of a putative class of home sellers in Nevada from January 2020 through the present in the District of Nevada against certain real estate trade associations and MLSs, alleging anticompetitive behavior, similar to the Gibson case, in violation of federal antitrust and state unfair trade practices laws (the Whaley case). On January 25, 2024, the plaintiff filed an amended complaint that added one of the Company’s brokerage subsidiaries, among other real estate brokerage firms, as a defendant in the action.

Boykin Case. On February 16, 2024, individual plaintiffs filed an action on behalf of a putative class of home sellers in Nevada from February 2020 through the present in the District of Nevada against certain real estate brokerage firms, including the Company and Douglas Elliman Realty, LLC, alleging anticompetitive behavior, similar to the Gibson case, in violation of federal antitrust and state unfair trade practices laws (the Boykin case).

Multidistrict Litigation. On December 27, 2023, the Gibson and Umpa plaintiffs moved to transfer and centralize nine actions, including the Gibson, Umpa, and March cases before Judge Stephen R. Bough in the Western District of Missouri. In response, NAR moved to consolidate all real estate commission antitrust cases, including all of the cases that the Gibson and Umpa plaintiffs sought to consolidate, as well as Batton, Friedman, and Boykin, and several other actions in which the Company is not named as a defendant, in the Northern District of Illinois. Many of the real estate brokerage firms named as defendants, including the Company, opposed plaintiffs’ motion to transfer and centralize the antitrust actions, and nearly all, if not all, objected to centralization before Judge Bough in the Western District of Missouri. The Judicial Panel on Multidistrict Litigation will hear the motion on March 28, 2024.
Litigation is subject to uncertainty, and it is possible that there could be adverse developments in pending cases. With the commencement of any new case, the defense costs and the risks relating to the unpredictability of litigation increase. Management reviews on a quarterly basis with counsel all pending litigation and evaluates the probability of a loss being incurred and whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation. The Company cannot predict with any degree of certainty the outcome of the matters discussed above or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss of these matters. Any adverse outcome in any of the above matters could expose the Company to substantial damages or penalties that may have a material adverse impact on the Company’s operations and cash flows.
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending cases and, therefore, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any.

14.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2023	2022	2021
Cash paid (received) during the period for:
Interest	$28	$177	$24
Income taxes, net	(1,917)	11,083	681
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	287	1,070	2
Transfers from Former Parent, net	—	—	15,444

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    RELATED PARTY TRANSACTIONS
On December 29, 2021, Vector Group completed the Distribution and the Company and Vector Group entered into a distribution agreement (the “Distribution Agreement”) and several ancillary agreements for the purpose of accomplishing the Distribution. The Distribution Agreement includes an agreement that the Company and Vector Group will provide each other with appropriate indemnities with respect to liabilities arising out of the business retained by Vector Group and the business transferred to Douglas Elliman by Vector Group. These agreements also govern the Company’s relationship with Vector Group subsequent to the Distribution and provide for the allocation of employee benefit, tax and some other liabilities and obligations attributable to periods prior to, at and after the Distribution. These agreements also include arrangements with respect to transition services (the “Transition Services Agreement”). The Company and Vector Group entered into a Transition Services Agreement with respect to transition services and other ongoing commercial relationships. Under the agreement, the Company paid Vector Group $4,200 in 2023 and 2022. The Company and Vector Group also entered into Aircraft Lease Agreements for the right to lease on a flight-by-flight basis certain aircraft owned by Vector Group. Under the agreements, the Company paid Vector Group $2,124 in 2023 and $2,418 in 2022. Vector Group has agreed to indemnify the Company for certain tax matters under the Tax Disaffiliation Agreement. The Company received $589 in 2022 and recorded the amount in Investment and other income in its combined consolidated statements of operations for the year ended December 31, 2022 related to the tax indemnifications.
Following the Distribution, there is an overlap between certain officers of the Company and Vector Group. The President and Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, and the General Counsel and Secretary of Douglas Elliman serve in the same role at Vector Group. Furthermore, three of the members of Douglas Elliman’s Board of Directors also serve as directors of Vector Group.
The Company has been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. The Company had gross commissions of approximately $1,766, $1,709 and $8,956 from these projects for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company and a director each owned a 50% interest in an entity the assets and business of which were sold in 2019. The Company received $654 in May 2022 as a final distribution of an earn-out payment based on the performance of the entity in 2020 and 2021. The Company recorded equity in earnings from this equity-method investment of $654 and $75 for the years ended December 31, 2022 and 2021, respectively.
A son of the Company’s President and Chief Executive Officer is an associate broker with the Company and he received commissions and other payments of $1,570, $1,490 and $925, respectively, in accordance with brokerage activities in 2023, 2022 and 2021, respectively.
The spouse of the President and Chief Executive Officer of Douglas Elliman Realty, LLC is a real estate agent whose license is held at a subsidiary of the Company, and who received commissions and other payments of $329, $230 and $420 in accordance with brokerage activities in 2023, 2022 and 2021, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of December 31, 2023
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$59,595	$59,595	$—	$—
U. S. treasury bills (2)	51,200	51,200	—	—
Certificates of deposit (3)	507	—	507	—
Long-term investments
PropTech convertible trading debt securities	1,162	—	—	1,162
Long-term investment securities at fair value (4)	2,821	—	—	—
Total long-term investments	3,983	—	—	1,162
Total assets	$115,285	$110,795	$507	$1,162
_____________________________
(1)Amounts included in Cash and cash equivalents on the consolidated balance sheets, except for $7,171 that is included in current restricted cash and cash equivalents and $2,538 that is included in non-current restricted assets.
(2)Amounts included in Cash and cash equivalents on the consolidated balance sheets.
(3)Amounts included in non-current restricted assets on the consolidated balance sheets.
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
_____________________________
(1)Amounts included in Cash and cash equivalents on the consolidated balance sheets, except for $4,985 that is included in current restricted assets and $2,538 that is included in non-current restricted assets.
(2)Amounts included in current restricted assets and non-current restricted assets on the consolidated balance sheets.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The long-term investments are based on NAV per share provided by the partnerships based on the indicated market value of the underlying assets or investment portfolio. In accordance with Subtopic 820-10, these investments are not classified under the fair value hierarchy disclosed above because they are measured at fair value using the NAV practical expedient.
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2023:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2023	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,162	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2025
			Volatility	40.25%
			Discount rate	30.37%
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2023 and 2022, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    SEGMENT INFORMATION

The Company’s business segments were Real Estate Brokerage and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Real Estate Brokerage		Corporate and Other	Total
2023
Revenues	$955,578		$—	$955,578
Operating loss	(36,769)	(1)	(27,728)	(64,497)
Identifiable assets	455,021		38,398	493,419
Depreciation and amortization	8,026		—	8,026
Capital expenditures	6,143		—	6,143

2022
Revenues	$1,153,177		$—	$1,153,177
Operating income (loss)	21,993		(26,534)	(4,541)
Identifiable assets	512,524		37,878	550,402
Depreciation and amortization	8,012		—	8,012
Capital expenditures	8,537		—	8,537

2021
Revenues	$1,353,138		$—	$1,353,138
Operating income	102,098		—	102,098
Identifiable assets	548,217		46,952	595,169
Depreciation and amortization	8,561		—	8,561
Capital expenditures	4,106		—	4,106
_____________________________
(1)Operating loss includes $2,377 of restructuring expense.

18. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $41,338 and $33,533 as of December 31, 2023 and December 31, 2022, respectively, and corresponding escrow funds in holding of the same amount. These deposits are not assets of Portfolio Escrow Inc., the subsidiary of the Company (and, therefore, are excluded from the accompanying consolidated balance sheets).

DOUGLAS ELLIMAN INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2023
Allowances for:
Deferred tax valuation allowance	$6,417	$609	$—	$7,026
Total	$6,417	$609	$—	$7,026
Year Ended December 31, 2022
Allowances for:
Deferred tax valuation allowance	$5,196	$1,221	$—	$6,417
Total	$5,196	$1,221	$—	$6,417
Year Ended December 31, 2021
Allowances for:
Deferred tax valuation allowance	$7,231	$—	$2,035	$5,196
Total	$7,231	$—	$2,035	$5,196