Form 10-K/A
period 2023-12-31
Douglas Elliman Inc.
filed 2024-04-29
CIK 1878897

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery
analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company as defined in
Rule 12b-2
of the Exchange Act. ☐ Yes ☒
No
The aggregate market value of the common stock held by
non-affiliates
of the Registrant as of June 30, 2023 was approximately $176.6 million.
As of April 26, 2024, Douglas Elliman Inc. had 91,419,787 shares of common stock outstanding.
Auditor Firm PCAOB ID:
34
    Auditor Name:
Deloitte & Touche LLP
    Auditor Location:
Miami, Florida
DOCUMENTS INCORPORATED BY REFERENCE
Item 10 of Part III of this Form
10-K/A
incorporates by reference to Item 5 of the registrant’s Form
10-K
for the fiscal year ended December 31, 2023.

EXPLANATORY NOTE
Douglas Elliman Inc. (the “Company” or “Douglas Elliman”) is filing this Amendment No. 1 to
Form 10-K
(this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the SEC on March 8, 2024 (the “Original Annual Report”), to provide the information required by Part III of Form
10-K.
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

1

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding each of the executive officers of the Company, including name, age, positions and offices held with the Company, and term of office as an officer of the Company, is provided in Item 5 of the Original Annual Report and is incorporated by reference herein.

Directors

The following table sets forth certain information with respect to each of the Board members. Each director is a citizen of the United States.

Name	Age	Principal Occupation
Howard M. Lorber	75	Chairman of the Board; President and Chief Executive Officer

Richard J. Lampen	70	Executive Vice President and Chief Operating Officer

Ronald J. Kramer	65	Chief Executive Officer, Griffon Corporation

Michael S. Liebowitz	55	Founder and Managing Principal of M2A Family Office

Lynn Mestel	70	Private Investor

Wilson L. White	43	Vice President, Global Affairs, Google

Mark D. Zeitchick	59	Private Investor

The Company’s Bylaws provide, among other things, that the Board, from time to time, shall determine the number of directors of the Company. The size of the Board is presently set at seven and our amended and restated certificate of incorporation divides our Board into three classes with staggered three year terms, whose terms expire at the 2024, 2025 and 2026 annual meetings. The current classes of our directors are as follows:

•	Class I directors, whose term will expire at the annual meeting of stockholders to be held in 2025, consist of Messrs. Lampen and White;

•	Class II directors, whose term will expire at the annual meeting of stockholders to be held in 2026, consist of Messrs. Liebowitz and Zeitchick; and

•	Class III directors, whose term will expire at the annual meeting of stockholders to be held in 2024, consist of Ms. Mestel and Messrs. Kramer and Lorber.

Three of the Company’s directors, Ms. Mestel as well as Messrs. Kramer and Lorber, are to be elected at the 2024 annual meeting to serve until the 2027 annual meeting of stockholders and until their respective successors are duly elected and qualified or until their earlier resignation or removal. All the directors listed above were initially elected in connection with the distribution of the Company from Vector Group Ltd. (“Vector Group”) by the board of directors of Vector Group upon recommendation of the corporate responsibility and nominating committee of Vector Group. Messrs. Zeitchick and Liebowitz were nominated by the Board upon the recommendation of the Corporate Responsibility and Nominating Committee and reelected at the Company’s 2023 annual meeting. Messrs. Lampen and White were nominated by the Board upon recommendation of the Corporate Responsibility and Nominating Committee and were reelected at the Company’s 2022 annual meeting. Mr. Lorber, the Chairman, President and CEO, Mr. Lampen, the Executive Vice President and COO, and Mr. White are members of Vector Group’s board of directors. Messrs. Lorber and Lampen identified Ms. Mestel based on a recommendation by outside counsel; and Mr. Lorber identified Messrs. Kramer, Liebowitz and Zeitchick as candidates and presented Ms. Mestel and Messrs. Kramer, Liebowitz and Zeitchick to the corporate responsibility and nominating committee of Vector Group as highly qualified candidates.

Business Experience and Qualifications of Directors

Howard M. Lorber has served as Chairman, President and Chief Executive Officer of the Company since December 2021. He has served as President and CEO of Vector Group (NYSE: VGR) since January 2006 and as a director since January 2001. Mr. Lorber also serves as Executive Chairman and a member of the Board of Managers of the Company’s subsidiary, Douglas Elliman Realty, LLC. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; Chairman of the Board of Directors since 1987 and CEO from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; and a Director of Clipper Realty, Inc., a real estate investment trust, since July 2015. Mr. Lorber was a member of the Board of Directors of Morgans Hotel Group Co. from March 2015 until November 2016, and Chairman from May 2015 to November 2016 and was Chairman of the Board of Ladenburg Thalmann Financial Services (“LTS”) from May 2001 to July 2006 and Vice Chairman from July 2006 to February 2020. He is also a trustee of Long Island University. Mr. Lorber’s pertinent experience, qualifications, attributes and skills include the knowledge and experience in the estate services industry he has attained through his service as the Company’s President and CEO and as member of the board of directors of Vector Group and as Executive Chairman and member of the Board of Managers of the Company’s subsidiary, Douglas Elliman Realty, LLC, as well as his service as a director of other publicly traded corporations.

Richard J. Lampen has served as a member of Company’s Board since December 2021 and serves as our Executive Vice President and Chief Operating Officer. He also serves a member of the Board of Managers of our subsidiary, Douglas Elliman Realty, LLC. Mr. Lampen has served as Executive Vice President of Vector Group (NYSE: VGR) since 1995 and was appointed Chief Operating Officer and was elected to the Board of Directors of Vector Group in 2021. From September 2006 to February 2020, he served as President and CEO as well as a director of LTS prior to its acquisition by Advisor Group, a portfolio company of Reverence Capital Partners. Mr. Lampen also served as Chairman of LTS from September 2018 to February 2020. From October 2008 to October 2019, Mr. Lampen served as President and CEO as well as a director of Castle Brands Inc., prior to its acquisition by Pernod Ricard Mr. Lampen’s pertinent experience, qualifications, attributes and skills include the knowledge and managerial experience in the real estate services industry he has attained through his service to Vector Group since 1995 as well as his service as CEO of LTS and Castle Brands Inc. and as a director of other publicly traded corporations.

Ronald J. Kramer has served as a member of the Company’s Board since December 2021. Mr. Kramer has been the Chief Executive Officer of Griffon Corporation (NYSE: GFF), a diversified management and holding company, since April 2008, a director since 1993 and Chairman of the Board since January 2018. Mr. Kramer was Vice Chairman of the Griffon Board from 2003 until January 2018. From 2002 through March 2008, he was President and a director of Wynn Resorts, Ltd. (NASDAQ: WYNN), a developer, owner and operator of destination casino resorts. From 1999 to 2001, Mr. Kramer was a Managing Director at Dresdner Kleinwort Wasserstein, an investment banking firm, and its predecessor Wasserstein Perella & Co. In addition to Griffon Corporation, he is currently a member of the board of directors of each of Business Development Corporation of America, Franklin BSP Capital Corporation and, since March 2024, Entain plc (LSE: ENT), a global sports betting and gaming corporation. Mr. Kramer has been a senior executive officer of a number of corporations and brings to the Board extensive experience in all aspects of finance and business transactions.

Michael S. Liebowitz has served as a member of the Company’s Board since December 2021. Mr. Liebowitz is the Founder and Managing Principal of M2A Family Office, a private firm he established in 2018 to manage his business and philanthropic activities to make a positive impact in the lives of future generations. He is an entrepreneur, private investor and seasoned business executive with extensive experience founding, acquiring and monetizing businesses in the insurance and financial industries. In the past 25 years, Mr. Liebowitz has founded or acquired many companies, including (i) in 1995, Harbor Group Consulting LLC, an insurance and risk management consulting firm where he served as President and Chief Executive Officer from 1995, until its acquisition by Alliant Insurance Services, Inc. (“Alliant”) in 2018, (ii) in 1999, as a founding principal, National Financial Partners Corp. (NYSE: NFP), which was taken public in 2003 and was acquired by a controlled affiliate of Madison Dearborn Partners, LLC in 2013, and is now one of the largest insurance brokers in the world, (iii) in 2006, Innova Risk Management (“Innova”), a boutique real estate insurance firm and leading provider of property and casualty insurance in the co-op and condominium markets in the New York area, which he acquired in a joint venture with Douglas Elliman Real Estate, LLC until its sale in 2019, (iv) in 2017, High Street Valuations, a firm that specializes in providing insurable value calculations for banks, capital market lenders, owners, and property management companies, and (v) in October 2020, New Beginnings Acquisition Corp. (“NBA”), a special purpose acquisition company until its merger with Airspan Networks Holdings Inc. (NYSE American: MIMO) (“Airspan”) in August 2021. He currently serves as President and Chief Executive of the Harbor Group Division of Alliant (and Managing Director and Executive Vice President of Alliant) and High Street Valuations; and is the principal shareholder of Open Acq LLC, a firm that provides consultancy and actuarial services to qualified pension plans. He also served as President and Chief Executive Officer of Harbor and Innova until 2018 and 2019, respectively, when they were acquired by Alliant as well as NBA from October 2020 to August 2021, until its merger with Airspan. He served on the board of Airspan (NYSE American: MIMO) from August 2021 to November 2023, on the board of Nocopi Technologies Inc. (OTC Pink: NNUP) since October 2022 and chief executive officer and chairman of the board since August 2023, and on the board of LTS from January 2019 to February 2020. He also served on the board of

The Hilb Group, a leading middle market insurance agency headquartered in Richmond, Virginia, from 2011 to 2013. Mr. Liebowitz has also acted as an advisor to many of the largest financial services companies around the globe on their complex insurance matters within their investment banking/M&A groups. He was special consultant to GMAC for the World Trade Center financing prior to and after 9/11 and its claims and litigation process and strategy and advised the U.S. Federal Reserve and Goldman Sachs in the depths of the financial crisis in the newly created TALF lending program. Mr. Liebowitz graduated from CW Post College-LI University with a B.S. in Finance. Mr. Liebowitz’s pertinent experience, qualifications, attributes and skills include his strong background as an investor and executive officer of numerous businesses in varied industries.

Lynn Mestel has served as a member of the Company’s Board since December 2021. Ms. Mestel is recognized as an entrepreneur and visionary in the legal recruiting and staffing industry, where she founded two companies and served as their Chief Executive Officer for more than two decades. In 1987, she founded Mestel & Company, a consultancy firm placing attorneys in all disciplines as well as advising on law firm mergers and acquisitions and, in 1993, she founded Hire Counsel, which provided temporary legal staffing and e-discovery managed review to a nationwide clientele of law firms, corporations and government agencies. In 2011, Ms. Mestel combined both companies (HCMC Legal, Inc.), brought in private equity investors, Long Point Capital, and created a 100% ESOP (Employee Stock Ownership Plan) providing equity participation and profit sharing to both full time and temporary employees. She remained as Chief Executive Officer of both Mestel & Company and Hire Counsel until 2017 and served until 2023 as Non-Executive Chair of the Board of both companies focusing on strategic direction, mergers and acquisitions and long-term growth. Prior to founding Mestel & Company and Hire Counsel, Ms. Mestel was an advertising executive with each of DDB Worldwide Communications Group Ltd. and Saatchi & Saatchi, both of which are internationally respected advertising firms. She earned a Bachelor of Arts from the Virginia Polytechnic Institute and State University, where she was elected Phi Beta Kappa, and a Juris Doctorate from the Benjamin N. Cardozo School of Law. She also attended The Julliard School. Ms. Mestel’s pertinent experience, qualifications, attributes and skills include her background as an entrepreneur and senior executive.

Wilson L. White has served as a member of the Company’s Board since December 2021. Mr. White currently serves as Vice President, Global Affairs at Google, a subsidiary of Alphabet Inc. (NASDAQ: GOOG, GOOGL), where he is the global policy lead for Google’s Android, Hardware and Advanced Research business units as well as Vice President for Asia Pacific government affairs. In addition to his employment at Google, Mr. White is engaged in numerous philanthropic and community activities. He served, until 2022, as Board Chair of the Black Bank Fund, which aims to raise and invest $250 million into Black banks throughout the United States by 2025. Mr. White also serves on the Boards of Vector Group (NYSE: VGR), the University of North Carolina School of Law Foundation and the South Carolina Governor’s School for Science & Mathematics Foundation. Mr. White earned a Bachelor of Science in Computer Engineering from North Carolina State University, where he was a Park Scholar, and received his Juris Doctor, with honors, from the University of North Carolina at Chapel Hill School of Law. Prior to being named to his current position in 2013, he served as Patent Litigation Counsel at Google from 2011 to 2013 and was a Senior Associate at Kilpatrick Townsend & Stockton LLP from 2007 to 2011. He also served as a judicial law clerk to the Honorable Alexander Williams, Jr. of the U.S. District Court of Maryland from 2006 to 2007. Mr. White has achieved the designation of NACD Directorship Certification, which is the premier director designation available in the United States and has also earned his NACD CERT in Cybersecurity Oversight. In addition to Mr. White’s NACD Directorship Certification and NACD CERT in Cybersecurity Oversight, his pertinent experience, qualifications, attributes and skills include a strong background in computer engineering and the technology and legal sectors.

Mark D. Zeitchick has served as a member of the Company’s Board since December 2021. Mr. Zeitchick has extensive experience as a business executive in the financial services industry where he enjoyed a 27-year career as an executive of LTS and its predecessors. During his tenure, he served as Executive Vice President of LTS from 2006 to February 2020. He also served as director of LTS from 1999 until February 2020 and of Castle Brands Inc. from March 2014 until October 2019. Mr. Zeitchick’s pertinent experience, qualifications, attributes and skills include managerial experience, industry knowledge and the knowledge and experience he has attained through his service as a director of publicly-traded corporations.

Board of Directors and Committees

The Board held four meetings in 2023 and currently has seven directors. Each director attended at least 75% of the meetings of the Board and of each committee on which that director served as a member during 2023. To ensure free and open discussion and communication among the independent directors of the Board, the independent directors meet in executive sessions periodically, with no members of management present. The chair of the corporate responsibility and nominating committee presides at the executive sessions. The Board met in two executive sessions in 2023 and Mr. White, as chair of the corporate responsibility and nominating committee, presided over such sessions.

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

Audit Committee

The audit committee, whose members are presently Messrs. Liebowitz, as chair, and White and Ms. Mestel, met four times in 2023. The audit committee is governed by a written charter which requires that it discuss policies and guidelines to govern the process by which risk assessment and risk management are handled and that it meet periodically with management to review and assess the Company’s major financial risk exposures and the manner in which such risks are being monitored and controlled. Accordingly, in addition to its other duties, the audit committee periodically reviews the Company’s risk assessment and management, including in the areas of legal compliance, cybersecurity, internal auditing and financial controls. In this role, the audit committee considers the nature of the material risks the Company faces, and the adequacy of the Company’s policies and procedures designed to respond to and mitigate these risks and receives reports from management and other advisors. Although the Board’s primary risk oversight has been assigned to the audit committee, the full Board also receives regular reports from members of senior management on areas of material risk to the Company, including operational, financial, competitive and legal risks. In addition to an ongoing compliance program, the Board encourages management to promote a corporate culture that understands risk management and incorporates it into the overall corporate strategy and day-to-day business operations. The Board and its audit committee regularly discuss with management the Company’s major risk exposures, their potential financial impact on the Company, and the steps (both short-term and long-term) the Company takes to manage them. The audit committee is also responsible for overseeing the Company’s quantitative disclosures relating to its policies, procedures and programs designed to promote and monitor environmental sustainability, to the extent applicable. The audit committee oversees the Company’s financial statements, system of internal controls, and auditing, accounting and financial reporting processes and risks related thereto; the audit committee appoints, compensates, evaluates and, where appropriate, replaces the Company’s independent accountants; reviews annually the audit committee charter; and reviews and pre-approves audit and permissible non-audit services. Additionally, the audit committee has oversight responsibility to review cybersecurity and data privacy risks, and receives regular reports from management about cybersecurity matters. Each of the members of the audit committee is financially literate as required of audit committee members by the New York Stock Exchange and independent as defined by the rules of the New York Stock Exchange and the SEC. The Board has determined that Mr. Liebowitz is an “audit committee financial expert” as defined by the rules of the SEC. Mr. White holds a certification as an NACD CERT in Cybersecurity Oversight and the Board has determined that he is a cybersecurity expert.

Compensation and Human Capital Committee

The compensation and human capital committee, whose members are presently Messrs. Kramer, as chair, Liebowitz and Zeitchick, met twice in 2023. The compensation and human capital committee is governed by a written charter. The compensation and human capital committee is responsible for risks relating to employment policies and the Company’s compensation and benefits systems. To aid the compensation and human capital committee with its responsibilities, the compensation and human capital committee retains an independent consultant, as necessary, to understand the implications of compensation decisions being made. Commencing in December 2021, the compensation and human capital committee engaged Pearl Meyer & Partners LLC (“Pearl Meyer”) to provide consulting services with respect to the Company’s compensation program in 2021 and subsequent compensation years. Additionally, in 2023, the compensation and human capital committee directed Pearl Meyer to benchmark the Company’s compensation practices and structures against competitors. The compensation and human capital committee has assessed the independence of Pearl Meyer pursuant to SEC and New York Stock Exchange rules and concluded that work performed by Pearl Meyer for the compensation and human capital committee does not raise any conflict of interest. The compensation and human capital committee reviews, approves and administers management compensation and executive compensation plans and is responsible for management development and succession planning, overseeing human capital management initiatives (including diversity and inclusion), overseeing the Executive Compensation Clawback Policy and overseeing stockholder communications and engagement efforts with stockholders on executive compensation. The compensation and human capital committee also administers the Company’s 2021 Management Incentive Plan (the “2021 Plan”) and Employee Stock Purchase Plan (the “ESPP”). See “Compensation Discussion and Analysis” for more information. In December 2021, the compensation and human capital committee formed a stock grant subcommittee, which presently consists of Messrs. Kramer and Zeitchick. The stock grant subcommittee administers the grant of equity awards to executive officers.

Corporate Responsibility and Nominating Committee

The corporate responsibility and nominating committee, whose members are presently Messrs. White, as chair, Kramer, and Zeitchick and Ms. Mestel met once in 2023. The corporate responsibility and nominating committee is governed by a written charter. This committee is responsible for the oversight of risks relating to Board succession planning. The corporate responsibility and nominating committee assists the Board in identifying individuals qualified to become directors and recommends to the Board the nominees for election as directors at the next annual meeting of stockholders, develops and recommends to the Board the corporate governance guidelines and code of business conduct and ethics applicable to the Company, and oversees the evaluation of the Board and management. The corporate responsibility and nominating committee is also responsible for overseeing protection of the Company’s corporate reputation, including with respect to issues involving social and community engagement and sustainability relating to the environment. In recommending candidates for the Board, the committee takes into consideration applicable to independence criteria and the following criteria established by the Board in the Company’s corporate governance guidelines:

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no Forms 5 were required, during and with respect to the fiscal year ended December 31, 2023, all reporting persons timely complied with all filing requirements applicable to them with respect to the Company’s equity securities.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Overview and Highlights

This Compensation Discussion & Analysis (“CD&A”) explains our executive compensation program for our principal executive officer, principal financial officer and three next highest compensated executive officers, based on compensation for the year ended December 31, 2023 (collectively, the “NEOs”). This CD&A also describes the compensation and human capital committee’s process for making pay decisions, as well as its rationale for specific decisions related to the fiscal year ended December 31, 2023. Douglas Elliman Inc. separated from Vector Group on December 29, 2021.

Name	Position
Howard M. Lorber	Chairman, President and Chief Executive Officer
Richard J. Lampen	Executive Vice President and Chief Operating Officer (“COO”)
J. Bryant Kirkland III	Senior Vice President and Chief Financial Officer
Scott J. Durkin	President and Chief Operating Officer of Douglas Elliman Realty, LLC
J. David Ballard	Senior Vice President, Enterprise Efficiency and Chief Technology Officer

In this CD&A, we disclose the compensation of our NEOs. The Company’s management has long believed its team of professionals sets it apart from other residential real estate brokerage firms. With the goal to maximize the value of the Company’s investment in people, in connection with the distribution, our Board created its compensation and human capital committee. Our compensation and human capital committee reviews all aspects of our executive compensation program and is actively engaged in structuring appropriate executive compensation arrangements for the Company executives (including our NEOs) going forward. The compensation and human capital committee reviews and refines the Company’s pay practices and programs to best align with its needs as a standalone public company operating in the residential real estate brokerage and services industry as well as the processes it employs to incentivize, motivate and retain key employees to maximize long-term stakeholder value.

Executive Compensation Philosophy and Objectives

The compensation and human capital committee’s overall compensation philosophy is to align pay outcomes with Company performance and the creation of sustainable stockholder value. To align executives’ interests with those of long-term stockholders, the compensation and human capital committee designs incentives that reward outstanding performance and motivate future performance against preset goals while balancing the need to provide executives with competitive compensation and benefits. More specifically, the compensation and human capital committee’s primary objectives for our executive compensation program are to:

•	Ensure alignment of pay and performance against preset annual and long-term goals;

•	Provide annual- and long-term incentives that pay out in alignment with stockholder value creation;

•	Provide competitive levels of compensation; and

•	Attract talented executives and retain them for the benefit of the Company and its subsidiaries.

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

Pay Mix

The charts below show the target annual total direct compensation of our Chief Executive Officer (“CEO”) and our other NEOs for fiscal 2023. These charts illustrate the percentage of executive compensation that is variable, or at-risk in 2023 and 2024 (estimated). As illustrated below, the compensation and human capital committee does not expect the 2024 pay mix to reflect a significant increase or decrease in at-risk compensation pay elements.

How We Implement Our Executive Compensation Philosophy

Alignment of Interests. The actions taken by the compensation and human capital committee demonstrate an emphasis on performance-based incentives - both in the form of cash and equity incentives – to ensure a steady increase in the at-risk compensation percentage. Our robust stock ownership guidelines, our holding requirements, and our policy to prohibit hedging of Common Stock further align the interests of executives with those of long-term stockholders.

Annual and Long-Term Incentives. Performance-based incentive awards and equity awards are important components of Douglas Elliman’s executive compensation program. The compensation and human capital committee uses the 2021 Plan to structure its incentive compensation programs . By administering the Company’s 2021 Plan, the compensation and human capital committee is able to incentivize, motivate and retain our NEOs and other key employees with long-term equity awards. On December 31, 2021, immediately after the distribution, the stock grant subcommittee of the compensation and human capital committee granted restricted stock awards, which vest ratably over four years, to more than 30 employees, including our NEOs. In light of the proximity of the 2021 restricted stock award grant date to the end of the 2021 fiscal year, the compensation and human capital committee determined not to grant equity incentive awards to the NEOs in 2022. However, the design of our executive compensation program includes annual equity awards, and accordingly, on March 14, 2023, the stock grant subcommittee of the compensation and human capital committee granted annual restricted stock awards in respect of 2023 to our NEOs, which vest ratably over four years.

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

The Role of the Independent Consultant. The compensation and human capital committee engages an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs. Pursuant to authority granted to it under its charter, the compensation and human capital committee has hired Pearl Meyer as its independent consultant. Pearl Meyer reports directly to the compensation and human capital committee and does not provide any additional services to management. The compensation and human capital committee has conducted an independence assessment of Pearl Meyer in accordance with SEC rules.

The Role of Peer Group Companies. The compensation and human capital committee strives to set a competitive level of total compensation for each NEO as compared with executive officers in similar positions at peer companies. The compensation and human capital committee worked in conjunction with Pearl Meyer to design and implement a new compensation peer group for purposes of setting executive pay levels for 2023. The following selection criteria was used in the development of the compensation peer group:

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

The compensation and human capital committee, with the assistance of Pearl Meyer, established a peer group of 17 publicly traded, national and regional companies to inform 2023 compensation decisions. The peer group was comprised of the following companies:

Anywhere Real estate Inc. (f/k/a Realogy)	Compass Inc.	Zillow
loanDepot, Inc.	Opendoor Technologies Inc.	Colliers International Group Inc.
eXp World Holdings, Inc.	Stewart Information Services Corporation	Newmark Group, Inc.
Redfin Corporation	Offerpad Solutions Inc.	Radian Group Inc.
Walker & Dunlop, Inc.	LendingTree, Inc.	Marcus & Milchap, Inc.
Doma Holdings Inc.	RE/MAX Holdings Inc.

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

Response to Previous Say on Pay Results

At the 2023 annual meeting of stockholders, the Company held its annual say on pay vote and approximately 72% of the Company’s stockholders voted in favor of the advisory proposal. The Company’s compensation and human capital committee thoughtfully considered the result of the 2023 vote in conducting its ongoing review and oversight of our compensation practices as it values the stockholders’ perspectives on the Company’s compensation program.

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

Hold-until-retirement requirements applicable to 25% of all equity granted to executives and our stock ownership

Clawback policy – which provides for recoupment of previously earned incentives – is a precondition to receiving incentive-based compensation

Capped annual incentive opportunities

Mitigation of risk through Compensation Risk Assessments

Independent compensation consultant

2023 EXECUTIVE COMPENSATION PROGRAM IN DETAIL

Base Salary

Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain executive leadership talent. In making base salary decisions, the compensation and human capital committee considers the CEO’s recommendations, as well as each NEO’s position and level of responsibility within the Company. The compensation and human capital committee considers factors such as relevant market data as well as individual performance and contributions. The compensation and human capital committee approved annual base salary rates for 2023 as follows:

	Base Salary
	2022	2023	Δ vs. 2022
Howard M. Lorber(1)	$1,837,500	$2,018,678	10%
Richard J. Lampen	$650,000	682,500	5%
J. Bryant Kirkland III	—	—	—
Scott J. Durkin	$600,000	600,000	0%
J. David Ballard	$425,000	446,250	5%

(1)	Mr. Lorber is entitled to a cost of living adjustment pursuant to the terms of his employment agreement.

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

Management Annual Incentive Plan: Messrs. Lorber and Lampen. The Management Annual Incentive Plan (the “Plan”) is administered by the compensation and human capital committee. The compensation and human capital committee approves participation in the Plan. For the fiscal year ending December 31, 2023, participants under this Plan included Messrs. Lorber and Lampen. An executive’s annual incentive target is a percentage of his base salary. Actual award payouts depend on the achievement of pre-determined performance objectives and can range from 0% to 125% of target award amounts. Messrs. Lorber and Lampen’s annual incentive opportunities for 2023 are disclosed in the table below (at 100% of target), based on the same target annual incentive opportunity, as a percentage of base salary, in 2022 and 2023.

		Target Annual Incentive Opportunity
	% of Base Salary	2022	2023	Δ vs. 2022(1)
Howard M. Lorber	150%	$2,756,250	$3,028,017	10%
Richard J. Lampen	112.5%	$731,250	$767,813	5%

(1)

While the Company has not increased any NEOs’ target percentage opportunity, each NEO’s target annual bonus opportunity increased as a result of the increase to the NEO’s base salary as described above.

Performance Metrics At A Glance. The actual annual incentive awards earned by each of Messrs. Lorber and Lampen are determined by the compensation and human capital committee based on the attainment of quantitative and qualitative performance goals. The following table shows the performance metrics and performance levels necessary to achieve threshold (50% payout), target (100% payout), and maximum (125% payout) annual award amounts for fiscal year 2023:

Goals	Performance Metrics	Weight	Performance Range (% of Target Award)
			Threshold (50%)	Target (100%)	Maximum (125%)
Quantitative	Adjusted EBITDA	50%	$(20.0) M	$0.0 M	$10.0 M
	Gross Transaction Value (“GTV”)	30%	$25.0 B	$30.0 B	$35.0 B
Qualitative	Diversity, Equity & Inclusion (“DEI”) Initiatives	20%	See below
	Climate Change Initiatives
Total:		100%

A Closer Look at the Quantitative Metrics (80% of the overall award). For fiscal year 2023, to prioritize profitability and value creation for our stockholders, the compensation and human capital committee used a mix of performance metrics that place an emphasis on Adjusted EBITDA, while maintaining a focus on growth and delivering meaningful dividends to stockholders:

Quantitative Metrics	Weight	Rationale	Definition
Adjusted EBITDA	50%	Adjusted EBITDA provides a useful illustration of our financial performance and the ongoing operations of our business, since the adjustments exclude certain expenses that are not indicative of our recurring core operating results. This facilitates better comparisons to our historical performance and our competitors’ operating results.	Adjusted EBITDA for our brokerage operations, adjusted to exclude corporate-level expenses and non-operating items and expenses for restructuring, productivity initiatives or new business initiatives, including, but not limited to, losses from expansion into new markets, including, but not limited to, international (through Knight Frank), incentive and other purchase payments associated with the acquisition of the Texas, California and Colorado businesses, as well as the cost of Information Technology initiatives, including the enhancement of the agent technology experience and the financial reporting and control environment.

GTV	30%	Douglas Elliman’s annual revenue from commissions is a critical component of its operating performance. To reflect this, we have selected GTV as a criterion for our Annual Bonus Plan because it correlates directly with commission revenues, particularly in our existing markets.	GTV is the sum of all closing sale prices for properties transacted by our brokerage operations agents (excluding rental transactions).

A Closer Look at the Qualitative Metrics (20% of the overall award). For the year ending December 31, 2023, this portion of the executive’s annual incentive award was determined by the compensation and human capital committee in its sole discretion based on how effectively management responds to achieving the objectives related to DEI and climate change initiatives, considering all the factors it considers relevant and appropriate. In making this determination, the compensation and human capital committee considered both non-financial metrics, including such qualitative factors as the well-being of the Company’s workforce, the safety of employees, agents and customers, and the establishment of processes to implement and measure compliance with the long-term objectives of DEI and climate change, as well as any financial metrics it considers appropriate. The maximum an executive may earn on this portion of the award is 125% of target. DEI and climate change initiatives are defined under the Plan as follows:

•

DEI Initiatives - DEI initiatives include consideration of efforts made to encourage the development of a more diverse workforce, making the Company a higher performing organization over the long term. These efforts include increasing outside sponsorships, internal employee events and engagement, and other activities designed to bring additional long-term value to the Company brand and workplace by supporting diversity and encouraging the professional development of the next generation of leaders in the organization.

In addition to continuing the Company’s long-standing commitment to DEI, management has recently launched the inaugural “Agents of Change” initiative, which is a conversation series discussing timely social issues and celebrating the Company’s agents who are actively working to increase diversity and social change in the real estate industry. Topics to date have been held in honor of Black History Month and “Shattering the Glass Ceiling.” These panel discussions support the Company’s ongoing efforts to foster a respectful and supportive workplace that attracts and retains a diverse workforce representing its customers and communities. The Company’s commitment to DEI is further reinforced by its support of initiatives and organizations committed to combating economic disparity issues including food insecurity, housing instability, and unemployment.

•

Climate Change Initiatives - Climate change initiatives include consideration of efforts to proactively address carbon emissions to enhance the Company’s brand value and reputation. These include establishment of company-wide standards to address the impact of climate change on the Company and its clients, investments in climate change technology to measure the impact of climate change, development of tools to report the impact of climate change to the Company’s clients and other stakeholders, development of metrics to measure acquisitions of any new office space to LEED certified buildings and adherence to new financial reporting standards related to climate change.

In 2022, the Company’s management began the process of developing a preliminary measurement of the Company’s impact of Scope 1 and Scope 2 emissions.

Performance Results and Award Payouts.

Goals	Performance Metrics	Weight	Performance Range (% of Target Award)			Actual Results
			Threshold (50%)	Target (100%)	Maximum (125%)
Quantitative	Adjusted EBITDA	50%	$(20.0)	$0.0 M	$10.0 M	$(18.978	) M
	GTV	30%	$25.0 B	$30.0 B	$35.0 B	$34.40	B
Qualitative	DEI Initiatives	20%	See above			125%
	Climate Change Initiatives
Total:		100%	Award Earned:			87.88% of Target

Name	Annual Incentive Target (% of Base Salary)	Annual Award at Target ($)	Actual Award (% of Target)	Actual Award Payout ($)
Howard M. Lorber	150.0%	$3,028,017	131.82%	$2,661,062
Richard J. Lampen	112.5%	$767,813	98.87%	$674,760

Discretionary Annual Incentive Awards: Messrs. Durkin and Ballard

Bonus

Mr. Durkin’s discretionary bonus for 2023, in the amount of $250,000 was paid in 2024 based on his leadership in 2023 during the challenging market environment. The bonus was approved by the compensation and human capital committee upon recommendation from management. Mr. Durkin will continue to be eligible for a discretionary bonus in 2024.

Mr. Ballard’s discretionary bonus for 2023, in the amount of $375,000, was paid in 2024 based on his leadership in implementing technology initiatives for Douglas Elliman Realty, LLC in 2023. The bonus was approved by the compensation and human capital committee upon recommendation from management. Mr. Ballard will continue to be eligible for a discretionary bonus in 2024.

Stock Awards

Long-term equity compensation is intended to provide a variable pay opportunity that rewards long-term performance by the Company as a whole and serves as a significant incentive to remain with the Company. The compensation and human capital committee uses the 2021 Plan to structure its incentive compensation programs and believes these awards provide the Company a competitive advantage in attracting and retaining talented employees. On March 14, 2023, the compensation and human capital committee and stock grant subcommittee granted awards of restricted stock to Messrs. Lorber (1,250,000 shares), Lampen (500,000), Kirkland (150,000), Ballard (50,000) and Durkin (125,000) (in each case, before adjusting for the stock dividend paid by the Company on June 30, 2023). The awards of restricted stock vest in four equal annual installments commencing December 15, 2023, subject to continued employment through each vesting date subject to earlier vesting upon the NEO’s death or disability, a termination of employment without cause or resignation for good reason or a change in control. Shares received in respect of the March 14, 2023 restricted stock grants are subject to the Company’s Equity Retention, Hedging and Pledging Policy. See “Equity Retention Policy.”

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

Title	Value of Shares Owned
Chief Executive Officer	3.0X	Base Salary
Executive Vice Presidents	1.5X	Base Salary
Other named executive officers	1.0X	Base Salary
Non-employee directors	2.0X	Annual Retainer

“Shares owned” for purposes of the policy include shares of the Company’s stock owned outright, any shares held under an employee benefit plan, and restricted shares. The valuation of shares includes all shares held beneficially or directly by any covered person or the person’s family members or trusts but excludes pledged shares. Compliance is assessed on the last day of each quarter. As of December 31, 2023, all covered individuals were following the guidelines.

Equity Retention Policy

Under its Equity Retention, Hedging and Pledging Policy, the Company formalized its practice of significant share retention by senior management. Until age 60, each executive officer is required to retain at least 25% (after taxes and exercise costs) of the executive officer’s shares of Common Stock acquired by them under an incentive plan or award (the “Award Shares”).

Executive Compensation Clawback Policy

On November 27, 2023, the Company adopted an Executive Compensation Clawback Policy (the “Clawback Policy”) that was established in accordance with the listing requirement of the New York Stock Exchange to provide for the recovery or “clawback” of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement. The clawback policy is effective December 1, 2023 and applies to incentive-based compensation received by current and former executive officers of the Company during the three fiscal years preceding an accounting restatement and after the effective date of the New York Stock Exchange listing requirement, which was October 2, 2023.

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

Perquisites

The Company has its own corporate aircraft policy, which is intended to apply to all Company employees, business associates and guests who use the aircraft owned, operated or chartered by the Company and its subsidiaries. The term “employees” includes employees of the Company’s subsidiaries. The Company’s corporate aircraft policy permits personal use of corporate aircraft, subject to an annual limit of $200,000 and $50,000 for personal use by Messrs. Lorber and Lampen, respectively. For purposes of determining the amounts allowable under this policy, the value of an employee’s personal usage is calculated using the applicable standard industry fare level formula established by the Internal Revenue Service (as distinguished from the aggregate incremental cost approach used for determining the value included in the 2023 Summary Compensation Table), and Mr. Lorber and any other executive officers pay income tax on such value.

Additionally, Mr. Lorber is entitled to a car and driver provided by the Company, a $3,750 per month allowance for lodging and related business expenses, and one club membership and Mr. Lampen is reimbursed for automobile and club expenses on an after-tax basis. Finally, certain directors and senior managers (including the NEOs) are eligible to receive discounted real estate brokerage commission rates when they use a Company real estate agent in connection with a real estate transaction.

All perquisites for 2023 reflected in the 2023 Summary Compensation Table were paid by the Company. See the 2023 Summary Compensation Table for details regarding the value of perquisites received by the NEOs. All perquisites reflected in the 2023 Summary Compensation Table for 2021, other than those that apply to Mr. Durkin, were paid by Vector Group.

Change in Control Provisions

The employment agreements between the Company and each of Messrs. Lorber and Lampen contain change in control provisions. In the event of a change in control that results in a termination of employment by the Company without cause or a resignation for good reason (a “double trigger” change in control provision), Messrs. Lorber and Lampen will receive severance benefits as set forth below in “Potential Payments Upon Termination or Change-in-Control.” The purpose of these provisions is to avoid the distraction and loss of key management personnel that may occur in connection with rumored or actual corporate transactions and/or other fundamental corporate changes and to provide adequate protection to key management personnel if their employment is terminated following a change in control. A change in control provision protects stockholder interests by enhancing employee focus during rumored or actual change in control activity through incentives to remain with the Company despite uncertainties while a transaction is under consideration or pending by assurance of the payment of severance and benefits for terminated executives. A detailed summary of these provisions is set forth under the heading “Potential Payments Upon Termination or Change-in-Control.” In addition, outstanding restricted stock awards held by named executive officers vest upon a change in control.

Inter-Relationship of Elements of Compensation Packages

The various elements of the compensation packages for the Company’s executive officers are not directly inter-related. For example, if it does not appear as though the target annual cash incentive award will be achieved, the number of shares of restricted stock that will be granted is not affected. If shares of restricted stock that are granted in one year decline in value due to a decline in the Company’s stock price, the amount of the annual cash incentive award or compensation to be paid the executive officer for the next year is not impacted. Similarly, if shares of restricted stock granted to an executive in one year become extremely valuable due to a rising stock price, the amount of compensation or annual cash incentive award to be awarded for the next year is not affected. However, the compensation and human capital committee does evaluate the total value of executive remuneration when making decisions with respect to any compensation element.

Compensation Risk Assessment

It is our belief that a majority of an executive’s total compensation should be variable “at risk” compensation, meaning it is tied to the Company’s financial performance. However, because performance-based incentives play a large role in our compensation program, we strive to ensure that incentives do not result in actions that may conflict with the long-term best interests of the Company and our stockholders. Therefore, the compensation and human capital committee evaluated all of our compensation plans and policies (applicable to executives and employees below the executive level) for attributes that could cause excessive risk-taking. We concluded that our compensation programs and policies do not encourage excessive risk-taking because: (a) the salary component of our program is a fixed amount; (b) executive officers are subject to our executive stock ownership guidelines; and (c) the annual cash-based incentive plan and long-term incentive plans are designed with risk-mitigating characteristics such as (i) maximum award payouts based on the attainment of various and continually evolving Company financial objectives which diversify risks associated with a single indicator of performance, (ii) our equity-based incentives encourage a longer-term focus through multi-year performance periods, (iii) our risk-mitigating policies in place such as insider trading and hedging prohibitions and clawbacks, and (iv) review and approval of final awards by our compensation and human capital committee (and the independent members of the full Board in the case of the CEO), which is composed entirely of independent directors who have discretion under our plans to approve, modify, or eliminate any award earned.

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

THE COMPENSATION AND HUMAN CAPITAL COMMITTEE

Ronald J. Kramer, Chairman

Michael S. Liebowitz

Mark D. Zeitchick

2023 SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of the NEOs for the years ended December 31, 2023, 2022 and 2021. Prior to the distribution of the Company by Vector Group at the end of 2021, the compensation of Messrs. Lorber, Lampen and Kirkland was paid by Vector Group, and therefore information regarding their Vector Group compensation in 2021 is included in the table below. In 2021, Mr. Durkin’s compensation was paid by Douglas Elliman Realty, LLC. The information set forth below for Messrs. Lorber, Lampen and Kirkland, with respect to 2021, with the exception of certain restricted stock awards granted by the Company at the end of 2021, reflects compensation for services rendered to Vector Group.

		Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($) (1)	($)	($) (2) (3)	($) (4)	($) (5)	($)		($)
Howard M. Lorber	2023	$2,018,678	—	$4,043,750	$2,661,062	$—	$45,000	(6)	$8,768,490
President and Chief Executive Officer	2022	$1,837,500	—	$—	$2,235,491	$—	$45,000		$4,117,991
	2021	$3,426,270	—	$21,530,000	$4,282,838	$2,707,353	$300,197		$32,246,658

Richard J. Lampen	2023	$682,500	—	$1,617,500	$674,760	$—	$26,299	(7)	$3,001,059
Executive Vice President and	2022	$650,000	—	$—	$593,089	$—	$22,517		$1,265,606
Chief Operating Office	2021	$1,250,000	—	$7,896,500	$1,171,875	$320,232	$163,093		$10,801,700

J. Bryant Kirkland III	2023	$—	—	$485,250	$—	$—	$12,248	(8)	$497,498
Senior Vice President, Chief	2022	$—	—	$—	$—	$—	$—		$—
Financial Officer and Treasurer	2021	$550,000	—	$2,869,800	$229,144	$78,146	$8,700		$3,735,790

J. David Ballard (9)	2023	$446,250	$375,000	$161,750	$—	$—	$6,278	(11)	$989,278
Senior Vice President, Enterprise	2022	$425,000	$375,000	$—	$—	$—	$—		$800,000
Efficiency and Chief Technology Officer

Scott J. Durkin (10)	2023	$600,000	$250,000	$404,375	$—	$—	$2,885	(11)	$1,257,260
President and Chief Operating Officer	2022	$600,000	$650,000	$—	$—	$—	$23,763		$1,273,763
of Douglas Elliman Realty, LLC	2021	$500,000	$1,000,000	$1,437,500	$—	$—	$4,350		$2,941,850

(1)

Reflects actual base salary amounts paid for 2023, 2022 and 2021, unless otherwise indicated. All amounts for Messrs. Lorber, Lampen and Kirkland in 2021 were paid by Vector Group and Mr. Durkin’s amount in 2021 was paid by Douglas Elliman Realty, LLC.

(2)

Represents the aggregate grant date fair value of restricted stock granted (under (i) the Vector Group Ltd. 2014 Management Incentive Plan (the “2014 Plan”), during the year ended December 31, 2021, and (ii) the Company’s 2021 Plan, during the years ended December 31, 2023 and 2021) as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. Assumptions used in the calculation of such amounts are included in note 13 to the Company’s audited financial statements for the year ended December 31, 2023 included in its Annual Report on Form 10-K filed with the SEC on March 8, 2024. These grants are subject to continued service conditions; consequently, FASB ASC Topic 718 amounts included in the table may never be realized by the named executive officer.

(3)

In 2021, Mr. Lorber’s restricted stock award consisted of $7,155,000 awarded from Vector Group and $14,375,000 from the Company; Mr. Lampen’s restricted stock award consisted of $2,146,500 awarded from Vector Group and $5,750,000 from the Company; and Mr. Kirkland’s restricted stock award consisted of $1,144,800 awarded from Vector Group and $1,725,000 from the Company; and, Mr. Durkin’s restricted stock award was entirely awarded by the Company.

(4)

The amounts for 2023 and 2022 reflect performance-based annual cash awards paid during 2024 and 2023 in respect of service performed in 2023 and 2022, respectively. The amounts for 2021 reflect performance-based annual cash awards under the 2014 Plan paid during 2022 in respect of service performed in 2022. This plan is discussed in further detail under the heading “Annual Incentive Awards” in the “Compensation Discussion and Analysis” section. All amounts in respect of 2021 performance for Messrs. Lorber, Lampen and Kirkland were paid by Vector Group.

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

(6)	Represents perquisites in 2023 of $45,000 for lodging and related business expenses in 2023.
(7)	Represents perquisites in 2023 of $26,299 for reimbursement of automobile expenses and club expenses.
(8)	Represents discounted real estate brokerage commission fees in 2023.
(9)	Mr. Ballard became a NEO in 2022.
(10)

Mr. Durkin became an executive officer of the Company in connection with the distribution of the Company by Vector Group. Amounts reported in 2021 are for the entire year. The “bonus” column for Mr. Durkin reflects the value of the annual bonus payments in respect of 2023, 2022 and 2021 paid in 2024, 2023 and 2022 to Mr. Durkin, which were determined at the discretion of the compensation and human capital committee based on Douglas Elliman Realty, LLC’s operating performance in 2023, 2022 and 2021, as discussed further under the heading, “Bonus,” of the “Compensation Discussion and Analysis” section.

(11)	Represents contributions to the Douglas Elliman Realty, LLC 401(k) Plan.

Employment Agreements

Agreements with Douglas Elliman. The Company entered into employment agreements with Mr. Lorber, its President and CEO, and with Mr. Lampen, its Executive Vice President and COO, each of which became effective as of the date of the distribution.

In connection with the appointment of Mr. Lorber as President and Chief Executive Officer, Mr. Lorber and the Company entered into an employment agreement dated January 10, 2022, which became effective as of December 29, 2021. Mr. Lorber’s employment agreement has an initial term of three years, which term will automatically be extended by one year on each anniversary of the effective date of the employment agreement unless either party provides prior notice that such party does not desire to the extend the term. The employment agreement, which was amended on March 18, 2022, provides for an annual base salary of $1,837,500. Commencing January 1, 2023, Mr. Lorber’s base salary is subject to an annual cost-of-living adjustment based on the South Florida Metropolitan area. As of January 1, 2024, Mr. Lorber’s base salary is $2,132,935, which increase reflects a contractual cost of living adjustment in 2024. The Board may also periodically review Mr. Lorber’s base salary for increase, but not decrease. Mr. Lorber is also entitled to receive an annual bonus based on a target bonus opportunity equal to 150% of Mr. Lorber’s annual base salary and to participate in the Company’s long-term incentive plans on a basis consistent with his positions with the Company. During the period of his employment, Mr. Lorber is entitled to various benefits, including a car and driver provided by the Company, a $3,750 per month allowance for lodging and related business expenses, a club membership and dues and use of corporate aircraft in accordance with the Company’s corporate aircraft policy. Upon a termination of Mr. Lorber’s employment by the Company without cause (as defined in the employment agreement), termination of Mr. Lorber’s employment by him for good reason (as specified in the employment agreement) or upon death or disability, subject to continued compliance with non-competition and non-solicitation covenants, Mr. Lorber (or his beneficiary in the case of death) is entitled to receive for 36 months following termination (i) continued base salary, (ii) an annual cash bonus (in an amount equal to the bonus paid to Mr. Lorber for the performance period immediately prior to the year in which notice of termination is given, but not to exceed Mr. Lorber’s current target bonus opportunity) and (iii) continued welfare benefits for Mr. Lorber and his eligible dependents. Mr. Lorber is also entitled to accelerated vesting of outstanding equity awards. Upon a termination of Mr.

Lorber’s employment for any of the reasons described above (other than death or disability) within two years following a change in control (as defined in the employment agreement), Mr. Lorber will be entitled to receive (i) a cash lump sum payable within 30 days following termination equal to 2.99 times the sum of (a) base salary and (b) the bonus earned by Mr. Lorber (including any amounts deferred) for the performance period that ended immediately prior to the performance period in which the date of termination occurs (but not to exceed Mr. Lorber’s target bonus opportunity during such year), (ii) continued participation by Mr. Lorber and his eligible dependents in welfare benefit plans in which they were participating at the time of termination for up to the end of the employment period and (iii) for 36 months after termination, continued life and medical insurance benefits (reduced to the extent comparable benefits are actually received during such 36-month period from a subsequent employer). Mr. Lorber is also entitled to accelerated vesting of all outstanding equity awards. In addition, Mr. Lorber will be indemnified in the event that excise taxes are imposed on change in control payments under Section 4999 of the Code. The employment agreement contains certain covenants by which Mr. Lorber is bound, including covenants not to compete with or solicit employees or customers of the Company.

In connection with the appointment of Mr. Lampen as Executive Vice President and COO, Mr. Lampen and the Company entered into an employment agreement dated January 10, 2022, which became effective as of December 29, 2021. Mr. Lampen’s employment agreement has an initial term of two years, which term will automatically be extended by one year on each anniversary of the effective date of the employment agreement unless either party provides prior notice that such party does not desire to the extend the term. The employment agreement provided for an initial annual base salary of $650,000. As of January 1, 2024, Mr. Lampen’s base salary is $702,975. Mr. Lampen is also entitled to receive an annual bonus based on a target bonus opportunity equal to 112.5 % of Mr. Lampen’s annual base salary and to participate in the Company’s long-term incentive plans on a basis consistent with Mr. Lampen’s position with the Company. During the period of his employment, Mr. Lampen is entitled to various benefits, including first-class air travel and lodging, as well as reimbursement for certain automobile and club expenses on an after-tax basis and use of corporate aircraft in accordance with the Company’s corporate aircraft policy. Upon a termination of Mr. Lampen’s employment by the Company without cause (as defined in the employment agreement), termination of Mr. Lampen’s employment by him for good reason (as specified in the employment agreement) or upon death or disability, subject to continued compliance with non-competition and non-solicitation covenants, Mr. Lampen (or his beneficiary in the case of death) is entitled to receive for 24 months following termination (i) continued base salary, (ii) an annual cash bonus (in an amount equal to the bonus paid to Mr. Lampen for the performance period immediately prior to the year in which notice of termination is given, but not to exceed Mr. Lampen’s current target bonus opportunity) and (iii) continued welfare benefits for Mr. Lampen and his eligible dependents. In addition, Mr. Lampen is also entitled to receive accelerated vesting of outstanding equity awards. Upon a termination of Mr. Lampen’s employment for any of the reasons described above (other than death or disability) within two years following a change in control (as defined in the employment agreement), Mr. Lampen will be entitled to receive (i) a cash lump sum payable within 30 days following termination equal to 2 times the sum of (a) base salary and (b) the bonus earned by Mr. Lampen (including any amounts deferred) for the performance period that ended immediately prior to the performance period in which the date of termination occurs (but not to exceed Mr. Lampen’s target bonus opportunity during such year), (ii) continued participation by Mr. Lampen and his eligible dependents in welfare benefit plans in which they were participating at the time of termination for up to the end of the employment period and (iii) for 24 months after termination, continued life and medical insurance benefits (reduced to the extent comparable benefits are actually received during such 24-month period from a subsequent employer). In addition, Mr. Lampen is also entitled to receive accelerated vesting of all outstanding equity awards. The employment agreement contains certain covenants by which Mr. Lampen is bound, including covenants not to compete with or solicit employees or customers of the Company.

The Company has entered into an employment agreement, effective December 29, 2021, with J. David Ballard (the “Ballard Agreement”), who serves as Senior Vice President – Enterprise Efficiency and Chief Technology

Officer of the Company. The Ballard Agreement had an initial term of 12 months with an automatic one-year extension on December 31, 2022 and each year thereafter unless notice of non-extension is given by either party within 60 days prior to the end of the initial term. The Ballard Agreement provided Mr. Ballard an initial annual base salary of $400,000, which has since been increased to $460,000, effective January 1, 2024. Mr. Ballard is eligible to participate in any annual incentive plan, which shall be based on Company profitability, individual performance and other factors and shall be paid by March 31 following the end of the calendar year which it relates. Following termination of his employment by the Company without cause (as defined in the Ballard Agreement), termination of employment by Mr. Ballard for good reason (as defined in the Ballard Agreement), termination of employment due to the nonrenewal of the Ballard Agreement or upon death, Mr. Ballard (or his beneficiaries in the case of death) would continue to receive (i) for a period of 12 months following the termination date his base salary and most recent annual bonus and (ii) for 18 months after termination, continued medical and dental insurance benefits (reduced to the extent comparable benefits are actually received during such 18-month period from a subsequent employer). In addition, Mr. Ballard is also entitled to receive accelerated vesting of all outstanding equity awards. The severance payments and benefits payable to Mr. Ballard under the Ballard Agreement are subject to Mr. Ballard’s execution of a release of claims in favor of the Company and its affiliates. The Ballard Agreement contains certain covenants by which Mr. Ballard is bound, including covenants not to compete with or solicit employees or customers of the Company.

Messrs. Kirkland and Durkin do not have employment agreements with the Company.

CEO Pay Ratio

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act, presented below is the ratio of annual total compensation of the Company’s CEO to the annual total compensation of the Company’s median employee (excluding the CEO) for 2023.

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

In its 2023 analysis, the Company used the compensation of the same median employee used for purposes of calculating the CEO pay ratio for 2022. In determining the median employee, the Company first determined its employee population using a determination date of December 31, 2022. The Company identified the median employee using a compensation measure consisting of base salary or wages (as applicable), overtime pay, and any bonuses paid during the twelve-month period preceding the determination date. Conforming adjustments were made for permanent employees who were hired during that period and did not receive pay for the full period.

The 2023 annual total compensation as determined under Item 402 of Regulation S-K for the Company’s CEO was $8,768,490, as reported in the “2023 Summary Compensation Table” of this proxy statement. The 2023 annual total compensation as determined under Item 402 of Regulation S-K for the median employee identified in 2023 was $69,738. The ratio of the Company’s CEO’s annual total compensation to the Company’s median employee’s annual total compensation for fiscal year 2023 is 126 to 1.

GRANTS OF PLAN-BASED AWARDS IN 2023

The table below provides information with respect to incentive compensation granted to each of the named executive officers during the year ended December 31, 2023.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Shares of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (2)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)
Howard M. Lorber	03/14/2023	—	—	—	—	—	—	1,312,500	—	—	$4,043,750
	03/14/2023	—	$3,028,017	$3,785,021	—	—	—	—	—	—	—

Richard J. Lampen	03/14/2023	—	—	—	—	—	—	525,000	—	—	$1,617,500
	03/14/2023	—	$767,813	$959,766	—	—	—	—	—	—	—

J. Bryant Kirkland III	03/14/2023	—	—	—	—	—	—	157,500	—	—	$485,250
	03/14/2023	—	—	—	—	—	—	—	—	—	—

J. David Ballard	03/14/2023	—	—	—	—	—	—	52,500	—	—	$161,750
	03/14/2023	—	—	—	—	—	—	—	—	—	—

Scott J. Durkin	03/14/2023	—	—	—	—	—	—	131,250	—	—	$404,375
	03/14/2023	—	—	—	—	—	—	—	—	—	—

(1)

Represents the annual incentive awards made under the Plan on July 3, 2023. In 2023, target levels were equal to 150% of base salary for Mr. Lorber and 112.5% of base salary for Mr. Lampen. The actual bonus amounts earned for 2023 have been determined and paid in 2024 and are reflected in the “Non-Equity Incentive Plan Compensation” column in the 2023 Summary Compensation Table. Messrs. Durkin and Ballard do not participate in a non-equity incentive plan and instead, their right to receive an annual bonus is discretionary. Mr. Kirkland was not eligible for a bonus from Douglas Elliman for 2023.

(2)

Represents the aggregate grant date fair value of restricted stock granted under the 2021 Plan for the year ended December 31, 2023 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. Assumptions used in the calculation of such amount are included in note 12 to the Company’s audited financial statements for the year ended December 31, 2023 included in its Annual Report on Form 10-K filed with the SEC on March 8, 2024. These grants are subject to continued service conditions and their value is tied to the Company’s future stock price; consequently, FASB ASC Topic 718 amounts included in the table may never be realized by the named executive officer.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023

The table below provides information with respect to the outstanding Douglas Elliman equity awards of the named executive officers as of December 31, 2023.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Howard M. Lorber	656,250	(1)	$1,935,938
	984,375	(2)	$2,903,906

Richard J. Lampen	262,500	(1)	$774,375
	393,750	(2)	$1,161,563

J. Bryant Kirkland III	78,750	(1)	$232,313
	118,125	(2)	$348,469

J. David Ballard	26,250	(1)	$77,438
	39,375	(2)	$116,156

Scott J. Durkin	65,625	(1)	$193,594
	98,437	(2)	$290,389

(1)

These restricted shares vest in four equal annual installments. The first two tranches vested on December 15, 2022 and December 15, 2023 and the next two tranches will vest on each of December 15, 2024 and December 15, 2025, provided the recipient is then still an employee of the Company, subject to earlier vesting upon the recipient’s death or disability, termination of employment without cause, resignation for good reason and change in control.

(2)

These restricted shares vest in four equal annual installments. The first vesting occurred on December 15, 2023 and the next three tranches will vest on each of December 15, 2024, December 15, 2025 and December 15, 2026, provided the recipient is then still an employee of the Company, subject to earlier vesting upon the recipient’s death or disability, termination of employment without cause, resignation for good reason and change in control.

STOCK VESTED IN YEAR ENDED DECEMBER 31, 2023

The table below provides information with respect to Douglas Elliman restricted stock awards that vested during 2023, as well as the value realized on the vesting date, based on the average of the high and low of Douglas Elliman’s Common Stock on December 15, 2023.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Howard M. Lorber	656,250	$1,660,312
Richard J. Lampen	262,500	$664,126
J. Bryant Kirkland III	78,750	$199,238
J. David Ballard	26,250	$66,412
Scott J. Durkin	65,625	$166,034

PENSION BENEFITS AT 2023 FISCAL YEAR END

The Company does not sponsor any defined benefit pension plans and therefore, there are no pension benefits at December 31, 2023.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Termination and Severance Benefits

Assumptions Regarding Post-Termination Payment Tables

The following tables were prepared as though each named executive officer’s employment with the Company was terminated on December 31, 2023 using the closing price per share of the Company’s Common Stock as of that day ($2.95). The amounts under the columns that reflect a change in control assume that a change in control followed by a qualifying termination of employment occurred on December 31, 2023. However, no NEO’s employment was terminated on December 31, 2023 and a change in control did not occur on that date. There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those quantified below if either or both of these events occur on any other date or at any other price, or if any other assumption used in these estimates changes based on the facts and circumstances at the time of an actual change in control or termination of employment.

Equity-Based Assumptions

•

Restricted stock granted to Messrs. Lorber, Lampen, Kirkland, Ballard and Durkin under the 2021 Plan would have vested on December 31, 2023 with respect to a termination of employment due to the executive’s death, disability, or upon a termination of employment without cause or resignation for good reason or a change in control.

Incentive Plan Assumptions

•	All amounts under the Company’s Plan were deemed to have been earned for 2023 in full based on actual performance and are not treated as subject to the excise tax upon a change in control.

Howard M. Lorber

	Termination by Company without Cause or by Named Executive Officer with Good Reason		Disability		Death		Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance	$12,762,507	(1)	$12,762,507	(1)	$12,762,507	(1)	$—	$12,719,965	(2)
Value of Accelerated Unvested Equity (3)	$4,839,844		$4,839,844		$4,839,844		$—	$4,839,844
Benefits Continuation (4)	$—		$—		$—		$—	$—
Excise Tax and Gross-Up	$—		$—		$—		$—	$—	(5)

(1)	Reflects the value of the sum of Mr. Lorber’s 2023 base salary ($2,018,678) and actual 2022 bonus limited to 150% of base salary paid over a period of 36 months after termination.
(2)

Reflects the value of the sum of Mr. Lorber’s 2023 base salary ($2,018,678) and actual 2022 bonus limited to 150% of base salary for a period of 2.99 years paid in a lump-sum payment commencing after termination.

(3)

Reflects the value of any unvested restricted stock that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 29, 2023 ($2.95). See “Outstanding Equity Awards at December 31, 2023.”

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

Richard J. Lampen

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$2,551,178	$2,551,178	$2,551,178	$—	$2,551,178
Value of Accelerated Unvested Equity (2)	$1,935,938	$1,935,938	$1,935,938	$—	$1,935,938
Benefits Continuation (3)	$—	$—	$—	$—	$—

(1)	Reflects the value of the sum of Mr. Lampen’s 2023 base salary ($682,500) and actual 2022 bonus limited to 112.50% of base salary paid over a period of 24 months commencing after termination.
(2)

Reflects the value of any unvested restricted stock and related dividends that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 29, 2023 ($2.95). See “Outstanding Equity Awards at December 31, 2023.”

(3)	Mr. Lampen does not participate in the benefits plans of the Company.

J. Bryant Kirkland III

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$—	$—	$—	$—	$—
Value of Accelerated Unvested Equity (2)	$580,782	$580,782	$580,782	$—	580,782
Benefits Continuation (3)	$—	$—	$—	$—	$—

(1)	Mr. Kirkland does not receive a salary from the Company or its subsidiaries.
(2)

Reflects the value of any unvested restricted stock and related dividends that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 29, 2023 ($2.95). See “Outstanding Equity Awards at December 31, 2023.”

(3)	Mr. Kirkland does not participate in the benefits plans of the Company.

J. David Ballard

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$821,250	$821,250	$821,250	$—	$821,250
Value of Accelerated Unvested Equity (2)	$193,594	$193,594	$193,594	$—	$193,594
Benefits Continuation (3)	$139,077	$139,077	$77,994	$—	$139,077

(1)	Reflects the value of the sum of Mr. Ballard’s 2023 base salary ($446,250) and actual 2022 bonus paid over a period of 12 months commencing after termination.
(2)

Reflects the value of any unvested restricted stock and related dividends that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 29, 2023 ($2.95). See “Outstanding Equity Awards at December 31, 2023.”

(3)	Reflects the value of premium payments for life insurance, medical, dental and disability plans for 24 months at the Company’s cost, based on 2023 premiums.

Scott J. Durkin

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$—	$—	$—	$—	$—
Value of Accelerated Unvested Equity (2)	$483,983	$483,983	$483,983	$—	$483,983
Benefits Continuation (3)	$—	$—	$—	$—	$—

(1)	Mr. Durkin has no contractual arrangement for severance with the Company.
(2)

Reflects the value of any unvested restricted stock and related dividends that would have vested upon the event using the closing price per share of the Company’s Common Stock on December 29, 2023 ($2.95). See “Outstanding Equity Awards at December 31, 2023.”

(3)	Mr. Durkin has no contractual arrangement for continued benefits coverage with the Company.

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

•

periodic grants of shares of restricted stock (the Company granted each director 30,000 shares of restricted stock during 2023 (31,500 shares after adjusting for the stock dividend paid on June 30, 2023));

•	reimbursement for reasonable out-of-pocket expenses incurred in serving on the Company’s Board; and

•	access to and payment for the Company’s health, dental and standard life insurance coverage.

The table below summarizes the compensation the Company paid to the non-employee directors for the year ended December 31, 2023.

NON-EMPLOYEE DIRECTOR COMPENSATION IN FISCAL YEAR 2023

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2) (3)	All Other Compensation ($)		Total ($)
Ronald J. Kramer	$95,000	$97,050	$2,286	(4)	$194,336
Michael S. Liebowitz	$95,000	$97,050	$3,792	(5)	$195,842
Lynn Mestel	$85,000	$97,050	$3,708	(4)	$185,758
Wilson L. White	$95,000	$97,050	$180	(4)	$192,230
Mark D. Zeitchick	$85,000	$97,050	$774	(4)	$182,824

(1)	Represents service for the year ended December 31, 2023.
(2)	Represents the aggregate grant date fair value of restricted stock granted under the 2021 Plan on March 14, 2023, as determined in accordance with FASB ASC Topic 718.
(3)	Each director held 15,750 shares of unvested restricted stock at December 31, 2023.
(4)	Represents the value of life insurance premiums paid by the Company in 2023.
(5)	Represents the value of health and life insurance premiums paid by the Company in 2023.

Compensation and Human Capital Committee Interlocks and Insider Participation

No member of the Company’s compensation and human capital committee is, or has been, an employee or officer of the Company. During 2023, (i) no member of the Company’s compensation and human capital committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K; and (ii) none of the Company’s executive officers served on the compensation and human capital committee (or other board committee performing equivalent functions or, in the absence of such committee, the board of directors) of another entity whose executive officer(s) served on the Company’s compensation and human capital committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 26, 2024, the beneficial ownership of the Company’s Common Stock, the only class of voting securities, by:

•	each person known to the Company to own beneficially more than five percent of the Common Stock;

•	each of the Company’s directors;

•	each of the Company’s named executive officers shown in the 2023 Summary Compensation Table above; and

•	all directors and executive officers as a group.

Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise noted, the business address of each listed beneficial owner is c/o Douglas Elliman Inc., 4400 Biscayne Boulevard, Miami, Florida 33137.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class

Dr. Phillip Frost (1) 4400 Biscayne Boulevard Miami, FL 33137	7,550,618	8.26%
Howard M. Lorber (2) (4) (5)	6,685,779	7.31%
BlackRock, Inc. (3) 55 East 52nd Street New York, NY 10055	5,736,333	6.27%
Richard J. Lampen (4) (5) (6)	2,046,047	2.24%
Ronald J. Kramer (4) (7)	93,500	(*)
Michael Liebowitz (4) (7) (8)	215,320	(*)
Lynn Mestel (4) (7)	63,000	(*)
Wilson L. White (4) (7)	64,837	(*)
Mark D. Zeitchick (4) (7)	63,000	(*)
J. Bryant Kirkland III (5) (9)	728,899	(*)
Marc N. Bell (5) (10)	352,495	(*)
Scott J. Durkin (11) (15)	327,772	(*)
J. David Ballard (5) (10)	178,835	(*)
Daniel A. Sachar (5) (12)	114,805	(*)
Lisa M. Seligman (5) (13) (15)	95,905	(*)
Stephen T. Larkin (5) (14) (15)	133,485	(*)
All directors and executive officers as a group (14 persons)	11,163,679	13.22%

(*)	The percentage of shares beneficially owned does not exceed 1% of the outstanding Common Stock.
(1)

Based upon Schedule 13-G filed by Dr. Frost with the SEC on February 3, 2023, which reports ownership of 7,541,642 shares of Common Stock owned by Frost Gamma Investments Trust (“FGIT”). All shares have been adjusted to reflect the 5% stock dividend, which was paid by the Company on June 30, 2023. Dr. Frost is the sole trustee of FGIT. Frost Gamma L.P. is the sole and exclusive beneficiary of FGIT. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc. and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation. Includes 8,976 shares owned by Dr. Frost’s spouse, as to which shares Dr. Frost disclaims beneficial ownership.

(2)

Includes 5,305,529 shares (2,965,625 of which are subject to vesting restrictions) of Common Stock held directly by Mr. Lorber, 1,380,241 shares held by Lorber Alpha II Limited Partnership, a Nevada limited partnership and 9 shares in an Individual Retirement Account. Mr. Lorber exercises sole voting power and sole dispositive power over the shares of Common Stock held by the partnership and by himself. Lorber Alpha II, LLC, a Delaware limited liability company, is the general partner of Lorber Alpha II Limited Partnership. Mr. Lorber is the managing member of Lorber Alpha II, LLC. Mr. Lorber disclaims beneficial ownership of 6,563 shares of Common Stock held by Lorber Charitable Fund, which are not included. Lorber Charitable Fund is a New York not-for-profit corporation, of which family members of Mr. Lorber serve as directors and executive officers.

(3)	Based on Schedule 13G/A filed by BlackRock, Inc. with the Securities and Exchange Commission on January 29, 2024.
(4)	The named individual is a director of the Company.
(5)	The named individual is an executive officer of the Company.
(6)	Includes 1,181,250 shares subject to vesting restrictions and 3,243 shares held by Mr. Lampen’s spouse, as to which Mr. Lampen disclaims beneficial ownership.

(7)	Includes 15,750 shares subject to vesting restrictions.
(8)	Includes 199,570 shares held by MSL18 Holdings LLC, which is a single member LLC owned by Mr. Liebowitz.
(9)	Includes 346,875 shares subject to vesting restrictions.
(10)	Includes 140,625 shares subject to vesting restrictions.
(11)	Includes 289,063 shares subject to vesting restrictions.
(12)	Includes 92,500 shares subject to vesting restrictions.
(13)	Includes 89,375 shares subject to vesting restrictions.
(14)	Includes 115,625 shares subject to vesting restrictions.
(15)	The named individual is an executive officer of the Company’s subsidiary, Douglas Elliman Realty, LLC.

Equity Compensation Plan Information

The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by stockholders (1), (2)	—	—	10,107,127
Equity compensation plans not approved by stockholders	—	—	—

Total	—	—	10,107,127

(1)	Includes the Company’s 2021 Plan and ESPP, both of which were approved by stockholders.
(2)

The Company has issued 7,519,500 restricted shares (after adjusting for the stock dividend paid by the Company on June 30, 2023) under its 2021 Plan and there were 4,591,311 unvested restricted shares as of December 31, 2023. As of April 26, 2024, the ESPP has not yet commenced.

(3)

Includes 7,577,876 shares available for issuance under the 2021 Plan and 2,529,251 shares available for issuance under the ESPP. On January 1, 2024, the number of shares available for issuance under the 2021 Plan was increased by 3,517,016 (representing four percent of the outstanding shares of the Company) and the amount of shares available for issuance under the ESPP was increased by 879,254 (representing one percent of the outstanding shares of the Company).

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

The Company and Vector Group entered into a Distribution Agreement and Transition Services Agreement with respect to transition services and a number of ongoing commercial relationships. Under the Transition Services Agreement, the Company paid Vector Group $4,200,000 in 2023 and $1,050,000 for the three months ended March 31, 2024.

Subject to applicable Federal Aviation Administration rules, subsidiaries of the Company have entered into dry lease agreements with Vector Group and certain of its subsidiaries, pursuant to which the Company has the right to lease on a flight-by-flight basis certain aircraft owned by subsidiaries of Vector Group. The Company is required to pay Vector Group an hourly rental rate for each flight and fixed costs are allocated on an equitable basis. The Company has used the aircraft since January 2022 and paid Vector Group approximately $2,237,926 under the agreements in 2023 and $594,869 for the three months ended March 31, 2024.

A subsidiary of the Company has been engaged by the developers as the sole broker or the co-broker for several of the real estate projects that Vector Group owns an interest in through its real estate ventures. The subsidiary of the Company had gross commissions from these projects of $1,766,477 for the year ended December 31, 2023.

Vector Group has agreed to indemnify the Company for certain tax matters under the Tax Disaffiliation Agreement. There were no payments in 2023 related to such tax indemnifications.

Following the distribution, there is an overlap between certain officers of the Company and Vector Group. Howard M. Lorber serves as the President and CEO of the Company and of Vector Group. Richard J. Lampen serves as the Executive Vice President and COO of the Company and of Vector Group, J. Bryant Kirkland III serves as the CFO of the Company and of Vector Group, Marc N. Bell serves as the General Counsel and Secretary of the Company and of Vector Group, and J. David Ballard serves as Senior Vice President, Enterprise Efficiency and Chief Technology Officer of the Company and of Vector Group. Furthermore, three of the members of the Board, Messrs. Lorber, Lampen and White, also serve as directors of Vector Group.

Other related party transactions. Daniel A. Sachar, the son-in-law of Mr. Lampen, serves as Vice President, Enterprise Innovation and Managing Director of New Valley Ventures LLC, and received total compensation, which included salary, bonus and 401(k) matching awards of approximately $369,206 in 2023.

Mr. Lampen’s brother serves as a Vice President of Energy Initiatives and Architect at Douglas Elliman Property Management, an indirect subsidiary of the Company, and received total compensation, which included salary, bonus and 401(k) matching awards of approximately $134,500 in 2023.

Mr. Lorber’s son is a real estate agent whose license is held at a subsidiary of the Company and received commissions and other payments of $1,570,277 in accordance with brokerage activities in 2023.

Mr. Durkin’s spouse is a real estate agent whose license is held at a subsidiary of the Company and received commissions and other payments of $328,517 in accordance with brokerage activities in 2023.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The audit committee reviews and approves audit and permissible non-audit services performed by Deloitte, as well as the fees charged by Deloitte for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Deloitte is engaged to render audit or non-audit services, the audit committee approves the engagement. The following information reports the fees for audit and other services provided by Deloitte for fiscal years 2023 and 2022 in respect of the Company.

Audit Fees. The aggregate fees billed by Deloitte for professional services for the audit of the annual financial statements of the Company and its consolidated subsidiaries, consents and review of documents filed with the SEC were $1,320,826 for 2023 and $1,331,568 for 2022.

Audit-Related Fees. There were $114,717 and $0 of aggregate fees billed by Deloitte for professional services for audit-related fees in 2023 and 2022, respectively. The fees in 2023 related to a review of the design of the Company’s finance department organization.

Tax Fees. There were no aggregate fees billed by Deloitte for professional services for tax in 2023 or 2022.

All Other Fees. There were no aggregate fees billed by Deloitte for other services in 2023 or 2022.

Pre-Approval Policies and Procedures

The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent registered certified public accounting firms. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before any independent registered public accounting firm is engaged to perform it. The audit committee approved all services provided by Deloitte in 2023 and 2022.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) EXHIBITS:

(a) The following is a list of exhibits filed herewith as part of this Amendment:

INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1	Distribution Agreement, originally dated as of December 21, 2021 and amended and restated as of December 28, 2021, between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8- K dated December 28, 2021).

3.1	Amended and Restated Certificate of Incorporation of Douglas Elliman Inc., dated December 29, 2021. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated December 29, 2021).

3.2	Amended and Restated Bylaws of Douglas Elliman Inc., dated November 30, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the period ended December 31, 2022).

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*

10.1	Employee Matters Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K dated December 28, 2021).

10.2	Form of Restricted Stock Award Agreement under Douglas Elliman Inc. 2021 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 28, 2021).

10.3	Transition Services Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 28, 2021).

10.4	Tax Disaffiliation Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated December 28, 2021).

10.5	2021 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

10.6	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

10.7	Employment Agreement between Douglas Elliman Inc. and Howard M. Lorber, dated January 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 10, 2022).

10.8	Amendment to Employment Agreement, dated as of March 18, 2022 between Douglas Elliman Inc. and Howard M. Lorber (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2021).

10.9	Employment Agreement between Douglas Elliman Inc. and Richard J. Lampen, dated January 10, 2022. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 10, 2022).

EXHIBIT NO.	DESCRIPTION

10.10	Form of Indemnification Agreement between Douglas Elliman Inc. and its Directors and Officers (incorporated by reference to Exhibit 10.6 the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

10.11	Douglas Elliman Inc. Executive Compensation Clawback Policy (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K for the period ended December 31, 2022).

10.12	Non-exclusive Aircraft Lease Agreement dated as of December 21, 2021 between VT Equipment Leasing LLC and Douglas Elliman Inc (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the period ended December 31, 2022).

10.13	Non-exclusive Aircraft Lease Agreement dated as of December 21, 2021 between VT Aviation Leasing LLC and Douglas Elliman Inc (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K for the period ended December 31, 2022).

21.1	Subsidiaries of Douglas Elliman Inc.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

97.1	Executive compensation clawback policy.*

101	Instance document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101	Schema document.

101	Calculation linkbase document.

101	Labels linkbase document.

101	Presentation linkbase document.

101	Definition linkbase document.

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Previously filed.
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

Douglas Elliman Inc. (Registrant)

Date: April 29, 2024	By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III Senior Vice President and Chief Financial Officer