Form 10-Q
period 2024-03-31
Douglas Elliman Inc.
filed 2024-05-10
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2024

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
☐ Yes ☒ No
    At May 3, 2024, Douglas Elliman Inc. had 91,419,787 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2024	December 31, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$91,451	$119,808
Receivables	19,828	21,809
Agent receivables, net	17,003	11,721
Income taxes receivable, net	—	5,292
Restricted cash and cash equivalents	6,079	7,171
Other current assets	20,440	15,474
Total current assets	154,801	181,275
Property, plant and equipment, net	39,752	39,718
Operating lease right-of-use assets	104,572	108,172
Long-term investments (includes $4,158 and $3,983 at fair value)	11,395	12,871
Contract assets, net	36,511	36,040
Goodwill	32,230	32,230
Other intangible assets, net	72,797	72,964
Deferred income taxes, net	—	977
Equity-method investments	1,950	1,960
Other assets	7,093	7,212
Total assets	$461,101	$493,419
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of litigation settlement	$7,750	$—
Current operating lease liability	20,618	22,235
Income taxes payable, net	164	—
Accounts payable	5,438	6,136
Commissions payable	17,935	24,561
Accrued salaries and benefits	2,271	12,912
Contract liabilities	14,081	11,234
Other current liabilities	24,247	20,171
Total current liabilities	92,504	97,249
Non-current operating lease liabilities	108,196	110,705
Contract liabilities	54,458	51,178
Litigation settlement	10,000	—
Other liabilities	119	133
Total liabilities	265,277	259,265
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 91,535,412 and 87,925,412 shares issued and outstanding	915	879
Additional paid-in capital	283,223	279,904
Accumulated deficit	(89,027)	(47,552)
Total Douglas Elliman Inc. stockholders' equity	195,111	233,231
Non-controlling interest	713	923
Total stockholders' equity	195,824	234,154
Total liabilities and stockholders' equity	$461,101	$493,419

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Commissions and other brokerage income	$188,265	$202,036
Property management	9,047	8,777
Other ancillary services	2,927	3,169
Total revenues	200,239	213,982

Expenses:
Real estate agent commissions	149,016	156,102
Sales and marketing	21,298	21,239
Operations and support	18,799	18,893
General and administrative	27,016	32,295
Technology	5,843	6,012
Depreciation and amortization	1,981	2,039
Litigation settlement	17,750	—
Restructuring	—	1,210
Operating loss	(41,464)	(23,808)

Other income (expenses):
Interest income, net	1,376	1,105
Equity in losses from equity-method investments	(11)	(73)
Investment and other losses	(391)	(454)
Loss before provision for income taxes	(40,490)	(23,230)
Income tax expense (benefit)	1,195	(5,390)

Net loss	(41,685)	(17,840)

Net loss attributed to non-controlling interest	210	216

Net loss attributed to Douglas Elliman Inc.	$(41,475)	$(17,624)

Per basic common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.50)	$(0.22)

Per diluted common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.50)	$(0.22)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2024	87,925,412	$879	$279,904	$(47,552)	$923	$234,154
Net loss	—	—	—	(41,475)	(210)	(41,685)
Restricted stock grants	3,610,000	36	(36)	—	—	—
Stock-based compensation	—	—	3,355	—	—	3,355
Balance as of March 31, 2024	91,535,412	$915	$283,223	$(89,027)	$713	$195,824

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2023	80,881,022	$809	$273,111	$(5,000)	$1,537	$270,457
Net loss	—	—	—	(17,624)	(216)	(17,840)
Dividends on common stock ($0.05 per share)	—	—	(4,221)	—	—	(4,221)
Restricted stock grants	3,535,000	35	(35)	—	—	—
Effect of stock dividend	4,220,801	42	(42)	—	—	—
Stock-based compensation	—	—	2,823	—	—	2,823
Balance as of March 31, 2023	88,636,823	$886	$271,636	$(22,624)	$1,321	$251,219
The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(41,685)	$(17,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,981	2,039
Non-cash stock-based compensation expense	3,355	2,823
Loss on sale of assets	70	—
Deferred income taxes	977	(5,390)
Net losses on investment securities	391	454
Equity in losses from equity-method investments	11	73
Non-cash lease expense	5,907	5,400
Provision for credit losses	1,304	1,428
Changes in assets and liabilities:
Receivables	(4,605)	(10,361)
Income taxes receivables, net	5,456	(100)
Accounts payable and accrued liabilities	(3,248)	13,257
Operating right-of-use assets and operating lease liabilities, net	(6,433)	(5,568)
Accrued salary and benefits	(10,641)	(14,857)
Litigation settlement	17,750	—
Other	2,119	(2,933)
Net cash used in operating activities	(27,291)	(31,575)
Cash flows from investing activities:
Purchase of debt securities	—	(25)
Proceeds from sale or liquidation of long-term investments	8	—
Purchase of equity securities	—	(275)
Purchase of long-term investments	(85)	(55)
Capital expenditures	(2,081)	(3,627)
Net cash used in investing activities	(2,158)	(3,982)
Cash flows from financing activities:
Dividends on common stock	—	(4,221)
Net cash used in financing activities	—	(4,221)
Net decrease in cash, cash equivalents and restricted cash	(29,449)	(39,778)
Cash, cash equivalents and restricted cash, beginning of period	129,517	171,382
Cash, cash equivalents and restricted cash, end of period	$100,068	$131,604

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.” These condensed consolidated financial statements should be read in conjunction with the combined consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
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
(d) Loss Per Share (“EPS”):
The Company has restricted stock awards which will provide dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The participating securities holders do not participate in the Company’s net losses. There were no outstanding non-participating securities during the three months ended March 31, 2024 and 2023, respectively. The Company paid a cash dividend during each of the quarters beginning with the quarter ended March 31, 2022 through March 31, 2023.
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend distributed to Company stockholders on June 30, 2023. All per-share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividend.

	Three Months Ended
	March 31,
	2024	2023
Net loss attributed to Douglas Elliman Inc.	$(41,475)	$(17,624)
Income attributable to participating securities	—	(307)
Net loss available to common stockholders attributed to Douglas Elliman Inc.	$(41,475)	$(17,931)
Basic EPS is computed by dividing net loss available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended
	March 31,
	2024	2023
Weighted-average shares for basic EPS	83,334,101	82,193,761
Incremental shares related to non-vested restricted stock	—	—
Weighted-average shares for diluted EPS	83,334,101	82,193,761
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$91,451	$119,808
Restricted cash and cash equivalents included in current assets	6,079	7,171
Restricted cash and cash equivalents included in other assets	2,538	2,538
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$100,068	$129,517
(f) Goodwill and Other Intangible Assets:
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
In the quarterly period ended December 31, 2023, the Company utilized third-party valuation specialists to prepare a quantitative assessment of goodwill and trademark intangible assets related to Douglas Elliman, based on the current market conditions in the residential real estate brokerage industry. The quantitative assessments did not result in impairment charges to goodwill or to the trademark intangible assets as of December 31, 2023. The Company performed a qualitative assessment for the three months ended March 31, 2024, which did not result in impairment charges related to its goodwill or trademark. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value and current market conditions continue to deteriorate, additional impairment charges could result in future periods, and such impairment charges could be material.
(g) Related Party Transactions:
Agreements with Vector Group Ltd. (“Vector Group”) The Company paid Vector Group $1,050 and $1,050 under the Transition Services Agreement during the three months ended March 31, 2024 and 2023, respectively, and $595 and $562 under the Aircraft Lease Agreements during the three months ended March 31, 2024 and 2023, respectively.
Real estate commissions. Real estate commissions include commissions of approximately $1,224 and $842 for the three months ended March 31, 2024 and 2023, respectively, from projects where the Company has been engaged by certain developers as the sole broker or the co-broker for real estate development projects that Vector Group owns an interest in through its real estate venture investments.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h) Investment and Other Losses:
Investment and other losses consists of the following:

	Three Months Ended
	March 31,
	2024	2023
Net losses recognized on PropTech convertible trading debt securities	$—	$(352)
Net unrealized gains (losses) recognized on long-term investments at fair value	89	(102)
Net losses recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient.	(480)	—
Investment and other losses	$(391)	$(454)
(i) Restructuring:
Employee severance and benefits expensed for the three months ended March 31, 2023 relate entirely to the reduction in staff and are cash charges. The amount expensed for the three months ended March 31, 2023 was $1,210 and was included in Restructuring expense in the Company’s condensed consolidated statements of operations. The following table presents the changes in the employee severance and benefits liability under the Real Estate Brokerage segment restructuring plan for the three months ended March 31, 2024:

Employee Severance and Benefits
Severance liability balance at January 1, 2024	$767
Severance expense	—
Severance payments	(659)
Severance liability at March 31, 2024	$108
(j) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income; therefore, no statement of Comprehensive Income is included in the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(k) Subsequent Events:
The Company has evaluated subsequent events through May 10, 2024, the date the financial statements were issued. See Note 7. “Contingencies” for additional information.
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
SEC Rule Changes:
On March 6, 2024, the SEC passed rule changes that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. On April 4, 2024, the SEC voluntarily stayed the rules pending the resolution of certain legal challenges. The Company is currently evaluating the impact of the rule changes.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.    REVENUE RECOGNITION
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

	Three Months Ended March 31, 2024
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$49,240	$34,586	$57,630	$40,253	$181,709
Commission and other brokerage income - development marketing	4,719	65	1,325	447	6,556
Property management revenue	8,846	201	—	—	9,047
Escrow and title fees	211	149	—	2,567	2,927
Total revenue	$63,016	$35,001	$58,955	$43,267	$200,239

	Three Months Ended March 31, 2023
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$57,798	$33,105	$54,454	$37,899	$183,256
Commission and other brokerage income - development marketing	7,763	619	10,060	338	18,780
Property management revenue	8,580	197	—	—	8,777
Escrow and title fees	399	210	—	2,560	3,169
Total revenue	$74,540	$34,131	$64,514	$40,797	$213,982
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	March 31, 2024	December 31, 2023

Receivables, which are included in receivables	$1,962	$1,846
Contract assets, net, which are included in other current assets	8,447	6,030
Contract assets, net, which are in other assets	36,511	36,040
Payables, which are included in commissions payable	1,442	1,357
Contract liabilities, which are in current liabilities	14,081	11,234
Contract liabilities, which are in other liabilities	54,458	51,178
The Company recognized revenue of $1,163 ($825 of consulting, administration and net commissions) for the three months ended March 31, 2024, that were included in the contract liabilities balances at December 31, 2023. The Company recognized revenue of $3,794 ($1,614 of consulting, administration and net commissions) for the three months ended March 31, 2023, that were included in the contract liabilities balances at December 31, 2022.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $5,823 and $5,575 at March 31, 2024 and December 31, 2023, respectively.
The following table summarizes changes in the allowance for credit losses for the three months ended March 31, 2024:

	January 1, 2024	Current Period Provision		Write-offs	Recoveries	March 31, 2024
Allowance for credit losses:

Real estate broker agent receivables	$5,575	$1,304	(1)	$1,056	$—	$5,823
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.    LEASES
The Company has operating leases for corporate and sales offices and equipment. The components of lease expense, which were included in Sales and marketing expense on the condensed consolidated statements of operations, were as follows:

	Three Months Ended
	March 31,
	2024	2023
Operating lease cost	$8,578	$8,325
Short-term lease cost	256	278
Variable lease cost	989	1,078
Less: Sublease income	(56)	(153)
Total lease cost	$9,767	$9,528
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$9,096	$8,524

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,998	732
Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	6.30	6.38

Weighted average discount rate:
Operating leases	8.61%	8.63%
As of March 31, 2024, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2024	$23,914
2025	28,693
2026	26,155
2027	23,215
2028	20,276
2029	16,214
Thereafter	31,048
Total lease payments	169,515
Less imputed interest	(40,701)
Total	$128,814

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of March 31, 2024, the Company had no undiscounted lease payments relating to operating leases for office space and equipment that have not yet commenced.

5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	March 31, 2024	December 31, 2023
PropTech convertible trading debt securities	$1,162	$1,162
Long-term investment securities at fair value (1)	2,996	2,821
PropTech investments at cost	8,399	8,888
PropTech investments under equity method	555	570
Total investments	13,112	13,441
Less PropTech current convertible trading debt securities (2)	1,162	—
Less PropTech investments accounted for under the equity method (3)	555	570
Total long-term investments	$11,395	$12,871
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These amounts are included in “Other current assets” on the condensed consolidated balance sheets.
(3) These amounts are included in “Equity-method investments” on the condensed consolidated balance sheets.
Net realized and unrealized losses recognized on long-term investment securities were as follows:

	Three Months Ended
	March 31,
	2024	2023
Net realized losses recognized on PropTech convertible trading debt securities	$—	$(352)
Net unrealized gains (losses) recognized on long-term investments at fair value	89	(102)
Net losses recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	(480)	—
Net realized and unrealized losses recognized on long-term investment securities	$(391)	$(454)
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The remaining convertible note matures in February 2025.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized gains (losses) recognized in net loss on long-term investment securities at fair value during the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended
	March 31,
	2024	2023
Net unrealized gains (losses) recognized on long-term investment at fair value	$89	$(102)
The Company has unfunded commitments of $810 related to long-term investment securities at fair value as of March 31, 2024.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies as of March 31, 2024. The total carrying value of equity securities without readily determinable fair values that do not qualify for the NAV practical expedient was $8,399 as of March 31, 2024 and $8,888 at December 31, 2023, respectively. The Company recorded an impairment of $489 for the three months ended March 31, 2024. The impairment was included in “Investment and other losses” on the condensed consolidated statements of operations.

6. EQUITY METHOD INVESTMENTS
Equity method investments consisted of the following:

	March 31, 2024	December 31, 2023
Ancillary services ventures	$1,950	$1,960
At March 31, 2024, the Company’s ownership percentages in these investments ranged from 5.9% to 50.0%; therefore, the Company accounts for these investments under the equity method of accounting.

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

Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was $1,950 as of March 31, 2024.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.    CONTINGENCIES
The Company is involved in litigation through the normal course of its business. The majority of claims are covered by the Company’s insurance policies in excess of any applicable retention. Other claims may not be covered by the Company’s insurance policies. The Company believes that the resolution of ordinary course matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
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
On December 27, 2023, individual plaintiffs filed an action on behalf of a putative national class of home sellers (with certain markets excluded) from December 2019 through present in the Western District of Missouri against certain real estate brokerage firms, including the Company and Douglas Elliman Realty, LLC, alleging anticompetitive behavior, similar to the Gibson case, in violation of federal antitrust laws (the Umpa case). On April 23, 2024, the District Court in the Western District of Missouri consolidated the Umpa case into the Gibson case.

On December 29, 2023, individual plaintiffs filed an action on behalf of a putative class of home sellers in certain parts of Brooklyn from January 2020 through present in the Eastern District of New York against certain real estate brokerage firms, including the Company, alleging anticompetitive behavior, similar to the March case, in violation of federal antitrust and state antitrust laws. On January 18, 2024, the case was voluntarily dismissed and refiled in the Southern District of New York (the Friedman case).

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

On February 16, 2024, individual plaintiffs filed an action on behalf of a putative class of home sellers in Nevada from February 2020 through the present in the District of Nevada against certain real estate brokerage firms, including the Company and Douglas Elliman Realty, LLC, alleging anticompetitive behavior, similar to the Gibson case, in violation of federal antitrust and state unfair trade practices laws (the Boykin case). On March 20, 2024, the District Court in the District of Nevada administratively closed the Boykin case and consolidated it into the Whaley case.

Multidistrict Litigation. On December 27, 2023, the Gibson and Umpa plaintiffs moved to transfer and centralize nine actions, including the Gibson, Umpa, and March cases in the Western District of Missouri. In response, NAR moved to consolidate all real estate commission antitrust cases, including all of the cases that the Gibson and Umpa plaintiffs sought to consolidate, as well as Batton, Friedman, and Boykin, and several other actions in which the Company is not named as a defendant, in the Northern District of Illinois. Many of the real estate brokerage firms named as defendants, including the Company, opposed plaintiffs’ motion to transfer and centralize the antitrust actions, and nearly all, if not all, objected to centralization before Judge Bough in the Western District of Missouri. The Judicial Panel on Multidistrict Litigation denied the motion on March 28, 2024, with leave to refile at later date.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

On April 26, 2024, the Company entered into a settlement agreement (the “Settlement Agreement”) to resolve, on a nationwide basis, the Gibson and Umpa cases (the “Lawsuits”). On April 30, 2024, the Court in the now-consolidated Gibson case (which includes the Umpa case) preliminarily approved the settlement, preliminarily certified the proposed settlement class, and ordered that the final approval hearing for the settlement would take place no later than November 26, 2024.

The settlement resolves all claims on a nationwide basis by the plaintiffs and proposed settlement class members in the Lawsuits, which includes, but is not limited to, all claims concerning brokerage commissions by the proposed settlement class members that were asserted in other lawsuits against the Company and its subsidiaries (collectively, the “Claims”), and releases the Company, its subsidiaries, and affiliated agents from all Claims. The settlement is not an admission of liability, nor does the Company concede or validate any of the claims asserted against it.

Under the Settlement Agreement, the Company agreed to pay, into an escrow fund, $7,750 within 30 business days of preliminary approval of the settlement by the court (which preliminary approval was granted on April 30, 2024), as well as two $5,000 contingent payments subject to certain financial contingencies through December 31, 2027 (collectively, the “Settlement Amount”). The contingent payments may be accelerated under certain circumstances. The Company recognized an expense of $17,750 in the three months ended March 31, 2024.
In addition, the Company agreed to make certain changes to its business practices and emphasize certain practices that have been a part of Douglas Elliman’s longstanding policies and practices, including: reminding its brokerages and agents that the Company has no rule requiring agents to make or accept offers of compensation; requiring its brokerages and agents to clearly disclose to clients that commissions are not set by law and are fully negotiable; prohibiting its brokerages and buyer agents from claiming buyer agent services are free; requiring its brokerages and agents to disclose to the buyer the listing broker’s offer of compensation for prospective buyers’ agents as soon as possible; prohibiting its brokerages and agents from using any technology (or manual methods) to sort listings by offers of compensation, unless requested by the client; reminding its brokerages and agents of their obligation to show properties regardless of compensation for buyers’ agents for properties that meet the buyer’s priorities; and developing training materials for its brokerages and agents that support all the practice changes outlined in the injunctive relief.
The Settlement Agreement remains subject to final court approval and will, if approved, become effective thereafter.
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending cases or that more cases, including antitrust lawsuits, could be commenced. With the commencement of any new case, the defense costs and the risks relating to the unpredictability of litigation increase. Management reviews on a quarterly basis with counsel all pending litigation and evaluates the probability of a loss being incurred and whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation. The Company is unable to reasonably estimate the financial impact of these litigations. The Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected from an unfavorable outcome in, or settlement of, any of these matters.
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, other than with respect to the Lawsuits: (i) management has concluded that it is not probable that a loss has been incurred in any of pending cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending cases and, therefore, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.    INCOME TAXES
ASC 740, Income Taxes, requires the Company to establish a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. If such determination is made and future losses are incurred over the period in which the net deferred tax assets are deductible, the Company believes it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result will be required to maintain a valuation allowance for the full amount of the deferred tax assets. During the three months ending March 31, 2024, the Company analyzed the likelihood of utilizing its deferred tax assets and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result established a valuation allowance for the full amount of the deferred tax assets. The Company’s income tax expense (benefit) and valuation allowance consisted of the following:

	Three Months Ended
	March 31,
	2024	2023
Loss before provision for income taxes	$(40,490)	$(23,230)
Income tax expense (benefit)	218	(5,390)
Change in prior year valuation allowance	977	—
Income tax expense (benefit)	$1,195	$(5,390)

9.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of March 31, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$30,778	$30,778	$—	$—
U.S. treasury bills (2)	51,856	51,856	—	—
Certificates of deposit (3)	507	—	507	—
PropTech convertible trading debt securities	1,162	—	—	1,162
Long-term investments
Long-term investment securities at fair value (4)	2,996	—	—	—
Total assets	$87,299	$82,634	$507	$1,162

Nonrecurring fair value measurements
Long-term investments (5)	$—			$—	$(489)
	$—			$—	$(489)
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $6,079 that is included in current restricted cash and cash equivalents and $2,538 that is included in non-current restricted assets within Other assets.
(2)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets.
(3)Amounts included in Other assets on the condensed consolidated balance sheets.
(4)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.
(5)Long-term investments with a carrying amount of $489 were written down to their fair value of $0, resulting in an impairment charge of $489, which was included in earnings.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2023
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$59,595	$59,595	$—	$—
U.S. treasury bills (2)	51,200	51,200	—	—
Certificates of deposit (3)	507	—	507	—
Long-term investments
PropTech convertible trading debt securities	1,162	—	—	1,162
Long-term investment securities at fair value (4)	2,821	—	—	—
Total long-term investments	3,983	—	—	1,162
Total assets	$115,285	$110,795	$507	$1,162
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $7,171 that is included in current restricted assets and $2,538 that is included in non-current restricted assets within Other assets.
(2)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets.
(3)Amounts included in Other assets on the condensed consolidated balance sheets.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows as of March 31, 2024:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	March 31, 2024	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,162	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2025
			Volatility	40.25%
			Discount rate	30.37%

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows as of December 31, 2023:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2023	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,162	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2025
			Volatility	40.25%
			Discount rate	30.37%
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2024 and December 31, 2023, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    SEGMENT INFORMATION
The Company’s business segments were Real Estate Brokerage and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the three months ended March 31, 2024 and 2023 were as follows:

	Real Estate Brokerage		Corporate and Other	Total
Three months ended March 31, 2024
Revenues	$200,239		$—	$200,239
Operating loss	(35,286)	(1)	(6,178)	(41,464)
Adjusted EBITDA attributed to Douglas Elliman (2)	(14,198)		(4,048)	(18,246)
Depreciation and amortization	1,981		—	1,981
Capital expenditures	2,081		—	2,081

Three months ended March 31, 2023
Revenues	$213,982		$—	$213,982
Operating loss	(17,343)	(3)	(6,465)	(23,808)
Adjusted EBITDA attributed to Douglas Elliman (2)	(12,984)		(4,661)	(17,645)
Depreciation and amortization	2,039		—	2,039
Capital expenditures	3,627		—	3,627
_____________________________
(1)Operating loss includes $17,750 of litigation settlement.
(2)The following table reconciles operating income to Adjusted EBITDA attributed to Douglas Elliman for the three months ended March 31, 2024 and 2023.
(3) Operating loss includes $1,210 of restructuring expense.

	Three Months Ended March 31,
	2024	2023
Real estate brokerage segment
Operating loss	$(35,286)	$(17,343)
Depreciation and amortization	1,981	2,039
Stock-based compensation	1,225	1,019
Litigation settlement	17,750	—
Restructuring	—	1,210
Adjusted EBITDA	(14,330)	(13,075)
Adjusted EBITDA attributed to non-controlling interest	132	91
Adjusted EBITDA attributed to Douglas Elliman	$(14,198)	$(12,984)

Corporate and other segment
Operating loss	$(6,178)	$(6,465)
Stock-based compensation	2,130	1,804
Adjusted EBITDA attributed to Douglas Elliman	$(4,048)	$(4,661)

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $35,863 and $41,338 as of March 31, 2024 and December 31, 2023, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these deposits.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Audited Consolidated Financial Statements as of and for the year ended December 31, 2023 and Notes thereto, included in our 2023 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period ended March 31, 2024.

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

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman, Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the last twelve months ended March 31, 2024 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

Key Business Metrics

	Last twelve months ended	Three months ended March 31,		Year ended December 31, 2023
	March 31, 2024	2024	2023
Key Business Metrics
Total transactions (1)	21,456	4,477	4,627	21,606
Gross transaction value (in billions) (2)	$34.2	$7.1	$7.3	$34.4
Average transaction value per transaction (in thousands) (3)	$1,595.4	$1,595.1	$1,580.4	$1,592.3
Number of Principal Agents (4)	5,095	5,095	5,389	5,150
Annual Retention (5)	90%	N/A	N/A	92%
Net loss attributed to Douglas Elliman Inc.	$(66,403)	$(41,475)	$(17,624)	$(42,552)
Net loss income margin	(33.16)%	(20.71)%	(8.24)%	(4.45)%
Adjusted EBITDA attributed to Douglas Elliman	$(41,294)	$(18,246)	$(17,645)	$(40,693)
Adjusted EBITDA attributed to Douglas Elliman Margin	(20.62)%	(9.11)%	(8.25)%	(4.26)%
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
Reconciliations of these non-GAAP measures are provided in the table below.

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Last twelve months ended	Three months ended March 31,		Year ended December 31, 2023
	March 31, 2024	2024	2023
Net loss attributed to Douglas Elliman Inc.	$(66,403)	$(41,475)	$(17,624)	$(42,552)
Interest income, net	(6,084)	(1,376)	(1,105)	(5,813)
Income tax (benefit) expense	(8,468)	1,195	(5,390)	(15,053)
Net loss attributed to non-controlling interest	(608)	(210)	(216)	(614)
Depreciation and amortization	7,968	1,981	2,039	8,026
Stock-based compensation (a)	13,607	3,355	2,823	13,075
Equity in losses from equity method investments (b)	106	11	73	168
Litigation settlement (c)	17,750	17,750	—	—
Restructuring	1,167	—	1,210	2,377
Other, net	(696)	391	454	(633)
Adjusted EBITDA	(41,661)	(18,378)	(17,736)	(41,019)
Adjusted EBITDA attributed to non-controlling interest	367	132	91	326
Adjusted EBITDA attributed to Douglas Elliman	$(41,294)	$(18,246)	$(17,645)	$(40,693)

Real estate brokerage segment
Operating loss	$(54,712)	$(35,286)	$(17,343)	$(36,769)
Depreciation and amortization	7,968	1,981	2,039	8,026
Stock-based compensation	4,745	1,225	1,019	4,539
Litigation settlement (c)	17,750	17,750	—	—
Restructuring	1,167	—	1,210	2,377
Adjusted EBITDA	(23,082)	(14,330)	(13,075)	(21,827)
Adjusted EBITDA attributed to non-controlling interest	367	132	91	326
Adjusted EBITDA attributed to Douglas Elliman	$(22,715)	$(14,198)	$(12,984)	$(21,501)

Corporate and other segment
Operating loss	$(27,441)	$(6,178)	$(6,465)	$(27,728)
Stock-based compensation	8,862	2,130	1,804	8,536
Adjusted EBITDA attributed to Douglas Elliman	$(18,579)	$(4,048)	$(4,661)	$(19,192)

Total adjusted EBITDA attributed to Douglas Elliman	$(41,294)	$(18,246)	$(17,645)	$(40,693)
_____________________________
(a)Represents amortization of stock-based compensation. $4,745, $1,225, $1,019, and $4,539 are attributable to the Real estate brokerage segment for the last twelve months ended March 31, 2024, the three months ended March 31, 2024, and 2023, and the year ended December 31, 2023, respectively. $8,862, $2,130, $1,804, and $8,536 are attributable to the Corporate and other segment for the last twelve months ended March 31, 2024, the three months ended March 31, 2024, and 2023, and the year ended December 31, 2023, respectively.
(b)Represents equity in losses recognized from the Company’s investment in an equity method investment that is accounted for under the equity method and is not consolidated in the Company’s financial results.
(c)Represents the settlement of litigation related to the resolution on a nationwide basis of pending class action litigations against NAR and the Company.

Recent Developments

Litigation. Following the federal jury decision in the Sitzer/Burnett case on October 31, 2023, several additional putative class action lawsuits were filed against the National Association of Realtors and real estate brokerage firms, including Douglas Elliman, alleging anticompetitive conduct similar to that in the Sitzer/Burnett case in violation of federal and state antitrust laws and consumer protection claims as well as allegations of unjust enrichment. Presently, we are a defendant in eight of these cases. We may become involved in additional legal proceedings concerning the same or similar claims. We are unable to reasonably estimate the financial impact of these matters. See Note 7 - “Contingencies” to our condensed consolidated financial statements.
Litigation Settlement. On April 26, 2024, we entered into a settlement agreement (the “Settlement Agreement”) to resolve, on a nationwide basis, the Gibson and Umpa cases (the “Lawsuits”). The settlement resolves all claims, on a nationwide basis, by the plaintiffs and proposed settlement class members in the Lawsuits, which includes, but is not limited to, all claims concerning brokerage commissions by the proposed settlement class members that were asserted in other lawsuits against us and our subsidiaries (collectively, the “Claims”), and releases us, our subsidiaries, and affiliated agents from all Claims. The settlement is not an admission of liability, nor do we concede or validate any of the claims asserted against us.
Under the Settlement Agreement, we agreed to pay, into an escrow fund, $7,750 within 30 business days of preliminary approval of the settlement by the court, (which preliminary approval was granted on April 30, 2024) as well as two $5,000 contingent payments subject to certain financial contingencies through December 31, 2027 (collectively, the “Settlement Amount”). The contingent payments may be accelerated under certain circumstances. We recognized an expense of $17,750 in the three months ended March 31, 2024.
In addition, we agreed to make certain changes to our business practices and emphasize certain practices that have been a part of Douglas Elliman’s longstanding policies and practices, including: reminding our brokerages and agents that we have no rule requiring agents to make or accept offers of compensation; requiring our brokerages and agents to clearly disclose to clients that commissions are not set by law and are fully negotiable; prohibiting our brokerages and buyer agents from claiming buyer agent services are free; requiring our brokerages and agents to disclose to the buyer the listing broker’s offer of compensation for prospective buyers’ agents as soon as possible; prohibiting our brokerages and agents from using any technology (or manual methods) to sort listings by offers of compensation, unless requested by the client; reminding our brokerages and agents of their obligation to show properties regardless of compensation for buyers’ agents for properties that meet the buyer’s priorities; and developing training materials for our brokerages and agents that support all the practice changes outlined in the injunctive relief.
The Settlement Agreement remains subject to final court approval and will, if approved, become effective at that time. See Note 7 - “Contingencies” to our condensed consolidated financial statements.
Update on Expense Reduction. Since June 2022, our operating results have been negatively impacted by a reduction of revenues from existing home sales caused, in part, by lower listing inventory and the volatility in the financial markets as well as increases in mortgage rates. As a result, during 2023 and 2024, we have endeavored to adjust our cost structure to better fit our business, including through, among other things, reductions in personnel and incentive compensation expense, eliminating certain corporate sponsorship events, streamlining advertising expenditures and beginning a process of consolidating offices as leases expire. These efforts have been undertaken to increase the efficiency of our operations without significantly impacting the agent experience.
During the three months ended March 31, 2024, our real estate brokerage segment reduced its operating expenses, excluding commissions and restructuring expenses, by approximately $5,400 as compared to the corresponding period in 2023 and the reductions totaled approximately $18,900 from April 1, 2023 to March 31, 2024. These reductions during the quarter ended March 31, 2024 included approximately $5,000 of general and administrative expenses. Compared to the first quarter of 2023, these actions resulted in a 7.6% reduction of operating expenses, excluding commissions, depreciation, litigation settlement, non-cash stock-based compensation and restructuring expenses.
In 2023, we actively executed expense reduction programs that reduced expenses in our business, including our headcount by approximately 100 employees in 2023. These programs are continuing in 2024. In addition, in the second quarter of 2024, a lease on property used by one of our subsidiaries expired and it has moved its operations to a new location resulting in an approximate $4,000 reduction in annual occupancy costs on an ongoing basis.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

Three months ended March 31, 2024 Compared to Three months ended March 31, 2023
The following table sets forth our revenue and operating loss by segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$200,239	$213,982

Operating loss by segment:
Real estate brokerage segment	$(35,286)	$(17,343)
Corporate and other segment	(6,178)	(6,465)
Total operating loss	$(41,464)	$(23,808)

Real estate brokerage segment
Operating loss	$(35,286)	$(17,343)
Depreciation and amortization	1,981	2,039
Litigation settlement	17,750	—
Restructuring	—	1,210
Stock-based compensation	1,225	1,019
Adjusted EBITDA	(14,330)	(13,075)
Adjusted EBITDA attributed to non-controlling interest	132	91
Adjusted EBITDA attributed to Douglas Elliman	$(14,198)	$(12,984)

Corporate and other segment
Operating loss	$(6,178)	$(6,465)
Stock-based compensation	2,130	1,804
Adjusted EBITDA attributed to Douglas Elliman	$(4,048)	$(4,661)

Revenues. Our revenues were $200,239 for the three months ended March 31, 2024 compared to $213,982 for the three months ended March 31, 2023. The $13,743 decline in revenues was primarily due to a decline in commissions and other brokerage income because of lower revenues from existing home sales caused, in part, by lower listing inventory associated with continued high mortgage rates.
Operating expenses. Our operating expenses were $241,703 for the three months ended March 31, 2024 compared to $237,790 for the three months ended March 31, 2023. The increase of $3,913 was due primarily to the litigation settlement of $17,750 partially offset by declines in real estate brokerage commissions of $7,086 and other operating expenses of $6,751.
Operating loss. Operating loss was $41,464 for the three months ended March 31, 2024 compared to $23,808 for the three months ended March 31, 2023. The $17,656 increase in operating loss was primarily due to the litigation settlement and the net impact of declines in commissions and other brokerage revenues partially offset by a decline in operating expenses.
Other income. Other income was $974 for the three months ended March 31, 2024 compared to $578 for the three months ended March 31, 2023. For the three months ended March 31, 2024, other income primarily consisted of interest income, net of $1,376 . This was offset by equity losses from equity method investments of $11 and investment and other losses, primarily associated with our PropTech investments of $391.
Loss before provision for income taxes. Loss before income taxes was $40,490 for the three months ended March 31, 2024 and $23,230 for the three months ended March 31, 2023.
Income tax expense (benefit). Income tax expense was $1,195 for the three months ended March 31, 2024 and income tax benefit was $5,390 for the three months ended March 31, 2023.

We calculate our provision for income taxes based upon our estimate of the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. During the three months ending March 31, 2024, we analyzed the likelihood of utilizing our deferred tax assets and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result we established a valuation allowance for the full amount of the deferred tax assets. We refine annual estimates as current information becomes available.
Real Estate Brokerage.
The following table sets forth our condensed consolidated statements of operations data for the Real Estate Brokerage segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024		2023
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$188,265	94.0%	$202,036	94.4%
Property management	9,047	4.5%	8,777	4.1%
Other ancillary services	2,927	1.5%	3,169	1.5%
Total revenues	$200,239	100%	$213,982	100%

Operating expenses:
Real estate agent commissions	$149,016	74.4%	$156,102	73.0%
Sales and marketing	21,298	10.6%	21,239	9.9%
Operations and support	18,799	9.4%	18,893	8.8%
General and administrative	20,838	10.4%	25,830	12.1%
Technology	5,843	2.9%	6,012	2.8%
Depreciation and amortization	1,981	1.0%	2,039	1.0%
Litigation settlement	17,750	8.9%	—	—%
Restructuring	—	—%	1,210	0.6%
Operating loss	$(35,286)	(17.6)%	$(17,343)	(8.1)%
Revenues. Our revenues were $200,239 for the three months ended March 31, 2024 compared to $213,982 for the three months ended March 31, 2023. The decline of $13,743 was primarily related to a decline in our commission and other brokerage income because of lower revenues from existing home sales caused, in part, by lower listing inventory associated with continued high mortgage rates.
Our revenues from commission and other brokerage income were $188,265 for the three months ended March 31, 2024 compared to $202,036 for the three months ended March 31, 2023, a decline of $13,771. In 2024, our commission and other brokerage income generated from the sales of existing homes declined by $8,558 in New York City. This was partially offset by increases of $3,176 in our Florida market, $2,354 in the West region and $1,481 in the Northeast region, which excludes New York City. In addition, our revenues from Development Marketing declined by $12,224 in the 2024 period compared to the 2023 period.
Operating Expenses. Our operating expenses were $235,525 for the three months ended March 31, 2024 compared to $231,325 for the three months ended March 31, 2023, an increase of $4,200, due primarily to the litigation settlement partially offset by declines in real estate brokerage commissions and other operating expenses.
Real Estate Agent Commissions. As a result of declines in commissions and other brokerage income, our real estate agent commissions expense was $149,016 for the three months ended March 31, 2024 compared to $156,102 for the three months ended March 31, 2023, a decline of $7,086. Real estate agent commissions expense, as a percentage of revenues, increased to 74.4% for the three months ended March 31, 2024 compared to 73.0% for the three months ended March 31, 2023. The increase in real estate agent commissions expense as a percentage of revenue in the 2024 period was primarily driven by a lower percentage of commission revenues derived from Development Marketing, which generally pays lower commission rates, during three months ended March 31, 2024 compared to the prior year period. In addition, during three months ended March 31, 2024, a higher percentage of our revenues was generated from locations (primarily Florida, California, Texas, Colorado and Nevada) which generally pay higher commission rates.

Sales and Marketing. Sales and marketing expenses were $21,298 for the three months ended March 31, 2024 compared to $21,239 for the three months ended March 31, 2023.
Operations and support. Operations and support expenses were $18,799 for the three months ended March 31, 2024 compared to $18,893 for the three months ended March 31, 2023.
General and administrative. General and administrative expenses were $20,838 for the three months ended March 31, 2024 compared to $25,830 for the three months ended March 31, 2023.The decline is primarily related to reductions in personnel as well as lower incentive compensation expenses.
Technology. Technology expenses were $5,843 for the three months ended March 31, 2024 compared to $6,012 for the three months ended March 31, 2023.
Operating loss. Operating loss was $35,286 for the three months ended March 31, 2024 compared to $17,343 for the three months ended March 31, 2023. The increase in operating loss is primarily associated with the litigation settlement of $17,750 and decline in revenues partially offset by a decline in operating expenses.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $6,178 for the three months ended March 31, 2024 compared to $6,465 for the three months ended March 31, 2023.

Summary of PropTech Investments
As of March 31, 2024, New Valley Ventures had investments (at a carrying value) of approximately $13,112 in PropTech companies. This amounts to approximately 3% of the value of Douglas Elliman’s total assets, which totaled approximately $461 million, as of March 31, 2024.

Liquidity and Capital Resources
Cash, cash equivalents and restricted cash declined by $29,449 to $100,068, which included $8,617 of restricted cash, during the three months ended March 31, 2024 and by $39,778, which included restricted cash of $7,942 during the three months ended March 31, 2023.
Cash used in operations was $27,291 and $31,575 for the three months ended March 31, 2024 and 2023, respectively. The decline in the cash used in the 2024 period was related to the receipt of income tax refunds and lower uses of working capital. This was partially offset by lower operating income in the three months ended March 31, 2024.

Cash used in investing activities was $2,158 and $3,982 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, cash used in investing activities was comprised of capital expenditures of $2,081 and the purchase of investments of $85 in our PropTech business. This was offset by $8 of distributions from our investments in equity securities. For the three months ended March 31, 2023, cash used in investing activities was comprised of capital expenditures of $3,627, and purchase of investments of $355 in our PropTech business.
Our investment philosophy is to maximize return on investments using a reasonable expectation for return when investing in equity-method investments and PropTech investments as well as making capital expenditures.
Cash used in financing activities was $0 and $4,221 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2023, cash used in financing activities was comprised of dividends and distributions on common stock of $4,221 .
We paid a quarterly cash dividend of $0.05 per share from March 2022 to March 2023. On June 12, 2023, we announced that our Board had suspended the quarterly cash dividend, effective immediately. On June 12, 2023, our Board also declared a stock dividend on our common stock of 5%, which was paid on June 30, 2023 to stockholders of record as of the close of business on June 22, 2023. As part of the evaluation of our dividend policy, our Board determined that instating a stock dividend and suspending the quarterly cash dividend was in the best interest of us and our stockholders. This updated dividend policy is intended to strengthen our balance sheet and position us to deliver long-term stockholder returns. The amount and payment of a stock dividend and any quarterly cash dividend are subject to the Board’s regular evaluation of our dividend policy and capital allocation strategy.

Real Estate Brokerage Litigation. On April 26, 2024, we entered into a settlement agreement to resolve all claims on a nationwide basis in the pending class action litigations, Gibson v. NAR, No. 4:23-cv-00788-SRB (W.D. Mo.) and Umpa v. NAR, 4:23-cv-00945-SRB (W.D. Mo.) alleging claims on behalf of sellers against Douglas Elliman Inc. and our subsidiaries. Under the settlement agreement, we agreed to pay $7,750 within 30 business days of preliminary approval of the settlement by the court, as well as two $5,000 contingent payments subject to certain financial contingencies through December 31, 2027. Litigation is subject to uncertainty and it is possible that there could be adverse developments in other pending cases or that more cases, including antitrust lawsuits, could be concerned.
Management cannot predict the cash requirements related to any future settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against the real estate brokerage segment or the costs of defending such cases. It is possible that our consolidated financial position, results of operations or cash flows in any future period could be materially adversely affected by an unfavorable outcome in any such brokerage-related litigation.
We had cash and cash equivalents of approximately $91,451 as of March 31, 2024 and, in addition to any cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make or seek to make other investments, which may limit our liquidity otherwise available.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2024, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of March 31, 2024, we had outstanding approximately $3,000 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. The escrow funds on deposit at the subsidiary were $35,863 and $41,338 as of March 31, 2024 and December 31, 2023, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these deposits.

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

Legislation and Regulation
There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
•severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity,
•the level of our expenses, including our corporate expenses as a standalone public company,
•the tax-free treatment of the Distribution,
•our lack of operating history as a public company and costs associated with being a standalone public company,
•the failure of Vector Group to satisfy its respective obligations under the Transition Services Agreement or other agreements entered into in connection with the Distribution, and
•the additional factors described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission as updated in this report.
Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission.
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

ITEM 1A.         RISK FACTORS

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below:

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
In addition, private litigants have filed several antitrust suits against the NAR and certain real estate brokerage firms, some of which the DOJ has intervened in, that allege certain NAR and MLS rules are anti-competitive under federal and state antitrust laws and result in increased costs to consumers. Certain of these antitrust suits have resulted in settlement agreements, pursuant to which the settling real estate brokerage companies have agreed to injunctive relief that requires those companies to implement practice changes in their brokerage operations. On October 31, 2023, a federal jury in the Western District of Missouri found in favor of a class of plaintiffs of home sellers from April 2015 to June 2022 in three states, and awarded damages of approximately $1.78 billion (which is subject to statutory treble damages) for anticompetitive behavior in violation of federal antitrust laws arising from the NAR’s requirement that sellers’ agents for MLS-listed properties offer to pay a portion of commissions received on the sale of such properties to buyers’ agents (the Sitzer/Burnett case). NAR and certain brokerage defendants have settled the Sitzer/Burnett case. These settlements, which remain subject to final court approval, include both monetary and non-monetary settlement terms, which may impact business practices within the industry. Douglas Elliman is not a defendant in the Sitzer/Burnett case.
Following the federal jury decision in the Sitzer/Burnett case on October 31, 2023, several additional putative class action lawsuits were filed against the NAR and additional real estate brokerage firms, including Douglas Elliman, alleging anticompetitive conduct similar to that in the Sitzer/Burnett case in violation of federal and state antitrust laws, consumer protection claims and allegations of unjust enrichment. Douglas Elliman is presently aware that it is a named defendant in eight such matters in Missouri, Illinois and New York. Douglas Elliman may become involved in additional legal proceedings concerning the same or similar claims. On April 26, 2024, we entered into a settlement agreement (the “Settlement Agreement”) to resolve, on a nationwide basis, the Gibson and Umpa cases (the “Lawsuits”). The settlement resolves all claims on a nationwide basis by the plaintiffs and proposed settlement class members in the Lawsuits, which includes, but is not limited to, all claims concerning brokerage commissions by the proposed settlement class members that were asserted in other lawsuits against us and our subsidiaries (collectively, the “Claims”), and releases us, our subsidiaries, and affiliated agents from all Claims. Under the Settlement Agreement, we agreed to pay, into an escrow fund, $7,750 within 30 business days of preliminary approval of the settlement by the court, as well as two $5,000 contingent payments subject to certain financial contingencies through December 31, 2027. We are unable to reasonably estimate the financial impact of any remaining matters.
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

Our operations are dependent on the efforts, abilities and experience of our employees, and we compete for their services. We have contracts with certain employees that include provisions preventing them from competing with us both during and after the term of our employment contracts with them. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies. On July 9, 2021, President Biden signed an executive order encouraging the Federal Trade Commission (“FTC”) to curtail unfair use of non-compete agreements and other agreements that may unfairly limit worker mobility. While we cannot predict how the initiatives set forth in the executive order will be implemented or, as a result, the impact that the executive order will have on our operations, there is now increased uncertainty regarding the long-term enforceability of our non-compete agreements. In April 2024, the FTC issued a final rule that prohibits employers from entering into non-compete agreements with workers and requires employers to rescind existing non-compete agreements (other than with respect to senior executives). If the final rule becomes effective, our business may be negatively affected. In addition, the New York state legislature passed legislation in 2023 that would have prohibited most non-compete agreements between employers and workers in New York State, although it was not ultimately enacted. It is possible that additional similar legislation may be introduced in the future. We are monitoring developments related to these proposed laws for any potential impact on the arrangements we enter into with third parties, including our real estate agents.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended March 31, 2024. In addition, we did not repurchase any of our equity securities during the three months ended March 31, 2024.
ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

In the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

ITEM 6.    EXHIBITS:

* 10.1	Settlement Agreement, dated April 26, 2024, by and among Douglas Elliman Inc., Douglas Elliman Realty, LLC, the Umpa plaintiffs and the Gibson plaintiffs (incorporated by reference to the Company’s Form 8-K dated April 26, 2024).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).

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

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President and Chief Financial Officer
Date:	May 10, 2024