Form 10-Q
period 2024-06-30
Douglas Elliman Inc.
filed 2024-08-09
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2024

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
☐ Yes ☒ No
    At August 2, 2024, Douglas Elliman Inc. had 91,832,616 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2024	December 31, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$92,864	$119,808
Receivables	27,503	21,809
Agent receivables, net	13,503	11,721
Income taxes receivable, net	—	5,292
Restricted cash and cash equivalents	7,557	7,171
Other current assets	20,032	15,474
Total current assets	161,459	181,275
Property, plant and equipment, net	38,665	39,718
Operating lease right-of-use assets	99,676	108,172
Long-term investments (includes $4,204 and $3,983 at fair value)	11,192	12,871
Contract assets, net	39,277	36,040
Goodwill	32,230	32,230
Other intangible assets, net	72,634	72,964
Deferred income taxes, net	—	977
Equity-method investments	1,970	1,960
Other assets	6,827	7,212
Total assets	$463,930	$493,419
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liability	20,533	22,235
Income taxes payable, net	337	—
Accounts payable	2,725	6,136
Commissions payable	23,405	24,561
Accrued salaries and benefits	3,369	12,912
Contract liabilities	14,831	11,234
Other current liabilities	25,672	20,171
Total current liabilities	90,872	97,249
Non-current operating lease liabilities	103,165	110,705
Contract liabilities	62,075	51,178
Litigation settlement	10,000	—
Other liabilities	310	133
Total liabilities	266,422	259,265
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 91,714,666 and 87,925,412 shares issued and outstanding	917	879
Additional paid-in capital	286,685	279,904
Accumulated deficit	(90,691)	(47,552)
Total Douglas Elliman Inc. stockholders' equity	196,911	233,231
Non-controlling interest	597	923
Total stockholders' equity	197,508	234,154
Total liabilities and stockholders' equity	$463,930	$493,419

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Commissions and other brokerage income	$272,313	$262,489	$460,578	$464,525
Property management	9,694	9,375	18,741	18,152
Other ancillary services	3,744	4,048	6,671	7,217
Total revenues	285,751	275,912	485,990	489,894

Expenses:
Real estate agent commissions	216,457	204,802	365,473	360,904
Sales and marketing	22,153	22,161	43,451	43,400
Operations and support	17,999	17,324	36,798	36,217
General and administrative	24,855	31,259	51,871	63,554
Technology	5,433	6,163	11,276	12,175
Depreciation and amortization	1,929	1,993	3,910	4,032
Litigation settlement	—	—	17,750	—
Restructuring	598	507	598	1,717
Operating loss	(3,673)	(8,297)	(45,137)	(32,105)

Other income (expenses):
Interest income, net	1,048	1,370	2,424	2,475
Equity in losses from equity-method investments	(2)	(80)	(13)	(153)
Investment and other gains	1,020	536	629	82
Loss before provision for income taxes	(1,607)	(6,471)	(42,097)	(29,701)
Income tax expense (benefit)	173	(1,293)	1,368	(6,683)

Net loss	(1,780)	(5,178)	(43,465)	(23,018)

Net loss (income) attributed to non-controlling interest	116	(41)	326	175

Net loss attributed to Douglas Elliman Inc.	$(1,664)	$(5,219)	$(43,139)	$(22,843)

Per basic common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.02)	$(0.06)	$(0.52)	$(0.28)

Per diluted common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.02)	$(0.06)	$(0.52)	$(0.28)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of April 1, 2024	91,535,412	$915	$283,223	$(89,027)	$713	$195,824
Net loss	—	—	—	(1,664)	(116)	(1,780)
Restricted stock grants	407,800	4	(4)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(9,921)	—	(11)	—	—	(11)
Restricted stock grant cancelled	(218,625)	(2)	2	—	—	—
Stock-based compensation	—	—	3,475	—	—	3,475
Balance as of June 30, 2024	91,714,666	$917	$286,685	$(90,691)	$597	$197,508

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of April 1, 2023	84,416,022	$844	$271,678	$(22,624)	$1,321	$251,219
Net (loss) income	—	—	—	(5,219)	41	(5,178)
Distributions and dividends on common stock	(372)	—	(1)	—	—	(1)
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(3,935)	—	(11)	—	—	(11)
Effect of stock dividend	4,220,604	42	(42)	—	—	—
Stock-based compensation	—	—	3,401	—	—	3,401
Balance as of June 30, 2023	88,632,319	$886	$275,025	$(27,843)	$1,362	$249,430

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2024	87,925,412	$879	$279,904	$(47,552)	$923	$234,154
Net loss	—	—	—	(43,139)	(326)	(43,465)
Restricted stock grants	4,017,800	40	(40)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(9,921)	—	(11)	—	—	(11)
Restricted stock grant cancelled	(218,625)	(2)	2	—	—	—
Stock-based compensation	—	—	6,830	—	—	6,830
Balance as of June 30, 2024	91,714,666	$917	$286,685	$(90,691)	$597	$197,508

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2023	80,881,022	$809	$273,111	$(5,000)	$1,537	$270,457
Net loss	—	—	—	(22,843)	(175)	(23,018)
Distributions and dividends on common stock ($0.05 per share)	(372)	—	(4,222)	—	—	(4,222)
Restricted stock grants	3,535,000	35	(35)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(3,935)	—	(11)	—	—	(11)
Effect of stock dividend	4,220,604	42	(42)	—	—	—
Stock-based compensation	—	—	6,224	—	—	6,224
Balance as of June 30, 2023	88,632,319	$886	$275,025	$(27,843)	$1,362	$249,430
The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(43,465)	$(23,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,910	4,032
Non-cash stock-based compensation expense	6,830	6,224
Loss on sale of assets	205	—
Deferred income taxes	977	(6,682)
Net gains on investment securities	(629)	(82)
Equity in losses from equity-method investments	13	153
Non-cash lease expense	10,991	10,877
Provision for credit losses	2,243	2,750
Changes in assets and liabilities:
Receivables	(9,719)	(5,358)
Income taxes receivables, net	5,629	(100)
Accounts payable and accrued liabilities	934	14,148
Operating right-of-use assets and operating lease liabilities, net	(11,737)	(11,414)
Accrued salary and benefits	(9,543)	(11,709)
Litigation settlement	10,000	—
Other	7,388	(2,961)
Net cash used in operating activities	(25,973)	(23,140)
Cash flows from investing activities:
Purchase of debt securities	—	(25)
Proceeds from sale or liquidation of long-term investments	2,523	408
Purchase of equity securities	—	(300)
Purchase of long-term investments	(185)	(180)
Capital expenditures	(2,967)	(4,614)
Net cash used in investing activities	(629)	(4,711)
Cash flows from financing activities:
Dividends on common stock	—	(4,222)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(11)	(11)
Net cash used in financing activities	(11)	(4,233)
Net decrease in cash, cash equivalents and restricted cash	(26,613)	(32,084)
Cash, cash equivalents and restricted cash, beginning of period	129,517	171,382
Cash, cash equivalents and restricted cash, end of period	$102,904	$139,298

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology, or PropTech, companies. The condensed consolidated financial statements of Douglas Elliman include the accounts of DER Holdings LLC and New Valley Ventures LLC (“New Valley Ventures”), directly and indirectly wholly owned subsidiaries of the Company, respectively. DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc., which are engaged in the residential real estate brokerage business with their subsidiaries. The operations of New Valley Ventures consist of minority investments in innovative and cutting-edge PropTech companies.
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
(d) Loss Per Share (“EPS”):
The Company has restricted stock awards which will provide dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The participating securities holders do not participate in the Company’s net losses. There were no outstanding non-participating securities during the three and six months ended June 30, 2024 and 2023, respectively. The Company paid a cash dividend during each of the quarters beginning with the quarter ended March 31, 2022 through March 31, 2023.
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend distributed to Company stockholders on June 30, 2023. All per-share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividend.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss attributed to Douglas Elliman Inc.	$(1,664)	$(5,219)	$(43,139)	$(22,843)
Income attributable to participating securities	—	—	—	(307)
Net loss available to common stockholders attributed to Douglas Elliman Inc.	$(1,664)	$(5,219)	$(43,139)	$(23,150)
Basic EPS is computed by dividing net loss available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted-average shares for basic and diluted EPS	83,336,516	82,195,791	83,335,308	82,194,781
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$92,864	$119,808
Restricted cash and cash equivalents included in current assets	7,557	7,171
Restricted cash and cash equivalents included in other assets	2,483	2,538
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$102,904	$129,517
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
In the quarterly period ended December 31, 2023, the Company utilized third-party valuation specialists to prepare a quantitative assessment of goodwill and trademark intangible assets related to Douglas Elliman, based on the current market conditions in the residential real estate brokerage industry. The quantitative assessments did not result in impairment charges to goodwill or to the trademark intangible assets as of December 31, 2023. The Company performed a qualitative assessment as of June 30, 2024, which did not result in impairment charges related to its goodwill or trademark. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value and current market conditions continue to deteriorate, additional impairment charges could result in future periods, and such impairment charges could be material.
(g) Related Party Transactions:
Agreements with Vector Group Ltd. (“Vector Group”). The Company paid Vector Group $1,050 and $2,100 under the Transition Services Agreement during the three and six months ended June 30, 2024 and 2023, respectively. The Company paid Vector Group $1,000 and $1,595 under the Aircraft Lease Agreements during the three and six months ended June 30, 2024, respectively, and $734 and $1,296 for the three and six months ended June 30, 2023, respectively.
Real estate commissions. Real estate commissions include commissions of approximately $793 and $2,017 for the three and six months ended June 30, 2024, respectively, and $0 and $842 for the three and six months ended June 30, 2023, respectively, from projects where the Company has been engaged by certain developers as the sole broker or the co-broker for real estate development projects that Vector Group owns an interest in through its real estate venture investments.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h) Investment and Other Gains:
Investment and other gains consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net gains recognized on PropTech convertible trading debt securities	$—	$540	$—	$188
Net unrealized gains (losses) recognized on long-term investments at fair value	39	(4)	128	(106)
Net gains recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	981	—	501	—
Investment and other gains	$1,020	$536	$629	$82
(i) Restructuring:
Employee severance and benefits expensed for the six months ended June 30, 2023 relate entirely to the reduction in staff and are cash charges. The amount expensed for the six months ended June 30, 2023 was $1,717 and was included in Restructuring expense in the Company’s condensed consolidated statements of operations. The following table presents the changes in the employee severance and benefits liability under the Real Estate Brokerage segment restructuring plan for the six months ended June 30, 2024:

Employee Severance and Benefits
Severance liability balance at January 1, 2024	$767
Severance expense	598
Severance payments	(860)
Severance liability at June 30, 2024	$505
(j) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income; therefore, no statement of Comprehensive Income is included in the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(k) Subsequent Events:
The Company has evaluated subsequent events through August 9, 2024, the date the financial statements were issued. On July 2, 2024, the Company issued $50,000 in aggregate principal amount of senior secured convertible notes (the “Convertible Notes”) due on July 2, 2029 to funds advised by Kennedy Lewis Investment Management LLC (“KLIM”). The Convertibles Notes bear interest at a rate of 7.0% per annum payable in cash, or, at the Company’s election, 8.0% per annum paid in kind, due semi-annually. The Convertible Notes are convertible into common stock at an initial conversion rate equal to $1.50 per share, subject to certain customary anti-dilution adjustments. The Company intends to use the net proceeds from the sale of the Convertible Notes for general corporate purposes.
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
(m) SEC Rule Changes:
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
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended June 30, 2024
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$78,786	$50,620	$78,082	$53,685	$261,173
Commission and other brokerage income - development marketing	6,202	156	3,597	1,185	11,140
Property management revenue	9,508	186	—	—	9,694
Escrow and title fees	210	108	19	3,407	3,744
Total revenue	$94,706	$51,070	$81,698	$58,277	$285,751

	Three Months Ended June 30, 2023
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$82,448	$48,948	$66,889	$50,095	$248,380
Commission and other brokerage income - development marketing	6,900	242	6,217	750	14,109
Property management revenue	9,195	180	—	—	9,375
Escrow and title fees	526	227	—	3,295	4,048
Total revenue	$99,069	$49,597	$73,106	$54,140	$275,912

	Six Months Ended June 30, 2024
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$128,026	$85,206	$135,712	$93,938	$442,882
Commission and other brokerage income - development marketing	10,921	221	4,922	1,632	17,696
Property management revenue	18,354	387	—	—	18,741
Escrow and title fees	421	257	19	5,974	6,671
Total revenue	$157,722	$86,071	$140,653	$101,544	$485,990

	Six Months Ended June 30, 2023
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$140,246	$82,053	$121,343	$87,994	$431,636
Commission and other brokerage income - development marketing	14,663	861	16,277	1,088	32,889
Property management revenue	17,775	377	—	—	18,152
Escrow and title fees	925	437	—	5,855	7,217
Total revenue	$173,609	$83,728	$137,620	$94,937	$489,894
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2024	December 31, 2023

Receivables, which are included in receivables	$2,114	$1,846
Contract assets, net, which are included in other current assets	8,899	6,030
Contract assets, net, which are in other assets	39,277	36,040
Payables, which are included in commissions payable	1,552	1,357
Contract liabilities, which are in current liabilities	14,831	11,234
Contract liabilities, which are in other liabilities	62,075	51,178
The Company recognized revenue of $3,053 ($2,163 of consulting, administration and net commissions) and $4,216 ($2,987 of consulting, administration and net commissions) for the three and six months ended June 30, 2024, respectively, that were included in the contract liabilities balances at December 31, 2023. The Company recognized revenue of $7,568 ($4,847 of consulting, administration and net commissions) and $11,362 ($6,461 of consulting, administration and net commissions) for the three and six months ended June 30, 2023, respectively, that were included in the contract liabilities balances at December 31, 2022.

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $5,506 and $5,575 at June 30, 2024 and December 31, 2023, respectively.
The following table summarizes changes in the allowance for credit losses for the six months ended June 30, 2024:

	January 1, 2024	Current Period Provision		Write-offs	Recoveries	June 30, 2024
Allowance for credit losses:

Real estate broker agent receivables	$5,575	$2,242	(1)	$2,311	$—	$5,506
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

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.    LEASES
The Company has operating leases for corporate and sales offices and equipment. The components of lease expense, which were included in Sales and marketing expense on the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease cost	$7,682	$8,320	$16,260	$16,645
Short-term lease cost	193	375	449	653
Variable lease cost	1,072	1,052	2,061	2,130
Less: Sublease income	(31)	(156)	(87)	(309)
Total lease cost	$8,916	$9,591	$18,683	$19,119
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$17,020	$17,231

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,469	6,296
Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	6.14	6.38

Weighted average discount rate:
Operating leases	8.66%	8.63%
As of June 30, 2024, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2024	$15,720
2025	28,886
2026	26,263
2027	23,224
2028	20,266
2029	16,214
Thereafter	31,049
Total lease payments	161,622
Less imputed interest	(37,924)
Total	$123,698

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2024, the Company had $86 undiscounted lease payments relating to real estate leases that have not yet commenced. The operating leases will commence in the third quarter of 2024 with lease terms ranging between 1.4 years and 1.5 years.

5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	June 30, 2024	December 31, 2023
PropTech convertible trading debt securities	$1,162	$1,162
Long-term investment securities at fair value (1)	3,042	2,821
PropTech investments at cost	8,150	8,888
PropTech investments under equity method	565	570
Total investments	12,919	13,441
Less PropTech current convertible trading debt securities (2)	1,162	—
Less PropTech investments accounted for under the equity method (3)	565	570
Total long-term investments	$11,192	$12,871
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These amounts are included in “Other current assets” on the condensed consolidated balance sheets.
(3) These amounts are included in “Equity-method investments” on the condensed consolidated balance sheets.
Net realized and unrealized gains recognized on long-term investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net realized gains recognized on PropTech convertible trading debt securities	$—	$540	$—	$188
Net unrealized gains (losses) recognized on long-term investments at fair value	39	(4)	128	(106)
Net gains recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	981	—	501	—
Net realized and unrealized gains recognized on long-term investment securities	$1,020	$536	$629	$82
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The remaining convertible note matures in February 2025.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized gains (losses) recognized in net loss on long-term investment securities at fair value during the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net unrealized gains (losses) recognized on long-term investment at fair value	$39	$(4)	$128	$(106)

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company has unfunded commitments of $733 related to long-term investment securities at fair value as of June 30, 2024.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies as of June 30, 2024. The total carrying value of equity securities without readily determinable fair values that do not qualify for the NAV practical expedient was $8,150 as of June 30, 2024 and $8,888 at December 31, 2023, respectively. The Company recorded an impairment of $489 for the six months ended June 30, 2024. The impairment was included in “Investment and other gains” on the condensed consolidated statements of operations. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and six months ended June 30, 2023.

6. EQUITY METHOD INVESTMENTS
Equity method investments consisted of the following:

	June 30, 2024	December 31, 2023
Ancillary services ventures	$1,970	$1,960
At June 30, 2024, the Company’s ownership percentages in these investments ranged from 5.9% to 50.0%; therefore, the Company accounts for these investments under the equity method of accounting.

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

Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was $1,970 as of June 30, 2024.

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
In October 2023, individual plaintiffs filed an action on behalf of a putative national class of home sellers from October 2019 through the present in the Western District of Missouri against the National Association of Realtors (“NAR”) and certain real estate brokerage firms, including the Company, alleging anticompetitive behavior in violation of federal antitrust laws arising from the NAR’s requirement that sellers’ agents for Multiple Listing Service (“MLS”) listed properties offer to pay a portion of commissions received on the sale of such properties to buyers’ agents (the Gibson case).
In November 2023, additional individual plaintiffs filed an action on behalf of a putative national class of home buyers in the Northern District of Illinois against certain real estate brokerage firms, including the Company, alleging anticompetitive behavior, in violation of antitrust laws, and state consumer protection laws, as well as asserting an unjust enrichment claim (the Batton case). In June 2024, plaintiffs voluntarily dismissed this action without prejudice. Thereafter, on June 11, 2024, plaintiffs’ counsel from the Batton case added the Company to a previously filed action on behalf of a putative national class of home buyers in the Southern District of Florida (the Lutz case). The allegations and claims in the Lutz case are similar to the Batton case.
In November 2023, additional individual plaintiffs filed an action on behalf of a putative class of home sellers in Manhattan from November 2019 through the present in the Southern District of New York against certain real estate brokerage firms, including the Company, alleging anticompetitive behavior, similar to the Gibson case, in violation of federal antitrust and state antitrust laws, as well as asserting an unjust enrichment claim (the March case).
In December 2023, individual plaintiffs filed an action on behalf of a putative class of home sellers in certain parts of Brooklyn from January 2020 through present in the Eastern District of New York against certain real estate brokerage firms, including the Company, alleging anticompetitive behavior, similar to the March case, in violation of federal antitrust and state antitrust laws. On January 18, 2024, the case was voluntarily dismissed and refiled in the Southern District of New York (the Friedman case).
In December 2023, individual plaintiffs filed an action on behalf of a putative national class of home sellers (with certain markets excluded) from December 2019 through present in the Western District of Missouri against certain real estate brokerage firms, including the Company and Douglas Elliman Realty, LLC, alleging anticompetitive behavior, similar to the Gibson case, in violation of federal antitrust laws (the Umpa case). On April 23, 2024, the District Court in the Western District of Missouri consolidated the Umpa case into the Gibson case.
In January 2024, an individual plaintiff filed an action on behalf of a putative class of home sellers in Nevada from January 2020 through the present in the District of Nevada against certain real estate trade associations and MLSs, alleging anticompetitive behavior, similar to the Gibson case, in violation of federal antitrust and state unfair trade practices laws (the Whaley case). On January 25, 2024, the plaintiff filed an amended complaint that added one of the Company’s brokerage subsidiaries, among other real estate brokerage firms, as a defendant in the action.
Multidistrict Litigation. In December 2023, the Gibson and Umpa plaintiffs moved to transfer and centralize nine actions, including the Gibson, Umpa, and March cases in the Western District of Missouri. In response, NAR moved to consolidate all real estate commission antitrust cases, including all of the cases that the Gibson and Umpa plaintiffs sought to consolidate, as well as Batton, Friedman, March, and Whaley, and several other actions in which the Company is not named as a defendant, in the Northern District of Illinois. Many of the defendants opposed plaintiffs’ motion to transfer and centralize the antitrust actions. The Judicial Panel on Multidistrict Litigation denied the motion on March 28, 2024, with leave to refile at a later date.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In April 2024, the Company entered into a settlement agreement (the “Settlement Agreement”) to resolve, on a nationwide basis, the Gibson and Umpa cases (the “Lawsuits”). On April 30, 2024, the Court in the now-consolidated Gibson case (which includes the Umpa case) preliminarily approved the settlement, preliminarily certified the proposed settlement class and stayed the case as against the Company pending final approval of the Settlement Agreement. The final approval hearing for the settlement will take place on October 31, 2024.
After preliminary approval, the Company obtained stays of the remaining actions against it, other than the Lutz case.
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
Under the Settlement Agreement, the Company paid into an escrow fund $7,750 on June 12, 2024, and agreed to pay two $5,000 contingent payments subject to certain financial contingencies on or before December 31, 2027 (collectively, the “Settlement Amount”). The contingent payments may be accelerated under certain circumstances. The Company recognized an expense of $17,750 for the six months ended June 30, 2024.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.    INCOME TAXES
ASC 740, Income Taxes, requires the Company to establish a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. If such determination is made and future losses are incurred over the period in which the net deferred tax assets are deductible, the Company believes it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result will be required to maintain a valuation allowance for the full amount of the deferred tax assets. During the three months ending June 30, 2024, the Company analyzed the likelihood of utilizing its deferred tax assets and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result established a valuation allowance for the full amount of the deferred tax assets. The Company’s income tax expense (benefit) and valuation allowance consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Loss before provision for income taxes	$(1,607)	$(6,471)	$(42,097)	$(29,701)
Income tax benefit	(330)	(1,456)	(8,630)	(6,683)
Changes in effective tax rates	—	163	—	—
Current period valuation allowance	503	—	9,021	—
Change in prior year valuation allowance	—	—	977	—
Income tax expense (benefit)	$173	$(1,293)	$1,368	$(6,683)

9.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$42,262	$42,262	$—	$—
U.S. treasury bills (2)	41,898	41,898	—	—
Certificates of deposit (3)	507	—	507	—
PropTech convertible trading debt securities	1,162	—	—	1,162
Long-term investments
Long-term investment securities at fair value (4)	3,042	—	—	—
Total assets	$88,871	$84,160	$507	$1,162

Nonrecurring fair value measurements
Long-term investments (5)	$—			$—	$(489)
	$—			$—	$(489)
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $7,557 that is included in current restricted cash and cash equivalents and $2,483 that is included in non-current restricted assets within Other assets.
(2)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets.
(3)Amounts included in Other assets on the condensed consolidated balance sheets.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(4)In accordance with ASC Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.
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
(4)In accordance with ASC Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.
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
The long-term investments are based on NAV per share provided by the partnerships based on the indicated market value of the underlying assets or investment portfolio. In accordance with ASC Subtopic 820-10, these investments are not classified under the fair value hierarchy disclosed above because they are measured at fair value using the NAV practical expedient.
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows as of June 30, 2024:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2024	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,162	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2025
			Volatility	40.25%
			Discount rate	30.37%

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2024 and December 31, 2023, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    SEGMENT INFORMATION
The Company’s business segments were Real Estate Brokerage and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the three and six months ended June 30, 2024 and 2023 were as follows:

	Real Estate Brokerage		Corporate and Other	Total
Three months ended June 30, 2024
Revenues	$285,751		$—	$285,751
Operating income (loss)	2,947	(1)	(6,620)	(3,673)
Adjusted EBITDA attributed to Douglas Elliman (3)	6,632		(4,273)	2,359
Depreciation and amortization	1,929		—	1,929

Three months ended June 30, 2023
Revenues	$275,912		$—	$275,912
Operating loss	(1,014)	(2)	(7,283)	(8,297)
Adjusted EBITDA attributed to Douglas Elliman (3)	2,481		(5,043)	(2,562)
Depreciation and amortization	1,993		—	1,993

Six months ended June 30, 2024
Revenues	$485,990		$—	$485,990
Operating loss	(32,339)	(4)	(12,798)	(45,137)
Adjusted EBITDA attributed to Douglas Elliman (3)	(7,566)		(8,321)	(15,887)
Depreciation and amortization	3,910		—	3,910
Capital expenditures	2,967		—	2,967

Six months ended June 30, 2023
Revenues	$489,894		$—	$489,894
Operating loss	(18,357)	(5)	(13,748)	(32,105)
Adjusted EBITDA attributed to Douglas Elliman (3)	(10,503)		(9,704)	(20,207)
Depreciation and amortization	4,032		—	4,032
Capital expenditures	4,614		—	4,614
_____________________________
(1) Operating income includes $598 of restructuring expense.
(2)    Operating loss includes $507 of restructuring expense.
(3)    The following table reconciles operating income to Adjusted EBITDA attributed to Douglas Elliman for the three and six months ended June 30, 2024 and 2023.
(4) Operating loss includes $17,750 of litigation settlement and $598 of restructuring expense.
(5)     Operating loss includes $1,717 of restructuring expense.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Real estate brokerage segment
Operating income (loss)	$2,947	$(1,014)	$(32,339)	$(18,357)
Depreciation and amortization	1,929	1,993	3,910	4,032
Stock-based compensation	1,128	1,161	2,353	2,180
Litigation settlement	—	—	17,750	—
Restructuring	598	507	598	1,717
Adjusted EBITDA	6,602	2,647	(7,728)	(10,428)
Adjusted EBITDA attributed to non-controlling interest	30	(166)	162	(75)
Adjusted EBITDA attributed to Douglas Elliman	$6,632	$2,481	$(7,566)	$(10,503)

Corporate and other segment
Operating loss	$(6,620)	$(7,283)	$(12,798)	$(13,748)
Stock-based compensation	2,347	2,240	4,477	4,044
Adjusted EBITDA attributed to Douglas Elliman	$(4,273)	$(5,043)	$(8,321)	$(9,704)

11. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $34,314 and $41,338 as of June 30, 2024 and December 31, 2023, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these deposits.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Audited Consolidated Financial Statements as of and for the year ended December 31, 2023 and Notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”), and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period and six months ended June 30, 2024.

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

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman, Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the last twelve months ended June 30, 2024 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

Key Business Metrics

	Last twelve months ended	Six months ended June 30,		Year ended December 31, 2023
	June 30, 2024	2024	2023
Key Business Metrics
Total transactions (1)	21,297	10,362	10,671	21,606
Gross transaction value (in billions) (2)	$35.0	$17.8	$17.2	$34.4
Average transaction value per transaction (in thousands) (3)	$1,642.7	$1,718.7	$1,614.3	$1,592.3
Number of Principal Agents (4)	5,107	5,107	5,386	5,150
Annual Retention (5)	88%	N/A	N/A	92%
Net loss attributed to Douglas Elliman Inc.	$(62,848)	$(43,139)	$(22,843)	$(42,552)
Net loss income margin	(12.93)%	(8.88)%	(4.66)%	(4.45)%
Adjusted EBITDA attributed to Douglas Elliman	$(36,373)	$(15,887)	$(20,207)	$(40,693)
Adjusted EBITDA attributed to Douglas Elliman Margin	(7.48)%	(3.27)%	(4.12)%	(4.26)%
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
Reconciliations of these non-GAAP measures are provided in the table below.

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Last twelve months ended	Six months ended June 30,		Year ended December 31, 2023
	June 30, 2024	2024	2023
Net loss attributed to Douglas Elliman Inc.	$(62,848)	$(43,139)	$(22,843)	$(42,552)
Interest income, net	(5,762)	(2,424)	(2,475)	(5,813)
Income tax (benefit) expense	(7,002)	1,368	(6,683)	(15,053)
Net loss attributed to non-controlling interest	(765)	(326)	(175)	(614)
Depreciation and amortization	7,904	3,910	4,032	8,026
Stock-based compensation (a)	13,681	6,830	6,224	13,075
Equity in losses from equity method investments (b)	28	13	153	168
Litigation settlement (c)	17,750	17,750	—	—
Restructuring	1,258	598	1,717	2,377
Other, net	(1,180)	(629)	(82)	(633)
Adjusted EBITDA	(36,936)	(16,049)	(20,132)	(41,019)
Adjusted EBITDA attributed to non-controlling interest	563	162	(75)	326
Adjusted EBITDA attributed to Douglas Elliman	$(36,373)	$(15,887)	$(20,207)	$(40,693)

Real estate brokerage segment
Operating loss	$(50,751)	$(32,339)	$(18,357)	$(36,769)
Depreciation and amortization	7,904	3,910	4,032	8,026
Stock-based compensation	4,712	2,353	2,180	4,539
Litigation settlement (c)	17,750	17,750	—	—
Restructuring	1,258	598	1,717	2,377
Adjusted EBITDA	(19,127)	(7,728)	(10,428)	(21,827)
Adjusted EBITDA attributed to non-controlling interest	563	162	(75)	326
Adjusted EBITDA attributed to Douglas Elliman	$(18,564)	$(7,566)	$(10,503)	$(21,501)

Corporate and other segment
Operating loss	$(26,778)	$(12,798)	$(13,748)	$(27,728)
Stock-based compensation	8,969	4,477	4,044	8,536
Adjusted EBITDA attributed to Douglas Elliman	$(17,809)	$(8,321)	$(9,704)	$(19,192)

Total adjusted EBITDA attributed to Douglas Elliman	$(36,373)	$(15,887)	$(20,207)	$(40,693)
_____________________________
(a)Represents amortization of stock-based compensation. $4,712, $2,353, $2,180, and $4,539 are attributable to the Real estate brokerage segment for the last twelve months ended June 30, 2024, the six months ended June 30, 2024, and 2023, and the year ended December 31, 2023, respectively. $8,969, $4,477, $4,044, and $8,536 are attributable to the Corporate and other segment for the last twelve months ended June 30, 2024, the six months ended June 30, 2024, and 2023, and the year ended December 31, 2023, respectively.
(b)Represents equity in losses recognized from the Company’s investment in an equity method investment that is accounted for under the equity method and is not consolidated in the Company’s financial results.
(c)Represents the settlement of litigation related to the resolution on a nationwide basis of pending class action litigations against NAR and the Company.

Recent Developments
Convertible Debt. On July 2, 2024, we issued $50,000 in aggregate principal amount of senior secured convertible notes due on July 2, 2029 (the “Convertible Notes”) to funds advised by KLIM. The Convertibles Notes bear interest at a rate of 7.0% per annum payable in cash, or, at the our election, 8.0% per annum paid in kind, due semi-annually. The convertible notes are convertible into common stock at an initial conversion rate equal to $1.50 per share, subject to certain customary anti-dilution adjustments. We intend to use the net proceeds from the sale of the Convertible Notes for general corporate purposes.
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
Under the Settlement Agreement, we paid $7,750, into an escrow fund, on June 12, 2024 and agreed to pay two $5,000 contingent payments subject to certain financial contingencies on or before December 31, 2027 (collectively, the “Settlement Amount”). The contingent payments may be accelerated under certain circumstances. We recognized an expense of $17,750 in the six months ended June 30, 2024.
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
During the six months ended June 30, 2024, our real estate brokerage segment reduced its operating expenses, excluding commissions, litigation settlement, restructuring expenses and non-cash stock compensation expenses by approximately $11,300 (7.9%) as compared to the corresponding period in 2023. These reductions during the six months ended June 30, 2024 included approximately $10,700 of general and administrative expenses.
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

Three months ended June 30, 2024 Compared to the Three months ended June 30, 2023
The following table sets forth our revenue and operating (loss) income by segment for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$285,751	$275,912

Operating (loss) income by segment:
Real estate brokerage segment	$2,947	$(1,014)
Corporate and other segment	(6,620)	(7,283)
Total operating loss	$(3,673)	$(8,297)

Real estate brokerage segment
Operating income (loss)	$2,947	$(1,014)
Depreciation and amortization	1,929	1,993
Restructuring	598	507
Stock-based compensation	1,128	1,161
Adjusted EBITDA	6,602	2,647
Adjusted EBITDA attributed to non-controlling interest	30	(166)
Adjusted EBITDA attributed to Douglas Elliman	$6,632	$2,481

Corporate and other segment
Operating loss	$(6,620)	$(7,283)
Stock-based compensation	2,347	2,240
Adjusted EBITDA attributed to Douglas Elliman	$(4,273)	$(5,043)
Revenues. Our revenues were $285,751 for the three months ended June 30, 2024 compared to $275,912 for the three months ended June 30, 2023. The $9,839 increase in revenues was primarily due to increases in commission and other brokerage revenues which primarily related to increases in revenues from existing home sales.
Operating expenses. Our operating expenses were $289,424 for the three months ended June 30, 2024 compared to $284,209 for the three months ended June 30, 2023. The increase of $5,215 was due primarily to an increase in real estate agent commissions of $11,655 arising primarily from increases in commissions and other brokerage revenue partially offset by declines in general and administrative expenses.
Operating loss. Operating loss was $3,673 for the three months ended June 30, 2024 compared to $8,297 for the same period in 2023. The $4,624 decline in operating loss was due to the net impact of increases in commission and other brokerage revenues partially offset by the increases in operating expenses.
Other income. Other income was $2,066 for the three months ended June 30, 2024 compared to $1,826 for the three months ended June 30, 2023. For the three months ended June 30, 2024, other income primarily consisted of interest income, net of $1,048, investment and other income, primarily associated with our PropTech investments of $1,020. This was partially offset by equity in losses from equity method investments of $2.
Loss before provision for income taxes. Loss before income taxes was $1,607 and $6,471 for the three months ended June 30, 2024 and 2023, respectively.
Income tax expense (benefit). Income tax expense was $173 compared to income tax benefit of $1,293 for the three months ended June 30, 2024 and 2023, respectively.

We calculate our provision for income taxes based upon our estimate of the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as current information becomes available.
Real Estate Brokerage.
The following table sets forth our condensed consolidated statements of operations data for the Real Estate Brokerage segment for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024		2023
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$272,313	95.3%	$262,489	95.1%
Property management	9,694	3.4%	9,375	3.4%
Other ancillary services	3,744	1.3%	4,048	1.5%
Total revenues	$285,751	100%	$275,912	100%

Operating expenses:
Real estate agent commissions	$216,457	75.8%	$204,802	74.2%
Sales and marketing	22,153	7.8%	22,161	8.0%
Operations and support	17,999	6.3%	17,324	6.3%
General and administrative	18,235	6.4%	23,976	8.7%
Technology	5,433	1.9%	6,163	2.2%
Depreciation and amortization	1,929	0.7%	1,993	0.7%
Restructuring	598	0.2%	507	0.2%
Operating income (loss)	$2,947	1.0%	$(1,014)	(0.4)%
Revenues. Our revenues were $285,751 for the three months ended June 30, 2024 compared to $275,912 for the three months ended June 30, 2023. The increase of $9,839 was primarily related to an increase in our commission and other brokerage income, as a result of an increase in revenues from existing home sales.
Our revenues from commission and other brokerage income were $272,313 for the three months ended June 30, 2024 compared to $262,489 for the three months ended June 30, 2023, an increase of $9,824. In the three months ended June 30, 2024, our commission and other brokerage income generated from the sales of existing homes increased by $11,193 in the Florida market, $3,590 in the West region, and $1,672 in the Northeast region, which excludes New York City. This was partially offset by declines of $3,662 in New York City. In addition, our revenues from Development Marketing declined by $2,969 in the 2024 period compared to the 2023 period.
Operating Expenses. Our operating expenses were $282,804 for the three months ended June 30, 2024 compared to $276,926 for the three months ended June 30, 2023, an increase of $5,878, due primarily to increases in real estate brokerage commissions, partially offset by reductions in general and administrative and technology expenses. The primary components of operating expenses are described below.
Real Estate Agent Commissions. As a result of increases in our commissions and other brokerage income, our real estate agent commissions expense was $216,457 for the three months ended June 30, 2024 compared to $204,802 for the three months ended June 30, 2023. Real estate agent commissions expense, as a percentage of revenues, increased to 75.8% for the three months ended June 30, 2024 compared to 74.2% for the three months ended June 30, 2023. The increase in real estate agent commissions expense as a percentage of revenue in the 2024 period was primarily driven by a higher percentage of revenues being generated in the Southeast (Florida), which traditionally pay higher commission rates than other regions, as well as a lower percentage of commission revenues derived from Development Marketing, which generally pays lower commission rates.
Sales and Marketing. Sales and marketing expenses were $22,153 for the three months ended June 30, 2024 compared to $22,161 for the three months ended June 30, 2023.
Operations and support. Operations and support expenses were $17,999 for the three months ended June 30, 2024 compared to $17,324 for the three months ended June 30, 2023. The increase is primarily related to an increase in legal expense in the 2024 period.

General and administrative. General and administrative expenses were $18,235 for the three months ended June 30, 2024 compared to $23,976 for the three months ended June 30, 2023. The decline is primarily related to reductions in personnel as well as lower incentive compensation expense in the 2024 period.
Technology. Technology expenses were $5,433 for the three months ended June 30, 2024 compared to $6,163 for the three months ended June 30, 2023. The decline resulted from continued expense reduction efforts in 2024, which included the negotiation of existing licensing agreements in an effort to improve our technology efficiency
Operating income (loss). Operating income was $2,947 for the three months ended June 30, 2024 compared to operating loss of $1,014 for the three months ended June 30, 2023. The increase in operating income is primarily associated with the net impact of increased commission and other brokerage revenues and partially offset by increases in operating expenses.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $6,620 for the three months ended June 30, 2024 compared to $7,283 for the three months ended June 30, 2023. The decline was primarily attributable to a decline in operating expenses.
Six months ended June 30, 2024 Compared to Six months ended June 30, 2023
The following table sets forth our revenue and operating loss by segment for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$485,990	$489,894

Operating loss by segment:
Real estate brokerage segment	$(32,339)	$(18,357)
Corporate and other segment	(12,798)	(13,748)
Total operating loss	$(45,137)	$(32,105)

Real estate brokerage segment
Operating loss	$(32,339)	$(18,357)
Depreciation and amortization	3,910	4,032
Litigation settlement	17,750	—
Restructuring	598	1,717
Stock-based compensation	2,353	2,180
Adjusted EBITDA	(7,728)	(10,428)
Adjusted EBITDA attributed to non-controlling interest	162	(75)
Adjusted EBITDA attributed to Douglas Elliman	$(7,566)	$(10,503)

Corporate and other segment
Operating loss	$(12,798)	$(13,748)
Stock-based compensation	4,477	4,044
Adjusted EBITDA attributed to Douglas Elliman	$(8,321)	$(9,704)

Revenues. Our revenues were $485,990 for the six months ended June 30, 2024 compared to $489,894 for the six months ended June 30, 2023. The $3,904 decline in revenues was primarily due to a decline in commissions and other brokerage income because of lower revenues from existing home sales caused, in part, by lower listing inventory associated with continued high mortgage rates.
Operating expenses. Our operating expenses were $531,127 for the six months ended June 30, 2024 compared to $521,999 for the six months ended June 30, 2023. The increase of $9,128 was due primarily to the litigation settlement of $17,750 and increases in real estate brokerage commissions of $4,569 partially offset by a decline in other operating expenses of $13,191.
Operating loss. Operating loss was $45,137 for the six months ended June 30, 2024 compared to $32,105 for the six months ended June 30, 2023. The $13,032 increase in operating loss was primarily due to the litigation settlement and the net impact of declines in commissions and other brokerage revenues partially offset by a decline in operating expenses.
Other income. Other income was $3,040 for the six months ended June 30, 2024 compared to $2,404 for the six months ended June 30, 2023. For the six months ended June 30, 2024, other income primarily consisted of interest income, net of $2,424 and $629 of investment and other losses primarily associated with our PropTech investments. This was partially offset by equity losses from equity method investments of $13.
Loss before provision for income taxes. Loss before income taxes was $42,097 for the six months ended June 30, 2024 and $29,701 for the six months ended June 30, 2023.
Income tax expense (benefit). Income tax expense was $1,368 for the six months ended June 30, 2024 compared to income tax benefit of $6,683 for the six months ended June 30, 2023.
We calculate our provision for income taxes based upon our estimate of the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. During the six months ended June 30, 2024, we analyzed the likelihood of utilizing our deferred tax assets and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result we established a valuation allowance for the full amount of the deferred tax assets. We refine annual estimates as current information becomes available.
Real Estate Brokerage.
The following table sets forth our condensed consolidated statements of operations data for the Real Estate Brokerage segment for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024		2023
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$460,578	94.8%	$464,525	94.8%
Property management	18,741	3.9%	18,152	3.7%
Other ancillary services	6,671	1.4%	7,217	1.5%
Total revenues	$485,990	100%	$489,894	100%

Operating expenses:
Real estate agent commissions	$365,473	75.2%	$360,904	73.7%
Sales and marketing	43,451	8.9%	43,400	8.9%
Operations and support	36,798	7.6%	36,217	7.4%
General and administrative	39,073	8.0%	49,806	10.2%
Technology	11,276	2.3%	12,175	2.5%
Depreciation and amortization	3,910	0.8%	4,032	0.8%
Litigation settlement	17,750	3.7%	—	—%
Restructuring	598	0.1%	1,717	0.4%
Operating loss	$(32,339)	(6.7)%	$(18,357)	(3.7)%
Revenues. Our revenues were $485,990 for the six months ended June 30, 2024 compared to $489,894 for the six months ended June 30, 2023. The decline of $3,904 was primarily related to a decline in our commission and other brokerage income because of lower revenues from development marketing sales.
Our revenues from commission and other brokerage income were $460,578 for the six months ended June 30, 2024 compared to $464,525 for the six months ended June 30, 2023, a decline of $3,947. In 2024, our commission and other brokerage income generated from the sales of existing homes declined by $12,220 in New York City. This was partially offset by increases of $14,369 in our Florida market, $5,944 in the West region and $3,153 in the Northeast region, which excludes New York City. In addition, our revenues from Development Marketing declined by $15,193 in the 2024 period compared to the 2023 period.
Operating Expenses. Our operating expenses were $518,329 for the six months ended June 30, 2024 compared to $508,251 for the six months ended June 30, 2023, an increase of $10,078, due primarily to the litigation settlement partially offset by declines in other operating expenses.
Real Estate Agent Commissions. Our real estate agent commissions expense was $365,473 for the six months ended June 30, 2024 compared to $360,904 for the six months ended June 30, 2023, an increase of $4,569. Real estate agent commissions expense, as a percentage of revenues, increased to 75.2% for the six months ended June 30, 2024 compared to 73.7% for the six months ended June 30, 2023. The increase in real estate agent commissions expense as a percentage of revenue in the 2024 period was primarily driven by a lower percentage of commission revenues derived from Development Marketing, which generally pays lower commission rates, during six months ended June 30, 2024 compared to the prior year period. In addition, during the six months ended June 30, 2024, a higher percentage of our revenues was generated from locations (primarily Florida, California, Texas, Colorado and Nevada) which generally pay higher commission rates.
Sales and Marketing. Sales and marketing expenses were $43,451 for the six months ended June 30, 2024 compared to $43,400 for the six months ended June 30, 2023.
Operations and support. Operations and support expenses were $36,798 for the six months ended June 30, 2024 compared to $36,217 for the six months ended June 30, 2023.
General and administrative. General and administrative expenses were $39,073 for the six months ended June 30, 2024 compared to $49,806 for the six months ended June 30, 2023.The decline is primarily related to reductions in personnel as well as lower incentive compensation expenses.
Technology. Technology expenses were $11,276 for the six months ended June 30, 2024 compared to $12,175 for the six months ended June 30, 2023.
Operating loss. Operating loss was $32,339 for the six months ended June 30, 2024 compared to $18,357 for the six months ended June 30, 2023. The increase in operating loss is primarily associated with the litigation settlement of $17,750 and decline in revenues partially offset by a decline in operating expenses.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $12,798 for the six months ended June 30, 2024 compared to $13,748 for the six months ended June 30, 2023.

Summary of PropTech Investments
As of June 30, 2024, New Valley Ventures had investments (at a carrying value) of approximately $12,919 in PropTech companies. This amounts to approximately 3% of the value of Douglas Elliman’s total assets, which totaled approximately $464 million, as of June 30, 2024.

Liquidity and Capital Resources
Cash, cash equivalents and restricted cash declined by $26,613 to $102,904, which included $10,040 of restricted cash, during the six months ended June 30, 2024 and by $32,084, which included restricted cash of $8,880, during the six months ended June 30, 2023.
Cash used in operations was $25,973 and $23,140 for the six months ended June 30, 2024 and 2023, respectively. The decline in the cash used in the 2024 period was related to the receipt of income tax refunds and lower uses of working capital. This was partially offset by lower operating income in the six months ended June 30, 2024.

Cash used in investing activities was $629 and $4,711 for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, cash used in investing activities was comprised of capital expenditures of $2,967 and the purchase of investments of $185 in our PropTech business. This was offset by $2,523 of distributions from our investments in equity securities. For the six months ended June 30, 2023, cash used in investing activities was comprised of capital expenditures of $4,614, and purchase of investments of $505 in our PropTech business. This was offset by $408 of distributions from our investments in equity securities.

Our investment philosophy is to maximize return on investments using a reasonable expectation for return when investing in equity-method investments and PropTech investments as well as making capital expenditures.
Cash used in financing activities was $11 and $4,233 for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, cash used in financing activities was comprised of tax benefit of options exercised of $11. For the six months ended June 30, 2023, cash used in financing activities was comprised of dividends and distributions on common stock of $4,222 and $11 for payroll tax liabilities associated with restricted stock withheld upon the vesting of restricted stock.
We paid a quarterly cash dividend of $0.05 per share from March 2022 to March 2023. On June 12, 2023, we announced that our Board had suspended the quarterly cash dividend, effective immediately. On June 12, 2023, our Board also declared a stock dividend on our common stock of 5%, which was paid on June 30, 2023 to stockholders of record as of the close of business on June 22, 2023. As part of the evaluation of our dividend policy, our Board determined that making a stock dividend and suspending the quarterly cash dividend was in the best interest of us and our stockholders. The amount and payment of any stock or cash dividend is subject to the Board’s regular evaluation of our dividend policy and capital allocation strategy.

Real Estate Brokerage Litigation. On April 26, 2024, we entered into a settlement agreement to resolve all claims on a nationwide basis in the pending class action litigations, Gibson v. NAR, No. 4:23-cv-00788-SRB (W.D. Mo.) and Umpa v. NAR, 4:23-cv-00945-SRB (W.D. Mo.) alleging claims on behalf of sellers against Douglas Elliman Inc. and our subsidiaries. Under the settlement agreement,the Company paid $7,750 into an escrow fund on June 12, 2024, and agreed to pay two $5,000 contingent payments subject to certain financial contingencies on or before December 31, 2027 (collectively, the “Settlement Amount”). The contingent payments may be accelerated under certain circumstances. The Company recognized an expense of $17,750 for the six months ended June 30, 2024. Litigation is subject to uncertainty and it is possible that there could be adverse developments in other pending cases or that more cases, including antitrust lawsuits, could be concerned.
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
We had cash and cash equivalents of approximately $92,864 as of June 30, 2024 and, in addition to any cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make or seek to make other investments, which may limit our liquidity otherwise available.
On July 2, 2024, we issued $50,000 in aggregate principal amount of Convertible Notes. The Convertible Notes bear interest at a rate of 7.0% per annum, payable in cash, or, at our election, 8.0% per annum paid in kind, due semi-annually. See “-- Recent Developments” and “Item 1A. Risk Factors -- Our debt obligations under our Convertible Notes could impair our financial condition, limit our operational flexibility and result in significant dilution” for more information concerning our Convertible Notes.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2024, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of June 30, 2024, we had outstanding approximately $3,000 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. The escrow funds on deposit at the subsidiary were $34,314 and $41,338 as of June 30, 2024 and December 31, 2023, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these deposits.

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

•litigation risks, the costs associated with, and the outcome of, litigation and other proceedings to the exten uninsured, including litigation or other claims against companies we invest in or acquire,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises (and responses to them),
•the impacts of the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017, including the continued impact on the markets of our business,

•effects of industry competition,
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
Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. The forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this report. New factors may emerge, and it is not possible to predict all factors that may affect our business and operations.

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
Following the federal jury decision in the Sitzer/Burnett case on October 31, 2023, several additional putative class action lawsuits were filed against the NAR and additional real estate brokerage firms, including Douglas Elliman, alleging anticompetitive conduct similar to that in the Sitzer/Burnett case in violation of federal and state antitrust laws, consumer protection claims and allegations of unjust enrichment. Douglas Elliman is presently aware that it is a named defendant in eight such matters in Missouri, Illinois and New York. Douglas Elliman may become involved in additional legal proceedings concerning the same or similar claims. On April 26, 2024, we entered into a settlement agreement (the “Settlement Agreement”) to resolve, on a nationwide basis, the Gibson and Umpa cases (the “Lawsuits”). The settlement resolves all claims on a nationwide basis by the plaintiffs and proposed settlement class members in the Lawsuits, which includes, but is not limited to, all claims concerning brokerage commissions by the proposed settlement class members that were asserted in other lawsuits against us and our subsidiaries (collectively, the “Claims”), and releases us, our subsidiaries, and affiliated agents from all Claims. Under the Settlement Agreement, the Company paid $7,750 into an escrow fund on June 12, 2024, and agreed to pay two $5,000 contingent payments subject to certain financial contingencies on or before December 31, 2027 (collectively, the “Settlement Amount”). We are unable to reasonably estimate the financial impact of any remaining matters.
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
Our debt obligations under our Convertible Notes could impair our financial condition, limit our operational flexibility and result in significant dilution.
On July 2, 2024, we issued Senior Secured Convertible Promissory Notes due July 2, 2029 (the “Convertible Notes”), pursuant to a Securities Purchase Agreement, dated as of July 2, 2024 (the “Purchase Agreement”), by and among the Company, Alter Domus (US) LLC, as collateral agent for the purchasers, and the purchasers named therein (such purchasers being funds affiliated with or managed by Kennedy Lewis Investment Management LLC (“KLIM”), in an aggregate principal amount of $50.0 million. The Convertible Notes mature on the fifth anniversary of the issuance date and are convertible into shares of the Company’s common stock, par value $0.01 (the “Common Stock”). The Convertible Notes were issued in a private placement pursuant to an exemption for transactions by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
In connection with the Purchase Agreement and the Convertible Notes, certain of the Company’s subsidiaries (each a “Guarantor” and, collectively, the “Guarantors”) entered into a Security Agreement, dated as of July 2, 2024 (the “Security Agreement”), whereby the Guarantors agreed to guarantee the obligations and liabilities of the Company under the Convertible Notes. As a result, our obligations under the Convertible Notes are secured by a perfected security interest in substantially all of our tangible and intangible assets (including our intellectual property assets).
Our indebtedness under the Convertible Notes could:
•impair our ability to obtain financing or additional debt in the future for working capital, capital expenditures, acquisitions or general corporate purposes;
•impair our ability to access capital and credit markets on terms that are favorable to us or at all;
•require us to dedicate a substantial portion of our cash flow for interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and general corporate purposes; and
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

The Purchase Agreement contains certain affirmative and negative covenants (including restrictions on the Company’s ability to incur indebtedness, create liens, pay dividends or distributions, make investments and enter into certain affiliate transactions). In addition, pursuant to the Purchase Agreement, if the Company has negative Consolidated Adjusted EBITDA (as defined in the Purchase Agreement) for any two consecutive fiscal quarters from and after the fiscal quarter commencing July 1, 2024, then the Company will be required to maintain Liquidity (as defined in the Purchase Agreement) of at least $20.0 million as of the end of each calendar month until the Company has positive Consolidated Adjusted EBITDA at the end of any subsequent fiscal quarter. There is no guarantee that we will be able to pay the principal and interest under the Convertible Notes or that future working capital, borrowings or equity financing will be available to repay or refinance any amounts outstanding under the Convertible Notes.
The Convertible Notes are convertible at any time at the option of KLIM, at an initial conversion price of $1.50 per share of Common Stock, provided that KLIM is prohibited from converting the Convertible Notes into shares of Common Stock if, upon such conversion, so long as the aggregate number of shares of Common Stock beneficially owned by KLIM would not exceed 4.99% (the “Beneficial Ownership Limitation”) of the number of shares of Common Stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Note, and which may be increased up to 24.99% at the election of KLIM. Assuming the Convertible Notes are converted in full (without issuance of any make-whole shares), and without giving effect to the Beneficial Ownership Limitation, the Convertible Notes would convert into 33,333,334 shares of Common Stock, or 40,854,085 shares of Common Stock upon issuance of all make-whole shares, which would result in significant dilution to our stockholders.

We may not have the ability to raise the funds necessary to settle conversions of our Convertible Notes in cash or to repurchase the Convertible Notes in connection with a Major Transaction, and any other indebtedness we may incur in the future may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.
In the event of certain Major Transactions (as defined in the Purchase Agreement), the Company will be required to repay the Convertible Notes on the date on which such transaction occurs at a price equal to the greater of (i) the outstanding principal and capitalized interest on the Convertible Note plus a make-whole premium and (ii) the sum of (a) the fair market value of the as-converted amount of the Convertible Note for Common Stock plus (b) the fair market value of additional make-whole shares calculated pursuant to a customary make-whole table. The noteholders may elect to convert the Convertible Notes prior to such repayment, receive shares of Common Stock in respect of such repayment amount in certain circumstances or require such payment in cash. Our ability to repurchase the notes or to pay cash upon conversion of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the Convertible Notes or to pay any cash payable on future conversions of the Convertible Notes may constitute an Event of Default under the Purchase Agreement. An Event of Default under the Purchase Agreement or the occurrence of the Major Transaction itself could also lead to a default under any agreements governing other future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and to repay or repurchase our Convertible Notes.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No equity securities of ours which were not registered under the Securities Act of 1933, as amended, have been issued or sold by us during the three months ended June 30, 2024. In addition, we did not repurchase any of our equity securities during the three months ended June 30, 2024.
Issuer Purchases of Equity Securities

Our purchases of our common stock during the three months ended June 30, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	—	$—		—	—
May 1 to May 31, 2024	—	—		—	—
June 1 to June 30, 2024	9,921	1.13	(1)	—	—
Total	9,921	$1.13		—	—

(1) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of an employee’s shares of restricted stock. The shares purchased were immediately canceled.

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

In the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

ITEM 6.    EXHIBITS:

* 10.1	Settlement Agreement, dated April 26, 2024, by and among Douglas Elliman Inc., Douglas Elliman Realty, LLC, the Umpa plaintiffs and the Gibson plaintiffs (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 26, 2024).

* 10.2	Purchase Agreement, dated July 2, 2024, by and among the Company, Alter Domus (US) LLC, as collateral agent, and the Purchases named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 2, 2024).

* 10.3	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 2, 2024).

* 10.4	Registration Rights Agreement, dated July 2, 2024, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated July 2, 2024).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).

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

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President and Chief Financial Officer
Date:	August 9, 2024