Form 10-Q
period 2024-09-30
Douglas Elliman Inc.
filed 2024-11-12
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2024

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
☐ Yes ☒ No
    At November 12, 2024, Douglas Elliman Inc. had 89,166,991 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2024	December 31, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$151,416	$119,808
Receivables	22,078	21,809
Agent receivables, net	9,731	11,721
Income taxes receivable, net	—	5,292
Restricted cash and cash equivalents	3,364	7,171
Other current assets	18,958	15,474
Total current assets	205,547	181,275
Property, plant and equipment, net	38,200	39,718
Operating lease right-of-use assets	98,931	108,172
Long-term investments (includes $4,256 and $3,983 at fair value)	11,244	12,871
Contract assets, net	35,317	36,040
Goodwill	32,230	32,230
Other intangible assets, net	72,471	72,964
Deferred income taxes, net	—	977
Equity-method investments	2,031	1,960
Other assets	6,699	7,212
Total assets	$502,670	$493,419
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liability	20,513	22,235
Income taxes payable, net	337	—
Accounts payable	2,815	6,136
Commissions payable	23,737	24,561
Accrued salaries and benefits	5,501	12,912
Contract liabilities	15,132	11,234
Other current liabilities	21,637	20,171
Total current liabilities	89,672	97,249
Notes payable less current portion	32,068	—
Fair value of derivative embedded within convertible debt	35,441	—
Non-current operating lease liabilities	101,851	110,705
Contract liabilities	59,380	51,178
Litigation settlement	10,000	—
Other liabilities	312	133
Total liabilities	328,724	259,265
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 91,832,616 and 87,925,412 shares issued and outstanding	918	879
Additional paid-in capital	290,571	279,904
Accumulated deficit	(117,871)	(47,552)
Total Douglas Elliman Inc. stockholders' equity	173,618	233,231
Non-controlling interest	328	923
Total stockholders' equity	173,946	234,154
Total liabilities and stockholders' equity	$502,670	$493,419

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Commissions and other brokerage income	$254,074	$239,255	$714,652	$703,780
Property management	8,960	8,697	27,701	26,849
Other ancillary services	3,282	3,596	9,953	10,813
Total revenues	266,316	251,548	752,306	741,442

Expenses:
Real estate agent commissions	199,133	185,845	564,606	546,749
Sales and marketing	19,240	20,770	62,691	64,170
Operations and support	18,774	17,121	55,572	53,338
General and administrative	28,659	28,817	80,530	92,371
Technology	6,025	5,602	17,301	17,777
Depreciation and amortization	1,898	1,999	5,808	6,031
Litigation settlement	—	—	17,750	—
Restructuring	18	215	616	1,932
Operating loss	(7,431)	(8,821)	(52,568)	(40,926)

Other income (expenses):
Interest expense	(1,461)	(4)	(1,475)	(22)
Interest income	1,551	1,789	3,989	4,282
Equity in earnings (losses) from equity-method investments	62	10	49	(143)
Change in fair value of derivatives embedded within convertible debt	(20,166)	—	(20,166)	—
Investment (loss) gains	(4)	27	625	109
Loss before provision for income taxes	(27,449)	(6,999)	(69,546)	(36,700)
Income tax (benefit) expense	—	(1,869)	1,368	(8,552)

Net loss	(27,449)	(5,130)	(70,914)	(28,148)

Net loss attributed to non-controlling interest	269	264	595	439

Net loss attributed to Douglas Elliman Inc.	$(27,180)	$(4,866)	$(70,319)	$(27,709)

Per basic common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.33)	$(0.06)	$(0.84)	$(0.34)

Per diluted common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.33)	$(0.06)	$(0.84)	$(0.34)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of July 1, 2024	91,714,666	$917	$286,685	$(90,691)	$597	$197,508
Net loss	—	—	—	(27,180)	(269)	(27,449)
Restricted stock grants	117,950	1	(1)	—	—	—
Stock-based compensation	—	—	3,887	—	—	3,887
Balance as of September 30, 2024	91,832,616	$918	$290,571	$(117,871)	$328	$173,946

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Retained
	Shares	Amount	Capital	Earnings	Interest	Total
Balance as of July 1, 2023	88,632,319	$886	$275,025	$(27,843)	$1,362	$249,430
Net loss	—	—	—	(4,866)	(264)	(5,130)
Restricted stock grants	50,000	1	(1)	—	—	—
Stock-based compensation	—	—	3,442	—	—	3,442
Balance as of September 30, 2023	88,682,319	$887	$278,466	$(32,709)	$1,098	$247,742

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2024	87,925,412	$879	$279,904	$(47,552)	$923	$234,154
Net loss	—	—	—	(70,319)	(595)	(70,914)
Restricted stock grants	4,135,750	41	(41)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(9,921)	—	(11)	—	—	(11)
Restricted stock grant cancelled	(218,625)	(2)	2	—	—	—
Stock-based compensation	—	—	10,717	—	—	10,717
Balance as of September 30, 2024	91,832,616	$918	$290,571	$(117,871)	$328	$173,946

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2023	80,881,022	$809	$273,111	$(5,000)	$1,537	$270,457
Net loss	—	—	—	(27,709)	(439)	(28,148)
Distributions and dividends on common stock ($0.05 per share)	(372)	—	(4,222)	—	—	(4,222)
Restricted stock grants	3,585,000	36	(36)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(3,935)	—	(11)	—	—	(11)
Effect of stock dividend	4,220,604	42	(42)	—	—	—
Stock-based compensation	—	—	9,666	—	—	9,666
Balance as of September 30, 2023	88,682,319	$887	$278,466	$(32,709)	$1,098	$247,742
The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(70,914)	$(28,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,808	6,031
Non-cash stock-based compensation expense	10,717	9,666
Loss on sale of assets	205	37
Deferred income taxes	977	(8,552)
Net gains on investment securities	(625)	(109)
Equity in (earnings) losses from equity-method investments	(49)	143
Non-cash interest expense	590	—
Non-cash lease expense	15,727	16,587
Change in fair value of derivatives embedded within convertible debt	20,166	—
Provision for credit losses	4,138	3,645
Changes in assets and liabilities:
Receivables	(2,417)	(9,459)
Income taxes receivables, net	5,629	1,393
Accounts payable and accrued liabilities	(2,679)	9,168
Operating right-of-use assets and operating lease liabilities, net	(17,062)	(17,193)
Accrued salary and benefits	(7,411)	(8,247)
Litigation settlement	10,000	—
Other	10,213	(2,735)
Net cash used in operating activities	(16,987)	(27,773)
Cash flows from investing activities:
Purchase of debt securities	—	(25)
Proceeds from sale or liquidation of long-term investments	2,523	408
Purchase of equity securities	—	(300)
Purchase of long-term investments	(259)	(190)
Capital expenditures	(4,273)	(5,380)
Net cash used in investing activities	(2,009)	(5,487)
Cash flows from financing activities:
Proceeds from debt issuance	48,750	—
Deferred financing charges	(1,997)	—
Dividends on common stock	—	(4,222)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(11)	(11)
Net cash provided by (used in) financing activities	46,742	(4,233)
Net increase (decrease) in cash, cash equivalents and restricted cash	27,746	(37,493)
Cash, cash equivalents and restricted cash, beginning of period	129,517	171,382
Cash, cash equivalents and restricted cash, end of period	$157,263	$133,889

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology, or PropTech, companies. The condensed consolidated financial statements of Douglas Elliman include the accounts of DER Holdings LLC and New Valley Ventures LLC (“New Valley Ventures”), directly and indirectly wholly owned subsidiaries of the Company, respectively. DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc., which are engaged in the residential real estate brokerage business with their subsidiaries. The operations of New Valley Ventures consist of minority investments in innovative PropTech companies.
Certain references to “Douglas Elliman Realty” refer to the Company’s residential real estate brokerage business, including the operations of Douglas Elliman Realty, LLC and Douglas Elliman of California Inc., unless otherwise specified.
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.” These condensed consolidated financial statements should be read in conjunction with the combined consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
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
(d) Loss Per Share (“EPS”):
The Company has restricted stock awards which will provide dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The participating securities holders do not participate in the Company’s net losses. There were no outstanding non-participating securities during the three and nine months ended September 30, 2024 and 2023, respectively. The Company last paid a cash dividend during the quarter ended March 31, 2023.
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend distributed to Company stockholders on June 30, 2023. All per-share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividend.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net loss attributed to Douglas Elliman Inc.	$(27,180)	$(4,866)	$(70,319)	$(27,709)
Income attributable to participating securities	—	—	—	(307)
Net loss available to common stockholders attributed to Douglas Elliman Inc.	$(27,180)	$(4,866)	$(70,319)	$(28,016)
Basic EPS is computed by dividing net loss available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted-average shares for basic and diluted EPS	83,532,069	82,199,757	83,401,374	82,196,583

The following was outstanding during the three and nine months ended September 30, 2024 and 2023, but were not included in the computation of diluted EPS because the effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted-average number of shares issuable upon conversion of debt	33,333,333	—	33,333,333	—
Weighted-average conversion price	$1.50	$—	$1.50	$—
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$151,416	$119,808
Restricted cash and cash equivalents included in current assets	3,364	7,171
Restricted cash and cash equivalents included in other assets	2,483	2,538
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$157,263	$129,517
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
In the three months ended September 30, 2024, the Company utilized third-party valuation specialists to prepare a quantitative assessment of its goodwill and trademark intangible assets, based on the current market conditions in the residential real estate brokerage industry which did not result in impairment charges related to its goodwill or trademark as of September 30, 2024. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value and current market conditions continue to deteriorate, impairment charges could result in future periods, and such impairment charges could be material.
(g) Related Party Transactions:
Agreements with Vector Group Ltd. (“Vector Group”). The Company paid Vector Group $1,050 and $3,150 under that certain transition services agreement, dated December 21, 2021, by and between the Company and Vector Group (“the Transition Services Agreement”) during the three and nine months ended September 30, 2024 and 2023, respectively. The Company paid Vector Group $235 and $1,830 under certain aircraft lease agreements entered into with affiliates of Vector Group (the “Aircraft Lease Agreements”) during the three and nine months ended September 30, 2024, respectively, and $452 and $1,748 for the three and nine months ended September 30, 2023, respectively. The Aircraft Lease Agreements have been terminated. See (k) - Subsequent events.
Real estate commissions. Real estate commissions include commissions of approximately $308 and $2,325 for the three and nine months ended September 30, 2024, respectively, and $104 and $946 for the three and nine months ended September 30, 2023, respectively, from projects where the Company has been engaged by certain developers as the sole broker or the co-broker for real estate development projects that Vector Group owns an interest in through its real estate venture investments.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h) Investment (Loss) Gains:
Investment (loss) gains consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net gains recognized on PropTech convertible trading debt securities	$—	$—	$—	$187
Net unrealized gains (losses) recognized on long-term investments at fair value	(22)	27	106	(78)
Net gains recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	18	—	519	—
Investment (loss) gains	$(4)	$27	$625	$109
(i) Restructuring:
Employee severance and benefits expensed for the nine months ended September 30, 2023 relate entirely to the reduction in staff and are cash charges. The amount expensed for the nine months ended September 30, 2023 was $1,932 and was included in Restructuring expense in the Company’s condensed consolidated statements of operations. The following table presents the changes in the employee severance and benefits liability under the Real Estate Brokerage segment restructuring plan for the nine months ended September 30, 2024:

Employee Severance and Benefits
Severance liability balance at January 1, 2024	$767
Severance expense	616
Severance payments	(1,066)
Severance liability at September 30, 2024	$317
(j) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income; therefore, no statement of Comprehensive Income is included in the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(k) Subsequent Events:
On October 17, 2024, the Company delivered notices of termination to terminate, effective as of November 16, 2024, the Aircraft Lease Agreements.
On October 21, 2024, the Company’s Chairman of the Board of Directors, President and Chief Executive Officer, notified the Company’s Board of his resignation as Chairman of the Board, President and Chief Executive Officer, effective immediately. In connection with his cessation of employment with the Company, the Company cancelled 2,965,625 unvested shares of common stock subject to vesting pursuant to the Issuer’s 2021 Management Incentive Plan. On October 25, 2024, the President and Chief Executive Officer of the Company’s subsidiary, Douglas Elliman Realty LLC, was terminated effective immediately. On October 30, 2024, the Company and James D. Ballard, Senior Vice President - Enterprise Efficiency and Chief Technology Officer, mutually agreed to terminate Mr. Ballard’s employment, effective immediately. Mr. Ballard will be entitled to (i) receive cash payment in an amount equal to $835; (ii) acceleration of all unvested equity and option grants; and (iii) participation in a COBRA plan for 18 months.
The Company has evaluated subsequent events through November 12, 2024, the date the financial statements were issued.

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
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended September 30, 2024
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$77,936	$53,281	$54,030	$44,270	$229,517
Commission and other brokerage income - development marketing	7,332	120	16,359	746	24,557
Property management revenue	8,773	187	—	—	8,960
Escrow and title fees	19	9	—	3,254	3,282
Total revenue	$94,060	$53,597	$70,389	$48,270	$266,316

	Three Months Ended September 30, 2023
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$70,997	$52,138	$57,261	$45,010	$225,406
Commission and other brokerage income - development marketing	7,453	50	5,616	730	13,849
Property management revenue	8,509	188	—	—	8,697
Escrow and title fees	258	158	—	3,180	3,596
Total revenue	$87,217	$52,534	$62,877	$48,920	$251,548

	Nine Months Ended September 30, 2024
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$205,962	$138,487	$189,742	$138,208	$672,399
Commission and other brokerage income - development marketing	18,253	341	21,281	2,378	42,253
Property management revenue	27,127	574	—	—	27,701
Escrow and title fees	440	266	19	9,228	9,953
Total revenue	$251,782	$139,668	$211,042	$149,814	$752,306

	Nine Months Ended September 30, 2023
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$211,243	$134,191	$178,604	$133,004	$657,042
Commission and other brokerage income - development marketing	22,116	911	21,893	1,818	46,738
Property management revenue	26,284	565	—	—	26,849
Escrow and title fees	1,183	595	—	9,035	10,813
Total revenue	$260,826	$136,262	$200,497	$143,857	$741,442
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2024	December 31, 2023

Receivables, which are included in receivables	$1,722	$1,846
Contract assets, net, which are included in other current assets	9,079	6,030
Contract assets, net, which are in other assets	35,317	36,040
Payables, which are included in commissions payable	1,228	1,357
Contract liabilities, which are in current liabilities	15,132	11,234
Contract liabilities, which are in other liabilities	59,380	51,178
The Company recognized revenue of $8,293 ($4,311 of consulting, administration and net commissions) and $12,508 ($7,299 of consulting, administration and net commissions) for the three and nine months ended September 30, 2024, respectively, that were included in the contract liabilities balances at December 31, 2023. The Company recognized revenue of $8,681 ($7,688 of consulting, administration and net commissions) and $20,043 ($14,085 of consulting, administration and net commissions) for the three and nine months ended September 30, 2023, respectively, that were included in the contract liabilities balances at December 31, 2022.

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $5,231 and $5,575 at September 30, 2024 and December 31, 2023, respectively.
The following table summarizes changes in the allowance for credit losses for the nine months ended September 30, 2024:

	January 1, 2024	Current Period Provision		Write-offs	Recoveries	September 30, 2024
Allowance for credit losses:

Real estate broker agent receivables	$5,575	$4,138	(1)	$4,482	$—	$5,231
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

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.    LEASES
The Company has operating leases for corporate and sales offices and equipment. The components of lease expense, which were included in Sales and marketing expense on the condensed consolidated statements of operations, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$7,255	$8,539	$23,515	$25,184
Short-term lease cost	194	296	643	948
Variable lease cost	1,111	1,161	3,172	3,291
Less: Sublease income	(30)	(189)	(117)	(498)
Total lease cost	$8,530	$9,807	$27,213	$28,925
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$24,874	$25,861

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,579	10,881
Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	5.95	6.38

Weighted average discount rate:
Operating leases	8.63%	8.63%
As of September 30, 2024, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2024	$7,980
2025	30,154
2026	27,408
2027	24,162
2028	21,233
2029	17,100
Thereafter	31,070
Total lease payments	159,107
Less imputed interest	(36,743)
Total	$122,364

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of September 30, 2024, the Company had $686 undiscounted lease payments relating to real estate leases that have not yet commenced. The operating leases will commence in the fourth quarter of 2024 with lease terms ranging between 1.2 years and 5.4 years.

5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	September 30, 2024	December 31, 2023
PropTech convertible trading debt securities	$1,162	$1,162
Long-term investment securities at fair value (1)	3,094	2,821
PropTech investments at cost	8,150	8,888
PropTech investments under equity method	631	570
Total investments	13,037	13,441
Less PropTech current convertible trading debt securities (2)	1,162	—
Less PropTech investments accounted for under the equity method (3)	631	570
Total long-term investments	$11,244	$12,871
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These amounts are included in “Other current assets” on the condensed consolidated balance sheets.
(3) These amounts are included in “Equity-method investments” on the condensed consolidated balance sheets.
Net realized and unrealized (losses) gains recognized on long-term investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net realized gains recognized on PropTech convertible trading debt securities	$—	$—	$—	$187
Net unrealized (losses) gains recognized on long-term investments at fair value	(22)	27	106	(78)
Net gains recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	18	—	519	—
Net realized and unrealized (losses) gains recognized on long-term investment securities	$(4)	$27	$625	$109
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The remaining convertible note matures in February 2025.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized (losses) gains recognized in net loss on long-term investment securities at fair value during the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net unrealized (losses) gains recognized on long-term investment at fair value	$(22)	$27	$106	$(78)

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company has unfunded commitments of $658 related to long-term investment securities at fair value as of September 30, 2024.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies as of September 30, 2024. The total carrying value of equity securities without readily determinable fair values that do not qualify for the NAV practical expedient was $8,150 as of September 30, 2024 and $8,888 as of December 31, 2023. The Company recorded an impairment of $489 for the nine months ended September 30, 2024. The impairment was included in “Investment and other gains” on the condensed consolidated statements of operations. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and nine months ended September 30, 2023.

6. EQUITY METHOD INVESTMENTS
Equity method investments consisted of the following:

	September 30, 2024	December 31, 2023
Ancillary services ventures	$2,031	$1,960
At September 30, 2024, the Company’s ownership percentages in these investments ranged from 5.9% to 50.0%; therefore, the Company accounts for these investments under the equity method of accounting.

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

Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was $2,031 as of September 30, 2024.

7. NOTES PAYABLE
Notes payable consisted of the following:

	September 30, 2024	December 31, 2023
Convertible Notes, net of unamortized discount of $17,932 and $0	$32,068	$—
Aggregate carrying value	$32,068	$—
*The fair value of the derivatives embedded within the 7.0% Convertible Note ($35,441 at September 30, 2024 and $0 at December 31, 2023 respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

7.0% Convertible Notes due 2029:

On July 2, 2024, the Company, Alter Domus (US) LLC, as collateral agent, and entities (the “Purchasers”) advised or managed by Kennedy Lewis Investment Management LLC (“KLIM”) entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, $50,000 aggregate principal amount of the Company’s newly issued senior secured convertible promissory notes due July 2, 2029 (the “Convertible Notes”) in a private placement transaction in reliance on the exemption from registration provided by

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Section 4(a)(2) of the Securities Act of 1933, as amended. The Company intends to use the net proceeds from the sale of the Convertible Notes for general corporate purposes. The issuance and sale of the Convertible Notes contemplated by the Purchase Agreement were consummated on July 2, 2024.

The Convertible Notes bear interest at a rate of 7.0% per annum payable in cash, or, at the Company’s election, 8.0% per annum paid in kind, due semi-annually. The maturity date of the Convertible Notes is July 2, 2029.

The Purchasers have the right to elect at any time to convert the Convertible Notes into shares of the Company’s common stock at an initial conversion price equal to $1.50 per share of common stock, so long as the aggregate number of shares of common stock beneficially owned by such Purchaser (together with its affiliates) would not exceed 4.99% (the “Beneficial Ownership Limitation”) of the number of shares of common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Convertible Note. The Purchasers have the right to increase or decrease the Beneficial Ownership Limitation upon no less than 61 days’ prior written notice to the Company, provided that the Beneficial Ownership Limitation may in no event exceed 24.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion. The initial conversion price of the Convertible Notes represents a premium of approximately 19% to the last reported sale price of the common stock on the New York Stock Exchange on July 1, 2024. The conversion price will be subject to certain customary anti-dilution adjustments. Assuming the Convertible Notes are converted in full (without issuance of any make-whole shares), and based on the current number of shares of common stock outstanding, the Purchasers would beneficially own approximately 27% of the shares of common stock outstanding on an as-converted basis.

The Convertible Notes are senior secured obligations of the Company and are guaranteed by certain of the Company’s direct and indirect subsidiaries (the “Subsidiary Guarantors”) and secured by first priority security interests in substantially all of the assets of the Company and the Subsidiary Guarantors, subject to customary exceptions.

On or after July 2, 2027, the Company will have the right to redeem up to one-third of the initial outstanding principal and capitalized interest of the Convertible Notes (the “Redemption Amount”) in cash if the last reported sale price of the common stock equals or exceeds 200% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) in a 30-day trading period. On or after January 2, 2028, the Company will have the right to redeem the Redemption Amount in cash if the last reported sale price of the common stock equals or exceeds 225% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) in a 30-day trading period. On or after July 2, 2028, the Company will have the right to redeem the Redemption Amount in cash if the last reported sale price of the common stock equals or exceeds 250% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) in a 30-day trading period. The Company may not redeem more than the Redemption Amount in any rolling six-month period after July 2, 2027. In each case, such optional redemption would entitle the holder of the Convertible Notes to convert into shares of common stock calculated pursuant to a customary make-whole table prior to the applicable redemption date.

In the event of certain major transactions, the Company will be required to repay the Convertible Notes on the date on which such transaction occurs at a price equal to the greater of (i) the outstanding principal and capitalized interest on the Convertible Note plus a make-whole premium and (ii) the sum of (a) the fair market value of the as-converted amount of the Convertible Note for common stock plus (b) the fair market value of additional make-whole shares calculated pursuant to a customary make-whole table. In the event of a major transaction triggered by (i) the common stock or, following an earlier merger, consolidation or similar transaction, the equity securities of a successor entity, ceasing to be listed on a national trading market or (ii) the sale of the Company’s property management business, the Purchasers may decline to be repaid.

In addition, upon certain fundamental transactions that do not result in the foregoing major transactions, the right to convert the Convertible Notes into shares of common stock will be converted into the right to receive the shares of a successor entity, if any, or the Company and any additional consideration receivable as a result of such transaction.

The Purchase Agreement also contains certain affirmative and negative covenants (including restrictions on the Company’s ability to incur indebtedness, permit liens, make dividends or distributions, consummate investments and consummate certain affiliate transactions). In addition, pursuant to the Purchase Agreement, if the Company’s Consolidated Adjusted EBITDA (as defined in the Purchase Agreement) for any two consecutive fiscal quarters from and after the fiscal quarter commencing July 1, 2024 is less than $0, the Company will be required to maintain Liquidity (as defined in the Purchase Agreement) of at least

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

$20,000 as of the end of each calendar month until such time as the Company’s Consolidated Adjusted EBITDA is greater than $0 at the end of any subsequent fiscal quarter. The Company was in compliance with all covenants as of September 30, 2024.

The Convertible Notes provide for customary events of default which include (subject in certain cases to customary grace and cure periods), among others, the following: nonpayment of principal or interest, breach of covenants or other agreements in the Purchase Agreement and Convertible Notes, certain bankruptcy or insolvency events, the failure of the common stock to be eligible for listing or quotation on a national trading market and the failure of the Company to file certain required reports under the Exchange Act of 1934, as amended (the “Exchange Act”). Upon an event of default, the holders of the Convertible Notes may declare the outstanding principal amount of the Convertible Notes plus accrued and unpaid interest immediately due and payable. In addition, after the occurrence of any Event of Default that results in the eventual acceleration of any Convertible Notes, such Convertible Notes bear an additional rate of interest equal to 1.0% per annum.
Embedded Derivatives on the Convertible Debt:
The Company determined that the conversion feature meets the definition of a derivative liability. The Company separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. In accordance with authoritative guidance on accounting for derivatives and hedging, the Company has bifurcated these embedded derivatives and estimated the fair value of the embedded derivative liability based on a third-party valuation. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method. Changes to the fair value of these embedded derivatives are reflected quarterly in the Company’s consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivatives is contingent on changes in interest rates, the Company’s stock price, stock price volatility, and the Company’s dividend yield over the term of the debt.
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s convertible debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Convertible Notes	$487	$—	$487	$—
Interest expense associated with embedded derivatives	$487	$—	$487	$—

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Convertible Notes	$20,166	$—	$20,166	$—
Loss on changes in fair value of derivatives embedded within convertible debt	$20,166	$—	$20,166	$—
Fair Values of Notes Payable and Other Obligations:
The estimated fair value of the Company’s notes payable has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in Note 1. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.
The estimated fair value of the Company’s notes payable is as follows:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$32,068	$32,068	$—	$—
Notes payable and other obligations	$32,068	$32,068	$—	$—
Notes payable is recorded on the condensed combined consolidated balance sheets at amortized cost. The determinations of fair values disclosed above would be classified as Level 3 under the fair value hierarchy disclosed in Note 10 if such liabilities were recorded on the condensed combined consolidated balance sheets at fair value.

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
Thereafter, additional litigation was filed by other plaintiffs on behalf of putative classes of home sellers from 2019 to the present against certain real estate brokerage firms, including the Company and/or its subsidiaries, alleging anticompetitive behavior, similar to the Gibson case: (i) the March case (November 2023 – Southern District of New York) -- a putative class action on behalf of home sellers in Manhattan from November 2019 through the present; (ii) the Friedman case – (January 2024 – Southern District of New York) -- a putative class action on behalf of home sellers in certain parts of Brooklyn from January 2020 through present; (iii) the Umpa case (December 2023 -- Western District of Missouri – putative class action on behalf of home sellers nationwide (with certain markets excluded) from December 2019 through present, which has now been consolidated into the Gibson case; and (iv) the Whaley case (January 2024 District of Nevada) -- putative class action on behalf of home sellers in Nevada from January 2020 through the present.

In November 2023, additional individual plaintiffs filed an action on behalf of a putative national class of home buyers from 1996 to the present in the Northern District of Illinois against certain real estate brokerage firms, including the Company, alleging anticompetitive behavior similar to the Gibson case, (the Batton case). In June 2024, plaintiffs voluntarily dismissed this action without prejudice. Thereafter, on June 11, 2024, plaintiffs’ counsel from the Batton case added the Company to a previously filed action on behalf of a putative national class of home buyers in the Southern District of Florida (the Lutz case). The allegations and claims in the Lutz case are similar to the Batton case.
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
After preliminary approval, the Company obtained stays of the remaining actions against it, other than the Lutz case. The final approval hearing for the settlement took place on October 31,2024, and on November 4, 2024, the Settlement Agreement received final court approval and became effective as of that date.
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
Under the Settlement Agreement, the Company paid into an escrow fund $7,750 on June 12, 2024, and agreed to pay two $5,000 contingent payments subject to certain financial contingencies on or before December 31, 2027 (collectively, the “Settlement Amount”). The contingent payments may be accelerated under certain circumstances. The Company recognized an expense of $17,750 for the nine months ended September 30, 2024.
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
Two real estate salespersons formerly associated with the Company as independent contractors, have, together or separately, been named as defendants in multiple complaints by women accusing them of sexual assault and related wrongdoing. While the Company is not named as a defendant in these lawsuits, the salespersons’ former association with the Company has been reported in various publications. The Company is aware of the potential for litigation against the Company and certain of its current and former executives based on such alleged sexual assault and related wrongdoing, including claims that the Company and those executives are liable or indirectly liable for such wrongdoing. The Company and its executives deny all liability.
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

9.    INCOME TAXES
ASC 740, Income Taxes, requires the Company to establish a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. If such determination is made and future losses are incurred over the period in which the net deferred tax assets are deductible, the Company believes it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result will be required to maintain a valuation allowance for the full amount of the deferred tax assets. During the nine months ending September 30, 2024, the Company analyzed the likelihood of utilizing its deferred tax assets and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result established a valuation allowance for the full amount of the deferred tax assets. The Company’s income tax (benefit) expense and valuation allowance consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Loss before provision for income taxes	$(27,449)	$(6,999)	$(69,546)	$(36,700)
Income tax benefit	(6,560)	(1,631)	(16,622)	(8,552)
Changes in effective tax rates	—	(238)	—	—
Current period valuation allowance	6,560	—	17,013	—
Change in prior year valuation allowance	—	—	977	—
Income tax (benefit) expense	$—	$(1,869)	$1,368	$(8,552)

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of September 30, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$95,250	$95,250	$—	$—
U.S. treasury bills (2)	42,453	42,453	—	—
Certificates of deposit (3)	507	—	507	—
PropTech convertible trading debt securities	1,162	—	—	1,162
Long-term investments
Long-term investment securities at fair value (4)	3,094	—	—	—
Total assets	$142,466	$137,703	$507	$1,162

Liabilities:
Fair value of derivatives embedded within convertible debt	$35,441	$—	$—	$35,441	$(20,166)

Nonrecurring fair value measurements
Long-term investments (5)	$—			$—	$(489)
	$—			$—	$(489)
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $3,364 that is included in current restricted cash and cash equivalents and $2,483 that is included in non-current restricted assets within Other assets.
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
The fair value of derivatives embedded within the convertible debt and the fair value of the convertible debt itself was derived using a binomial lattice valuation model. These derivatives have been classified as Level 3. Changes in the fair value of the derivatives embedded with the convertible debt are presented in the consolidated statements of operations. The value of the embedded derivatives is contingent on changes in interest rates, the Company’s stock price, stock price volatility, and the Company’s dividend yield. The Company’s stock price, volatility, and dividend yield are based on market observable inputs. The interest rate component of the value of the note is computed by calibrating the yield as of the issuance date, such that the value of the convertible note is equal to the Principal less the Original Issue Discount. This yield is adjusted by the change in spreads from the discount curve equivalent to the Company’s implied credit rating.
The changes in the fair value of these Level 3 liabilities as of September 30, 2024 were as follows:

2024
Balance as of January 1	$—
Issuance	(15,275)
Change in fair value of derivatives embedded within convertible debt	(20,166)
Balance as of September 30	$(35,441)

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows as of September 30, 2024:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2024	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,162	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2025
			Volatility	40.25%
			Discount rate	30.37%

Fair value of derivatives embedded within convertible debt	$35,441	Binomial Lattice Model	Assumed annual stock dividend	—%
			Assumed annual cash dividend	—%
			Stock price	$1.83
			Volatility	50%
			Risk-free rate	3.51%
			Implied credit spread	8.63%

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of September 30, 2024 and December 31, 2023, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.    SEGMENT INFORMATION
The Company’s business segments are Real Estate Brokerage and Corporate and Other. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Real Estate Brokerage		Corporate and Other	Total
Three months ended September 30, 2024
Revenues	$266,316		$—	$266,316
Operating income (loss)	454	(1)	(7,885)	(7,431)
Adjusted EBITDA attributed to Douglas Elliman (3)	3,810		(5,256)	(1,446)
Depreciation and amortization	1,898		—	1,898

Three months ended September 30, 2023
Revenues	$251,548		$—	$251,548
Operating loss	(1,992)	(2)	(6,829)	(8,821)
Adjusted EBITDA attributed to Douglas Elliman (3)	1,535		(4,562)	(3,027)
Depreciation and amortization	1,999		—	1,999

Nine months ended September 30, 2024
Revenues	$752,306		$—	$752,306
Operating loss	(31,885)	(4)	(20,683)	(52,568)
Adjusted EBITDA attributed to Douglas Elliman (3)	(3,756)		(13,577)	(17,333)
Depreciation and amortization	5,808		—	5,808
Capital expenditures	4,273		—	4,273

Nine months ended September 30, 2023
Revenues	$741,442		$—	$741,442
Operating loss	(20,349)	(5)	(20,577)	(40,926)
Adjusted EBITDA attributed to Douglas Elliman (3)	(8,968)		(14,266)	(23,234)
Depreciation and amortization	6,031		—	6,031
Capital expenditures	5,380		—	5,380
_____________________________
(1) Operating income includes $18 of restructuring expense.
(2)    Operating loss includes $215 of restructuring expense.
(3)    The following table reconciles operating loss to Adjusted EBITDA attributed to Douglas Elliman for the three and nine months ended September 30, 2024 and 2023.
(4) Operating loss includes $17,750 of litigation settlement and $616 of restructuring expense.
(5)     Operating loss includes $1,932 of restructuring expense.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Real estate brokerage segment
Operating income ( loss)	$454	$(1,992)	$(31,885)	$(20,349)
Depreciation and amortization	1,898	1,999	5,808	6,031
Stock-based compensation	1,258	1,175	3,611	3,355
Litigation settlement	—	—	17,750	—
Restructuring	18	215	616	1,932
Adjusted EBITDA	3,628	1,397	(4,100)	(9,031)
Adjusted EBITDA attributed to non-controlling interest	182	138	344	63
Adjusted EBITDA attributed to Douglas Elliman	$3,810	$1,535	$(3,756)	$(8,968)

Corporate and other segment
Operating loss	$(7,885)	$(6,829)	$(20,683)	$(20,577)
Stock-based compensation	2,629	2,267	7,106	6,311
Adjusted EBITDA attributed to Douglas Elliman	$(5,256)	$(4,562)	$(13,577)	$(14,266)

12. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $36,061 and $41,338 as of September 30, 2024 and December 31, 2023, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these deposits.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Audited Consolidated Financial Statements as of and for the year ended December 31, 2023 and Notes thereto, included in our 2023 Annual Report filed with the SEC, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period and nine months ended September 30, 2024. Any forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Any forward-looking statements are subject to several important factors, including those factors discussed under “Risk Factors” in our 2023 Annual Report and this Quarterly Report and “Special Note on Forward-Looking Statements,” that could cause our actual results to differ materially from those indicated in such forward-looking statements.

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

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman, Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the last twelve months ended September 30, 2024 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

Key Business Metrics

	Last twelve months ended	Nine months ended September 30,		Year ended December 31, 2023
	September 30, 2024	2024	2023
Key Business Metrics
Total transactions (1)	21,466	16,444	16,584	21,606
Gross transaction value (in billions) (2)	$35.5	$27.6	$26.5	$34.4
Average transaction value per transaction (in thousands) (3)	$1,655.3	$1,679.1	$1,596.8	$1,592.3
Number of Principal Agents (4)	5,062	5,062	5,307	5,150
Annual Retention (5)	87%	N/A	N/A	92%
Net loss attributed to Douglas Elliman Inc.	$(85,162)	$(70,319)	$(27,709)	$(42,552)
Net loss income margin	(8.81)%	(9.35)%	(3.74)%	(4.45)%
Adjusted EBITDA attributed to Douglas Elliman	$(34,792)	$(17,333)	$(23,234)	$(40,693)
Adjusted EBITDA attributed to Douglas Elliman Margin	(3.60)%	(2.30)%	(3.13)%	(4.26)%
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
Reconciliations of these non-GAAP measures are provided in the table below.

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Last twelve months ended	Nine months ended September 30,		Year ended December 31, 2023
	September 30, 2024	2024	2023
Net loss attributed to Douglas Elliman Inc.	(85,162)	$(70,319)	$(27,709)	$(42,552)
Interest expense	1,481	1,475	22	28
Interest income	(5,548)	(3,989)	(4,282)	(5,841)
Income tax (benefit) expense	(5,133)	1,368	(8,552)	(15,053)
Net loss attributed to non-controlling interest	(770)	(595)	(439)	(614)
Depreciation and amortization	7,803	5,808	6,031	8,026
Stock-based compensation (a)	14,126	10,717	9,666	13,075
Equity in (earnings) losses from equity method investments (b)	(24)	(49)	143	168
Change in fair value of derivatives embedded within convertible debt	20,166	20,166	—	—
Litigation settlement (c)	17,750	17,750	—	—
Restructuring	1,061	616	1,932	2,377
Other, net	(1,149)	(625)	(109)	(633)
Adjusted EBITDA	(35,399)	(17,677)	(23,297)	(41,019)
Adjusted EBITDA attributed to non-controlling interest	607	344	63	326
Adjusted EBITDA attributed to Douglas Elliman	$(34,792)	$(17,333)	$(23,234)	$(40,693)

Real estate brokerage segment
Operating loss	$(48,305)	$(31,885)	$(20,349)	$(36,769)
Depreciation and amortization	7,803	5,808	6,031	8,026
Stock-based compensation	4,795	3,611	3,355	4,539
Litigation settlement (c)	17,750	17,750	—	—
Restructuring	1,061	616	1,932	2,377
Adjusted EBITDA	(16,896)	(4,100)	(9,031)	(21,827)
Adjusted EBITDA attributed to non-controlling interest	607	344	63	326
Adjusted EBITDA attributed to Douglas Elliman	$(16,289)	$(3,756)	$(8,968)	$(21,501)

Corporate and other segment
Operating loss	$(27,834)	$(20,683)	$(20,577)	$(27,728)
Stock-based compensation	9,331	7,106	6,311	8,536
Adjusted EBITDA attributed to Douglas Elliman	$(18,503)	$(13,577)	$(14,266)	$(19,192)

Total adjusted EBITDA attributed to Douglas Elliman	$(34,792)	$(17,333)	$(23,234)	$(40,693)
_____________________________
(a)Represents amortization of stock-based compensation. $4,795, $3,611, $3,355, and $4,539 are attributable to the Real estate brokerage segment for the last twelve months ended September 30, 2024, the nine months ended September 30, 2024, and 2023, and the year ended December 31, 2023, respectively. $9,331, $7,106, $6,311, and $8,536 are attributable to the Corporate and other segment for the last twelve months ended September 30, 2024, the nine months ended September 30, 2024, and 2023, and the year ended December 31, 2023, respectively.
(b)Represents equity in losses recognized from the Company’s investment in an equity method investment that is accounted for under the equity method and is not consolidated in the Company’s financial results.
(c)Represents the settlement of litigation related to the resolution on a nationwide basis of pending class action litigations against NAR and the Company.

Recent Developments
Management changes. On October 21, 2024, the Company’s Chairman of the Board of Directors, President and Chief Executive Officer, notified the Company’s Board of his resignation as Chairman of the Board, President and Chief Executive Officer, effective immediately. In connection with his cessation of employment with the Company, the Company cancelled 2,965,625 unvested shares of common stock subject to vesting pursuant to the Issuer’s 2021 Management Incentive Plan. On October 25, 2024, the President and Chief Executive Officer of the Company’s subsidiary, Douglas Elliman Realty LLC, was terminated effective immediately. On October 30, 2024, the Company and James D. Ballard, Senior Vice President - Enterprise Efficiency and Chief Technology Officer, mutually agreed to terminate Mr. Ballard’s employment, effective immediately. Mr. Ballard will be entitled to (i) receive cash payment in an amount equal to $835; (ii) acceleration of all unvested equity and option grants; and (iii) participation in a COBRA plan for 18 months.
Aircraft Leases. On October 17, 2024, the Company delivered notices of termination to terminate, effective as of November 16, 2024, the Aircraft Lease Agreements.
Convertible Debt. On July 2, 2024, we issued $50,000 in aggregate principal amount of senior secured convertible notes due on July 2, 2029 (the “Convertible Notes”) to funds advised by KLIM. The Convertibles Notes bear interest at a rate of 7.0% per annum payable in cash, or, at our election, 8.0% per annum paid in kind, due semi-annually. The convertible notes are convertible into common stock at an initial conversion rate equal to $1.50 per share, subject to certain customary anti-dilution adjustments. We intend to use the net proceeds from the sale of the Convertible Notes for general corporate purposes.
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
Under the Settlement Agreement, we paid $7,750, into an escrow fund, on June 12, 2024 and agreed to pay two $5,000 contingent payments subject to certain financial contingencies on or before December 31, 2027 (collectively, the “Settlement Amount”). The contingent payments may be accelerated under certain circumstances. We recognized an expense of $17,750 in the nine months ended September 30, 2024.
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
See Note 8 - “Contingencies” to our condensed consolidated financial statements.
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
During the nine months ended September 30, 2024, our real estate brokerage segment reduced its operating expenses, excluding commissions, litigation settlement, restructuring expenses and non-cash stock compensation expenses by approximately $11,900 (5.9%) as compared to the corresponding period in 2023. These reductions during the nine months ended September 30, 2024 included approximately $11,900 of general and administrative expenses.
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
Three months ended September 30, 2024 Compared to the Three months ended September 30, 2023
The following table sets forth our revenue and operating income (loss) by segment for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$266,316	$251,548

Operating income (loss) by segment:
Real estate brokerage segment	$454	$(1,992)
Corporate and other segment	(7,885)	(6,829)
Total operating loss	$(7,431)	$(8,821)

Real estate brokerage segment
Operating income (loss)	$454	$(1,992)
Depreciation and amortization	1,898	1,999
Restructuring	18	215
Stock-based compensation	1,258	1,175
Adjusted EBITDA	3,628	1,397
Adjusted EBITDA attributed to non-controlling interest	182	138
Adjusted EBITDA attributed to Douglas Elliman	$3,810	$1,535

Corporate and other segment
Operating loss	$(7,885)	$(6,829)
Stock-based compensation	2,629	2,267
Adjusted EBITDA attributed to Douglas Elliman	$(5,256)	$(4,562)
Revenues. Our revenues were $266,316 for the three months ended September 30, 2024 compared to $251,548 for the three months ended September 30, 2023. The $14,768 increase in revenues was primarily due to increases in commission and other brokerage revenues which primarily related to increases in commissions from existing home sales and development marketing.
Operating expenses. Our operating expenses were $273,747 for the three months ended September 30, 2024 compared to $260,369 for the three months ended September 30, 2023. The increase of $13,378 was due primarily to an increase in real estate agent commissions of $13,288 arising primarily from increases in commissions and other brokerage revenue partially offset by declines in general and administrative expenses.
Operating loss. Operating loss was $7,431 for the three months ended September 30, 2024 compared to $8,821 for the same period in 2023. The $1,390 decline in operating loss was due to the net impact of increases in commission and other brokerage revenues partially offset by the increases in operating expenses.
Other (losses) income. Other losses was $20,018 for the three months ended September 30, 2024 compared to income of $1,822 for the three months ended September 30, 2023. For the three months ended September 30, 2024, other losses primarily consisted of the change in fair value of embedded derivative of $20,166, interest expense of $1,461, primarily associated with the debt issuance, and investment and other losses, primarily associated with our PropTech investments of $4. This was offset by interest income of $1,551 and equity in earnings from equity method investments of $62.

Loss before provision for income taxes. Loss before income taxes was $27,449 and $6,999 for the three months ended September 30, 2024 and 2023, respectively.
Income tax expense (benefit). Income tax expense was $0 compared to income tax benefit of $1,869 for the three months ended September 30, 2024 and 2023, respectively.
We calculate our provision for income taxes based upon our estimate of the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as current information becomes available.
Real Estate Brokerage.
The following table sets forth our condensed consolidated statements of operations data for the Real Estate Brokerage segment for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024		2023
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$254,074	95.4%	$239,255	95.1%
Property management	8,960	3.4%	8,697	3.5%
Other ancillary services	3,282	1.2%	3,596	1.4%
Total revenues	$266,316	100%	$251,548	100%

Operating expenses:
Real estate agent commissions	$199,133	74.8%	$185,845	73.9%
Sales and marketing	19,240	7.2%	20,770	8.3%
Operations and support	18,774	7.0%	17,121	6.8%
General and administrative	20,774	7.8%	21,988	8.7%
Technology	6,025	2.3%	5,602	2.2%
Depreciation and amortization	1,898	0.7%	1,999	0.8%
Restructuring	18	—%	215	0.1%
Operating income (loss)	$454	0.2%	$(1,992)	(0.8)%
Revenues. Our revenues were $266,316 for the three months ended September 30, 2024 compared to $251,548 for the three months ended September 30, 2023. The increase of $14,768 was primarily related to an increase in our commission and other brokerage income, as a result of an increase in commissions from existing home sales and development marketing. The increase in revenues was driven by an increased average price per transaction of $1.61 million per homesale in three months ended September 30, 2024 compared to $1.57 million per homesale in the comparable 2023 period.
Our revenues from commission and other brokerage income were $254,074 for the three months ended September 30, 2024 compared to $239,255 for the three months ended September 30, 2023, an increase of $14,819. In the three months ended September 30, 2024, our commission and other brokerage income generated from the sales of existing homes increased by $6,939 in New York City, $1,143 in the Northeast region, which excludes New York City. This was partially offset by declines of $3,231 in the Florida market, and $740 in the West region. In addition, our revenues from Development Marketing increased by $10,708 in the 2024 period compared to the 2023 period and was primarily from an increase in closed sales in the Florida market.
Operating Expenses. Our operating expenses were $265,862 for the three months ended September 30, 2024 compared to $253,540 for the three months ended September 30, 2023, an increase of $12,322, due primarily to increases in real estate brokerage commissions, partially offset by reductions in general and administrative and technology expenses. The primary components of operating expenses are described below.
Real Estate Agent Commissions. As a result of increases in our commissions and other brokerage income, our real estate agent commissions expense was $199,133 for the three months ended September 30, 2024 compared to $185,845 for the three months ended September 30, 2023. Real estate agent commissions expense, as a percentage of revenues, increased to 74.8% for the three months ended September 30, 2024 compared to 73.9% for the three months ended September 30, 2023.
Sales and Marketing. Sales and marketing expenses were $19,240 for the three months ended September 30, 2024 compared to $20,770 for the three months ended September 30, 2023.

Operations and support. Operations and support expenses were $18,774 for the three months ended September 30, 2024 compared to $17,121 for the three months ended September 30, 2023. The increase is primarily related to higher professional fees in the 2024 period.
General and administrative. General and administrative expenses were $20,774 for the three months ended September 30, 2024 compared to $21,988 for the three months ended September 30, 2023. The decline is primarily related to reductions in personnel as well as lower incentive compensation expenses offset by higher professional fees.
Technology. Technology expenses were $6,025 for the three months ended September 30, 2024 compared to $5,602 for the three months ended September 30, 2023. The increase resulted from continued expense reduction efforts in 2024, which included the negotiation of existing licensing agreements in an effort to improve our technology efficiency.
Operating income (loss) Operating income was $454 for the three months ended September 30, 2024 compared to operating loss of $1,992 for the three months ended September 30, 2023. The increase in operating income is primarily associated with the net impact of increased commission and other brokerage revenues and partially offset by increases in operating expenses.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $7,885 for the three months ended September 30, 2024 compared to $6,829 for the three months ended September 30, 2023. The increase was primarily attributable to increases in operating expenses.

Nine months ended September 30, 2024 Compared to Nine months ended September 30, 2023
The following table sets forth our revenue and operating loss by segment for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$752,306	$741,442

Operating loss by segment:
Real estate brokerage segment	$(31,885)	$(20,349)
Corporate and other segment	(20,683)	(20,577)
Total operating loss	$(52,568)	$(40,926)

Real estate brokerage segment
Operating loss	$(31,885)	$(20,349)
Depreciation and amortization	5,808	6,031
Litigation settlement	17,750	—
Restructuring	616	1,932
Stock-based compensation	3,611	3,355
Adjusted EBITDA	(4,100)	(9,031)
Adjusted EBITDA attributed to non-controlling interest	344	63
Adjusted EBITDA attributed to Douglas Elliman	$(3,756)	$(8,968)

Corporate and other segment
Operating loss	$(20,683)	$(20,577)
Stock-based compensation	7,106	6,311
Adjusted EBITDA attributed to Douglas Elliman	$(13,577)	$(14,266)

Revenues. Our revenues were $752,306 for the nine months ended September 30, 2024 compared to $741,442 for the nine months ended September 30, 2023. The $10,864 increase in revenues was primarily due to an increase in commissions and other brokerage income because of increased commissions from existing home sales.
Operating expenses. Our operating expenses were $804,874 for the nine months ended September 30, 2024 compared to $782,368 for the nine months ended September 30, 2023. The increase of $22,506 was due primarily to the litigation settlement of $17,750 and increases in real estate brokerage commissions of $17,857 partially offset by a decline in other operating expenses of $13,101.
Operating loss. Operating loss was $52,568 for the nine months ended September 30, 2024 compared to $40,926 for the nine months ended September 30, 2023. The $11,642 increase in operating loss was primarily due to the litigation settlement and the net impact of declines in commissions and other brokerage revenues partially offset by a decline in operating expenses.
Other (loss) income. Other loss was $16,978 for the nine months ended September 30, 2024 compared to income of $4,226 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, other losses primarily consisted of the change in fair value of derivatives embedded within convertible debt of $20,166 associated with the issuance of the new financing debt, and interest expense of $1,475. This was partially offset by interest income of $3,989, $625 of investment and other income primarily associated with our PropTech investments, and equity earnings from equity method investments of $49.
Loss before provision for income taxes. Loss before income taxes was $69,546 for the nine months ended September 30, 2024 and $36,700 for the nine months ended September 30, 2023.

Income tax expense (benefit). Income tax expense was $1,368 for the nine months ended September 30, 2024 compared to income tax benefit of $8,552 for the nine months ended September 30, 2023.
We calculate our provision for income taxes based upon our estimate of the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. During the nine months ended September 30, 2024, we analyzed the likelihood of utilizing our deferred tax assets and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result we established a valuation allowance for the full amount of the deferred tax assets. We refine annual estimates as current information becomes available.
Real Estate Brokerage.
The following table sets forth our condensed consolidated statements of operations data for the Real Estate Brokerage segment for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024		2023
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$714,652	95.0%	$703,780	94.9%
Property management	27,701	3.7%	26,849	3.6%
Other ancillary services	9,953	1.3%	10,813	1.5%
Total revenues	$752,306	100%	$741,442	100%

Operating expenses:
Real estate agent commissions	$564,606	75.1%	$546,749	73.7%
Sales and marketing	62,691	8.3%	64,170	8.7%
Operations and support	55,572	7.4%	53,338	7.2%
General and administrative	59,847	8.0%	71,794	9.7%
Technology	17,301	2.3%	17,777	2.4%
Depreciation and amortization	5,808	0.8%	6,031	0.8%
Litigation settlement	17,750	2.4%	—	—%
Restructuring	616	0.1%	1,932	0.3%
Operating loss	$(31,885)	(4.2)%	$(20,349)	(2.7)%
Revenues. Our revenues were $752,306 for the nine months ended September 30, 2024 compared to $741,442 for the nine months ended September 30, 2023. The increase of $10,864 was primarily related to an increase in our commission and other brokerage income. The increase in revenues was driven by an increased average price per transaction of $1.68 million per homesale in the nine months ended September 30, 2024 compared to $1.60 million per homesale in the comparable 2023 period.
Our revenues from commission and other brokerage income were $714,652 for the nine months ended September 30, 2024 compared to $703,780 for the nine months ended September 30, 2023, an increase of $10,872. In 2024, our commission and other brokerage income generated from the sales of existing homes increased by $15,357 and this consisted of increases of $11,138 in our Florida market, $5,204 in the West region and $4,296 in the Northeast region, which excludes New York City; these increases were offset by declines of $5,281 in New York City. In addition, our revenues from Development Marketing declined by $4,485 in the 2024 period compared to the 2023 period.
Operating Expenses. Our operating expenses were $784,191 for the nine months ended September 30, 2024 compared to $761,791 for the nine months ended September 30, 2023, an increase of $22,400, due primarily to the litigation settlement partially offset by declines in other operating expenses.
Real Estate Agent Commissions. Our real estate agent commissions expense was $564,606 for the nine months ended September 30, 2024 compared to $546,749 for the nine months ended September 30, 2023, an increase of $17,857. Real estate agent commissions expense, as a percentage of revenues, increased to 75.1% for the nine months ended September 30, 2024 compared to 73.7% for the nine months ended September 30, 2023. The increase in real estate agent commissions expense as a percentage of revenue in the 2024 period was primarily driven by a higher percentage of our revenues was generated from locations (primarily Florida, California, Texas, Colorado and Nevada) which generally pay higher commission rates and a lower percentage of commission revenues derived from Development Marketing, which generally pays lower commission rates, during nine months ended September 30, 2024 compared to the prior year period.
Sales and Marketing. Sales and marketing expenses were $62,691 for the nine months ended September 30, 2024 compared to $64,170 for the nine months ended September 30, 2023.
Operations and support. Operations and support expenses were $55,572 for the nine months ended September 30, 2024 compared to $53,338 for the nine months ended September 30, 2023.
General and administrative. General and administrative expenses were $59,847 for the nine months ended September 30, 2024 compared to $71,794 for the nine months ended September 30, 2023. The decline is primarily related to reductions in personnel as well as lower incentive compensation expenses.
Technology. Technology expenses were $17,301 for the nine months ended September 30, 2024 compared to $17,777 for the nine months ended September 30, 2023.
Operating loss. Operating loss was $31,885 for the nine months ended September 30, 2024 compared to $20,349 for the nine months ended September 30, 2023. The increase in operating loss is primarily associated with the litigation settlement of $17,750 and decline in revenues partially offset by a decline in operating expenses.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $20,683 for the nine months ended September 30, 2024 compared to $20,577 for the nine months ended September 30, 2023.

Summary of PropTech Investments
As of September 30, 2024, New Valley Ventures had investments (at a carrying value) of approximately $13,037 in PropTech companies. This amounts to approximately 3% of the value of Douglas Elliman’s total assets, which totaled approximately $503 million, as of September 30, 2024.

Liquidity and Capital Resources
Cash, cash equivalents and restricted cash increased by $27,746 to $157,263, which included $5,847 of restricted cash, during the nine months ended September 30, 2024 and by $37,493, which included restricted cash of $7,549, during the nine months ended September 30, 2023.
Cash used in operations was $16,987 and $27,773 for the nine months ended September 30, 2024 and 2023, respectively. The decline in the cash used in the 2024 period was related to the receipt of income tax refunds and lower uses of working capital. This was partially offset by lower operating income in the nine months ended September 30, 2024.

Cash used in investing activities was $2,009 and $5,487 for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, cash used in investing activities was comprised of capital expenditures of $4,273 and the purchase of investments of $259 in our PropTech business. This was offset by $2,523 of distributions from our investments in equity securities. For the nine months ended September 30, 2023, cash used in investing activities was comprised of capital expenditures of $5,380, and purchase of investments of $515 in our PropTech business. This was offset by $408 of distributions from our investments in equity securities.
Our investment philosophy is to maximize return on investments using a reasonable expectation for return when investing in equity-method investments and PropTech investments as well as making capital expenditures.
Cash provided by financing activities was $46,742 for the nine months ended September 30, 2024 compared to cash used in financing activities of $4,233 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, cash provided by financing activities was comprised of proceeds from debt issuance of $48,750. This was offset by deferred financing charges of $1,997 and $11 for payroll tax liabilities associated with restricted stock withheld upon the vesting of restricted stock. For the nine months ended September 30, 2023, cash used in financing activities was comprised of dividends and distributions on common stock of $4,222 and $11 for payroll tax liabilities associated with restricted stock withheld upon the vesting of restricted stock.
We paid a quarterly cash dividend of $0.05 per share from March 2022 to March 2023. On June 12, 2023, we announced that our Board had suspended the quarterly cash dividend, effective immediately. On June 12, 2023, our Board also declared a stock dividend on our common stock of 5%, which was paid on June 30, 2023 to stockholders of record as of the close of business on June 22, 2023.

Real Estate Brokerage Litigation. On April 26, 2024, we entered into a settlement agreement to resolve all claims on a nationwide basis in the pending class action litigations, Gibson v. NAR, No. 4:23-cv-00788-SRB (W.D. Mo.) and Umpa v. NAR, 4:23-cv-00945-SRB (W.D. Mo.) alleging claims on behalf of sellers against Douglas Elliman Inc. and our subsidiaries. Under the settlement agreement, the Company paid $7,750 into an escrow fund on June 12, 2024, and agreed to pay two $5,000 contingent payments subject to certain financial contingencies on or before December 31, 2027 (collectively, the “Settlement Amount”). The contingent payments may be accelerated under certain circumstances. The Company recognized an expense of $17,750 for the nine months ended September 30, 2024. Litigation is subject to uncertainty and it is possible that there could be adverse developments in other pending cases or that more cases, including antitrust lawsuits, could be concerned.
See Note 8 Contingencies for a complete discussion of Real Estate Brokerage Litigation and related litigation.
Other litigation. Two real estate salespersons formerly associated with the Company as independent contractors, have, together or separately, been named as defendants in multiple complaints by women accusing them of sexual assault and related wrongdoing. While the Company is not named as a defendant in these lawsuits, the salespersons’ former association with the Company has been reported in various publications. The Company is aware of the potential for litigation against the Company and certain of its current and former executives based on such alleged sexual assault and related wrongdoing, including claims that the Company and those executives are liable or indirectly liable for such wrongdoing. The Company and its executives deny all liability.
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
We had cash and cash equivalents of approximately $151,416 as of September 30, 2024 and, in addition to any cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make or seek to make other investments, which may limit our liquidity otherwise available.
On July 2, 2024, we issued $50,000 in aggregate principal amount of Convertible Notes due 2029. The Convertible Notes bear interest at a rate of 7.0% per annum, payable in cash, or, at our election, 8.0% per annum paid in kind, due semi-annually. See Note 7 Notes Payable for more information concerning our Convertible Notes.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2024, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of September 30, 2024, we had outstanding approximately $3,000 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.

As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. The escrow funds on deposit at the subsidiary were $36,061 and $41,338 as of September 30, 2024 and December 31, 2023, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these deposits.

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

Legislation and Regulation
There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our 2023 Annual Report.

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

•litigation risks, the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises (and responses to them),
•the impacts of the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017, including the continued impact on the markets of our business,
•effects of industry competition,

•severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity,
•the tax-free treatment of the Distribution,
•the failure of Vector Group to satisfy its respective obligations under the agreements entered into in connection with the Distribution, and
•the additional factors described under “Risk Factors” in our 2023 Annual Report filed with the SEC as updated in this report.
Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our 2023 Annual Report filed with the SEC and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. The forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this report. New factors may emerge, and it is not possible to predict all of the factors that may affect our business and operations.

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

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Reference is made to Note 8 to our condensed consolidated financial statements, incorporated herein by reference, which contains a general description of certain legal proceedings to which the Company or its subsidiaries are a party.

ITEM 1A.         RISK FACTORS

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2023 Annual Report and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No equity securities of ours which were not registered under the Securities Act of 1933, as amended, have been issued or sold by us during the three months ended September 30, 2024. In addition, we did not repurchase any of our equity securities during the three months ended September 30, 2024.
ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

In the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

ITEM 6.    EXHIBITS:

* 10.1	Purchase Agreement, dated July 2, 2024, by and among the Company, Alter Domus (US) LLC, as collateral agent, and the Purchases named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 2, 2024).

* 10.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 2, 2024).

* 10.3	Registration Rights Agreement, dated July 2, 2024, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated July 2, 2024).

* 10.4	Employment Agreement, dated October 30, 2024, between Douglas Elliman Inc, and James B. Kirkland III (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 30, 2024).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).

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

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary
Date:	November 12, 2024