Form 10-K
period 2024-12-31
Douglas Elliman Inc.
filed 2025-03-17
CIK 1878897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2024

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

☐	Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☑	Smaller reporting company	☐	Emerging Growth Company
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
The aggregate market value of the common stock held by non-affiliates of Douglas Elliman Inc. as of June 30, 2024 was approximately $93.0 million.
At March 7, 2025, Douglas Elliman Inc. had 88,737,838 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

Douglas Elliman Inc.
FORM 10-K

PART I

Unless the context requires otherwise, references to “Douglas Elliman,” “Elliman,” “the Company,” “we,” “us” or “our” refers to Douglas Elliman Inc. and its consolidated subsidiaries.

Summary Risk Factors

Our business is subject to a number of risks and uncertainties that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition, and results of operations, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. The principal risks and uncertainties affecting our business include, among others, the following:

•We are subject to risks relating to the real estate industry;
•We are impacted by the performance of the real estate markets in the New York metropolitan area and there may be a reduction in the attractiveness of those markets as well as the other markets in which we operate;
•There could be a lack of financing for homebuyers in the U.S. residential real estate market at favorable rates and on favorable terms;
•Declining home inventory levels have resulted in insufficient supply, which has negatively impacted home sale transactions;
•Consumers may adopt alternatives to full-service agents;
•We depend on a strong brand, and any failure to maintain, protect and enhance the Douglas Elliman brand would have an adverse effect on our ability to grow our real estate brokerage business;
•The failure of third-party vendors or partners to perform as we expect or appropriately manage risks, or our failure to adequately monitor third-party performance, could result in harm to our reputation and ability to generate revenue;
•The real estate brokerage business in our markets is extremely competitive;
•Our real estate brokerage business depends on the success of our agents;
•Contractual obligations related to confidentiality and noncompetition may be ineffective or unenforceable against departing employees;
•Douglas Elliman is subject to risks and operational limitations associated with its strategic alliance with Knight Frank Residential;
•Any decrease in our gross commission income or the percentage of commissions that we collect may harm our business, results of operations and financial condition. Our gross commission income or the percentage of commissions that we collect may decline;
•Negligence or intentional actions of real estate agents engaged by us could materially and adversely affect our reputation and subject us to liability;
•There may be adverse financial and operational consequences to us if independent real estate agents are reclassified as employees;
•We may not be able to maintain or establish relationships with multiple listing services and third-party listing services, which could limit the information we are able to provide to our agents and clients.
•Goodwill and indefinite-lived intangible asset impairment charges may adversely affect our operating results and financial condition;
•Industry structure changes that disrupt the functioning of the residential real estate market, including as a result of litigation or regulatory scrutiny, could materially adversely affect the Company’s operations and financial results;
•Infringement, misappropriation or dilution of the intellectual property of Douglas Elliman could harm our business;
•We rely on licenses to use the intellectual property rights of third parties which are incorporated into our products and services, and failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings;
•If websites we rely on fail to rank prominently in unpaid search results, traffic to these websites could decline and our business would be adversely affected;

•Cybersecurity incidents could disrupt our business operations or could result in the loss of critical and confidential information, which may adversely impact our reputation and harm our business.
•Some of our application systems and services contain open-source software, which may pose particular risks to our proprietary software, products, and services;
•We may fail to successfully complete or integrate acquisitions and joint ventures into our existing operations, or to complete or effectively manage divestitures;
•There are risks inherent in PropTech Investments;
•We may engage in business activities that could result in us holding investment interests in entities which could subject us to regulation under the Investment Company Act of 1940;
•The use of technology that incorporates AI presents risks relating to confidentiality, creation of inaccurate and flawed outputs and emerging regulatory risk, any or all of which may adversely affect our business and results of operations;
•Our quarterly results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict;
•Our debt obligations under our Convertible Notes could impair our financial condition, limit our operational flexibility and result in significant dilution;
•We may not have the ability to raise the funds necessary to settle conversions of our Convertible Notes in cash or to repurchase the Convertible Notes in connection with a Major Transaction, and any other indebtedness we may incur in the future may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes;
•Douglas Elliman Inc. is a holding company and depends on cash payments from our subsidiaries to pay dividends on our common stock;
•Our liquidity could be adversely affected by conditions in the financial markets or the negative performance of financial institutions;
•Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks;
•We are periodically subject to claims, lawsuits, government investigations and other proceedings.
•Adverse decisions in litigation or regulatory actions against companies unrelated to us could impact our business practices;
•Some of our potential losses may not be covered by insurance, and we may not be able to obtain or maintain adequate insurance coverage;
•Our fraud detection processes and information security systems may not successfully detect all fraudulent activity by third parties aimed at our employees or agents;
•If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer;
•Changes in accounting standards, subjective assumptions and estimates used by management related to complex accounting matters could have an adverse effect on our reported results;
•Prior to December 2024, Douglas Elliman was materially dependent on Vector Group’s performance under various agreements;
•The Distribution could result in significant tax liability; and
•We may have a significant indemnity obligation to Vector Group if the Distribution is treated as a taxable transaction.

ITEM 1. BUSINESS

Overview

Douglas Elliman Inc. is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology, or PropTech, companies. Douglas Elliman owns Douglas Elliman Realty, LLC, one of the largest residential brokerage companies in the New York metropolitan area, which includes New York City, Long Island, the Hamptons, Westchester, Connecticut and New Jersey, and also conducts operations in Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia, Washington D.C., Arizona, New

Hampshire and Michigan. We also offer, including through our subsidiaries and ventures, ancillary services, such as property management, title and escrow services.

Douglas Elliman Inc. is a Delaware corporation incorporated in 2021 in connection with the separation of Douglas Elliman from Vector Group Ltd., as an independent, publicly traded company, listed on the New York Stock Exchange. On December 29, 2021, Vector Group completed the distribution of the common stock of Douglas Elliman to its stockholders (the “Distribution”), and we began trading on the New York Stock Exchange under the symbol “DOUG” on December 30, 2021.

Strategy

Since its inception in 1911, Douglas Elliman has challenged the status quo of the real estate industry. We were founded on Douglas L. Elliman’s vision that New Yorkers would shift their preference for traditional homes to favor luxury apartments that were both sold and managed by comprehensive real estate companies. More than a century later, the Douglas Elliman brand is still associated with service, luxury and forward thinking — our markets are primarily international finance and technology hubs that are densely populated and offer housing inventory at premium price points. The average transaction value of a home we sold in 2024 was approximately $1.67 million — significantly higher than our principal competitors.

We are building on our record of innovation. Douglas Elliman is focused on digitizing, integrating and simplifying real estate activities for our agents and elevating their clients’ experiences. We are bringing innovative, technology-driven PropTech solutions to Douglas Elliman by adopting new PropTech solutions for our agents and their clients and investing in select PropTech opportunities through our subsidiary, New Valley Ventures LLC. Our model is to source and use best-of-breed products and services that we believe will increase our efficiency. In addition to entering business relationships with these PropTech companies, we are committed to creating over time a dynamic portfolio of PropTech companies by leveraging our relationships to provide them access to our agents and their clients, as well as our knowledge and experience. We believe these collaborative relationships are mutually beneficial because they keep Douglas Elliman both asset light and on the cutting edge of the industry by offering our agents innovative solutions and services that can be integrated into our technology. Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

Douglas Elliman boasts a prestigious luxury brand that is complemented by a comprehensive suite of technology-enabled real estate services and investments. These distinguishing qualities position us to capitalize on opportunities in the U.S. residential real estate market. Despite various “agentless” models such as “iBuying,” approximately 90% of sellers and 88% of buyers were assisted by a real estate agent or broker when selling or purchasing their home between July 2023 and June 2024, according to the National Association of Realtors, or NAR, highlighting the central role agents continue to play in real estate transactions. Agents are able to generate significant repeat business from clients and referrals, with 66% of home sellers between July 2023 and June 2024 choosing to collaborate with an agent they had used in the past or from a referral, according to the NAR. Repeat business, as well the ability to provide ancillary services, allows agents to extend their client relationships and generate significant lifetime value.

After a strong 2021, when existing home sales reported by the NAR reached their highest level since 2006, the residential real estate brokerage industry began experiencing significant challenges in the second quarter of 2022, which have continued to date. These challenges have been marked by a reduced inventory of homes available for sale, which we believe has been caused by elevated mortgage rates since early 2022. According to the NAR, sales of existing homes of 4.06 million in 2024, which was the lowest amount since 1995, declined from 4.09 million in 2023 and 5.03 million in 2022. By comparison, our transactions increased by 1% to 21,781 in 2024 from 21,606 in 2023. We began to see a stabilization in our revenues during 2023. This trend continued throughout 2024, and our revenues were 4% more than in 2023. Based on cash receipts in January and February 2025, we expect these increases to continue in the first quarter of 2025 and the NAR and other real estate industry consortiums are forecasting similar increases in the U.S. residential real estate market in 2025.

Despite these macroeconomic challenges, we believe our competitive advantages in the luxury markets distinguish us from our competitors and our comprehensive suite of real estate solutions, our industry-leading brand name, and our talented team of employees and agents set us apart in the industry. In 2024 and 2025, Douglas Elliman was named the most trusted real estate brokerage firm in the United States as part of the America’s Most Trusted Series by Lifestory Research. As the real estate brokerage industry evolves and addresses these challenges related to constrained inventory of homes as well as higher mortgage rates, we continue to pursue profitable growth opportunities through the expansion of our footprint, investments in cutting-edge PropTech companies through New Valley Ventures, continued recruitment of best-in-class talent, acquisitions (acqui-hires), and operational efficiencies. We will continue to employ a disciplined capital allocation strategy aimed at generating sustainable long-term value for our stockholders.

Real Estate Services

Large residential brokerage company with a recognized luxury brand. Douglas Elliman is one of the largest residential brokerage companies in the New York metropolitan area, which includes New York City, Long Island, the Hamptons, Westchester, Connecticut and New Jersey. As of December 31, 2024, Douglas Elliman has 121 offices with approximately 6,200 real estate agents in the New York metropolitan area, as well as in Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia and Washington, D.C. The Douglas Elliman name is synonymous with luxury.

Prominent new development sales and marketing firm. Douglas Elliman’s Development Marketing division, or DEDM, distinguishes our positioning and reputation in the luxury real estate segment. DEDM is sought after by well-known real estate developers as it offers expertise in sales, leasing, and marketing for new developments throughout key markets in the United States and internationally. Drawing upon decades of experience and market-specific knowledge, DEDM offers a multidisciplinary approach that includes comprehensive in-house research, planning and design, marketing and sales. DEDM ranks among the most prominent sales and marketing firms in New York and Florida, as well as Douglas Elliman’s other luxury markets, and employs approximately 86 in-house development professionals. Through a strategic global alliance with Knight Frank Residential, the world’s largest privately-owned property consultancy, DEDM markets properties to international audiences. We employ a hybrid broker model where our traditional residential real estate agents work in tandem with our DEDM professionals and leverage their extensive industry relationships for the benefit of DEDM clients. Agents are able to market and sell high-profile developments that enhance their brands and provide additional commission revenue potential. We believe this model provides a competitive advantage to our DEDM business while also increasing the attractiveness of the Douglas Elliman platform to current and prospective agents.

Premium residential property management business. Douglas Elliman is also engaged in the management of cooperative, condominium and rental apartment buildings through its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management. As of December 31, 2024, Residential Management Group provides a full range of fee-based management services for approximately 450 properties representing approximately 55,000 units in New York City, Nassau County, Long Island City and Westchester County.

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

Leading provider of escrow services. In November 2020, Douglas Elliman acquired Portfolio Escrow, an escrow company that is a leader in the California escrow market. After execution of a home purchase contract, purchase funds are deposited by the buyer into a Portfolio Escrow trust account. After all parties agree that the contingencies of the sale contract have been satisfied, Portfolio Escrow delivers all pertinent documents for recording to the appropriate county clerk’s office and then releases funds to the seller and any other agreed-upon entity. Portfolio Escrow, as an escrow holder, is paid a fee equal to a percentage of the sales price.

PropTech Solutions Supporting Real Estate Services

Our PropTech strategy leverages best-of-breed, proven legacy technologies and selective partnerships with early-stage, disruptive PropTech companies to support our real estate brokerage and services operations. This strategy supports our stakeholders, including our agents, their clients and our management team, by providing them with access to fast-changing and industry-leading technology. We believe technology innovation is best fostered in these smaller, purpose-built PropTech companies to develop new products rather than inside of a large company, such as Douglas Elliman, because in-house technology is generally more costly to develop, takes longer to bring to market and rarely generates the most cutting-edge solutions. By using PropTech solutions and offering a suite of cutting-edge applications, our open architecture technology infrastructure provides users a “plug and play” environment where new features and functionality can be quickly added for the benefit of our agents and their clients. This helps ensure our technology remains state-of-the-art, vendor optionality is maintained, and our costs are minimized. Examples of our PropTech platform for Douglas Elliman’s agents and their clients are summarized below.

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

Elliman Essentials provides agents and employees with enhanced vendor access. Elliman Essentials provides a curated list of offerings from preferred vendors that Douglas Elliman’s approximately 6,200 agents and an additional 409 employees access to source products, services and experiences to enhance business practices and purchase closing gifts for customers. Elliman Essentials can be accessed on our intranet portal, MyDouglas.

Elliman Showroom is a client and customer lifetime concierge solution. We are offering seasoned third-party products into Elliman Showroom, a white-glove homeowners engagement solution that provides access to services such as insurance, moving, telecommunications, utilities, solar home security and home services and facilitates the moving and home management needs of our agents. This simple, “do-it-yourself,” end-to-end digital homeowner engagement platform includes more than 40 direct partnerships and integrations across multiple industries. It leverages our investee and growing PropTech startup, LiveEasy.

PropTech Investments

MyDouglas

Powered by industry-leading technology capabilities developed by innovative PropTech leaders and start-ups

Hello, Ashley
YTD Total GCI
$3,563,154.75
YTD Volume
$201,551,680.93
YTD Deals
62
16
Apps
Company News
Power of the Press
Regional Listings
2,017
My Listings Activity
58
205,906
21
Last Payment Advice
$3,055.00
$2,843,814.41

Capabilities | Solutions

Capabilities	Solutions
Team Management Agent Social Media • Learning Management System • MyDouglas Team Views • Team Deal Management	invent.us • northpass • purlin* • Real Grader • rechat.*
Agent Brand Management VideoBolt – One-Click Video Creation/Virtual Tours • Elliman.com • Custom Property Websites	purlin* • rechat.*
Listing Management CMA • Home Valuation • MyDouglas – Listing Analytics • Digital Ad Campaigns • StudioPro – Open House Management • Regional Listings Insights	Buyside • invent.us • purlin* • ReSource • VideoBolt.com
Current Clients and Customers StudioPro – CRM • StudioPro – Email Marketing • StudioPro – Marketing Center • Client Portal Services	purlin* • rechat.*
Performance Analytics YTD Total GCI Deals and Volume Summary • Commission Check Tracking	invent.us • Infinite Creator* • purlin* • Tongo*
Deal Management StudioPro – Transaction Management • Title and Escrow Services • MLS Services – Collaborative Home Search • StudioPro – Listing Tour Scheduling and Coordination • Digitized eSignature • eNotary service	DE Title Services • DocuSign • MLS • Notarize* • Partners Land Services • Portfolio Escrow, Inc. • rechat.* • Tongo*
Post-Closing Client and Customer Stewardship Home Services • Client Portal • New Development Marketing • Digital Board Packages (NYC only)	BILT* • BoardPackager • Envoy* • LiveEasy* (Formerly MoveEasy) • Proxio
Artificial Intelligence ("AI") and Predictive Analytics	invent.us • Infinite Creator* • LiveEasy* (Formerly MoveEasy) • purlin* • rechat.* • ReSource

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

As of December 31, 2024, New Valley Ventures had investments in PropTech companies and funds (at a carrying value) of approximately $11.4 million. This amounts to approximately 2% of the value of Douglas Elliman’s total assets, which totaled approximately $494 million, as of December 31, 2024.

As of December 31, 2024, our PropTech investments included:

• Rechat: a lead-to-close, fully mobile technology dashboard for real estate agents including marketing, customer relationship management and transaction-management software. Douglas Elliman has a multi-year services agreement with Rechat for its agents, who are increasingly requesting and requiring superior access to technology and back-office support services. The Rechat technology is a key element of MyDouglas, Douglas Elliman’s primary agent portal designed to be our agents’ technology front door, and StudioPro, the cloud-based agent portal and marketing tool recently launched by Douglas Elliman that helps integrate all agent resources in one user-friendly suite.

• Purlin: an automated intelligence company that powers multiple platforms for Douglas Elliman including: a personalized collaboration platform to aid in home discovery for agents’ clients, an agent “paid social media” integration into MyDouglas that enables intelligent campaigns to promote specific listings, and client and agent portals and automated communications for Portfolio Escrow that also integrate with MyDouglas.

• LiveEasy: a client- and customer-facing digital concierge service designed to assist clients and customers moving into and “setting up” their new homes, while offering additional services to maintain their homes. In partnership with residential real estate brokerages, LiveEasy is delivered in a white-labeled format that features the name and contact information of the selling agent. New Valley Ventures monetized its investment in LiveEasy in 2024 and received approximately $6.4 million and recorded a gain of approximately $4.6 million.

• Fyxify: a tech-enabled platform that utilizes direct scheduling and operating technology to avoid the inefficiencies of home repairs.

• Bilt: a leading loyalty program and co-branded credit card for renters to earn points on their rent payments. Douglas Elliman has joined the Bilt Rewards Alliance, a network of more than two million rental units across the country where renters can enroll in the loyalty program to earn points on rent paid. This platform enhances Douglas Elliman’s suite of offerings for both the renters and landlords it represents. New Valley Ventures monetized 50% of its $500,000 investment in Bilt in 2024 and received approximately $1.3 million and recorded a gain of approximately $1.0 million.

• Persefoni AI: a software-as-a-service, or “SaaS,” platform built to enable enterprises of all sizes to measure their carbon footprint accurately, dynamically and regularly across all operations.

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

•PropTech Venture Capital Funds: investments in the following venture capital funds providing us with exposure to opportunities in the emerging PropTech industry.
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

In 2023, New Valley Ventures monetized two PropTech investments, EVPassport and Envoy, and recorded gains of $715,000 and $160,000 respectively, for the year ended December 31, 2023. In 2023, New Valley Ventures also determined that the fair value of its investment in Audience was zero and reported realized losses on convertible debt securities of $236,000 for the year ended December 31, 2023. In 2024, New Valley Ventures monetized two PropTech investments, LiveEasy and Bilt, and recorded gains of $4.6 million and $1.0 million respectively, for the year ended December 31, 2024.

Our Competitive Strengths

Leading luxury brand with a strong presence in markets where we have brand recognition and brand equity. We have a strong presence in most major luxury real estate markets in the United States, including New York, Florida, California, Texas, Colorado, Nevada, Massachusetts as well as the Washington, D.C. Metro area, which includes Maryland, Virginia and Washington D.C. Further, we have established a reputation for luxury and trust, which we believe has differentiated our brand from those of our peers. To build on this established brand presence, Douglas Elliman produces proprietary content and generates earned media regarding a range of relevant topics — including brand initiatives, exclusive listings, new development projects and closed deals — that resonate with our clients and contribute to a strong share of voice across all major markets in which we operate and enhances the professional credibility of agents and executives whose thought leadership is often sought by major global media outlets.

Experienced team of talented agents and employees. The residential real estate business is built upon personal relationships, and we have long believed Douglas Elliman’s team of approximately 783 employees and approximately 6,200 agents (including 5,264 Principal Agents), as of December 31, 2024, distinguishes us from other residential real estate brokerage firms. We define principal agents as number of teams, plus the number of individual agents not on teams. Forbes recognized Douglas Elliman in its 2021 list of America’s best large employers.

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

Technology that we believe is industry-leading and supports recruitment and retention of agents. We provide our agents with what we believe is the most advanced set of digital-and mobile-enabled tools and resources in the residential brokerage industry, including cloud-based agent portal, workflow processing, commission system, customer acquisition tools, Innovation Lab, customer relationship management (“CRM”) and marketing tools. These tools are designed to support agent productivity, earnings potential and satisfaction, and we believe they enhance our efforts to recruit and retain high-performing agents.

Growth Strategy

Expand our footprint into adjoining markets. We strategically aim to build on our leadership position in the New York metropolitan area, including New York City, Long Island, Westchester and the Hamptons, while entering and expanding in complementary markets as well as key markets in Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia and Washington, D.C., where the Douglas Elliman brand has strong awareness and brand equity.

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

Invest in compelling PropTech opportunities that facilitate our growth and competitive differentiation. Our goal is to build a portfolio of investments in PropTech companies and leverage their technology for the benefit of our agents and their clients. We believe that investing strategically in disruptive, early-stage PropTech companies equips Douglas Elliman stakeholders with early and differentiated access to new technology built in entrepreneurial environments, while enabling PropTech investee companies to access our knowledge and experience through our commercial relationships to grow their own businesses. Concurrently, we believe investing in these PropTech companies enables us to establish relationships with these companies to seek preferred terms, become an early adopter of emerging technologies and achieve greater product integration with our users and IT systems, which enhances our competitive differentiation with agents and their clients. Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

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

Human Capital

We have long believed that the diversity and talent of our people provides a competitive advantage to Douglas Elliman. As of December 31, 2024, we employed approximately 783 employees, of which 409 were employed by Douglas Elliman Realty LLC, 216 were employed at Douglas Elliman Property Management and 158 were employed at Douglas Elliman’s corporate headquarters.

Real Estate Brokerage. The residential real estate business is built upon personal relationships and we have long believed Douglas Elliman’s team of employees as well as approximately 6,200 agents distinguish us from other residential real estate brokerage firms. Forbes recognized Douglas Elliman in its 2023 list of America’s best employers. We believe this recognition is a testament to the hard work and resiliency of the Douglas Elliman family. We are proud that women are well represented in our leadership as they comprise 46% of our “Executive/Senior Level officers and managers” and 65% of our “First/Mid-Level officials and managers.”

While most of Douglas Elliman’s employees are located in the New York and Miami metropolitan areas, our agents are primarily located in New York, Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia, Washington, D.C. and the Bahamas. In an effort to continue to foster relationships with our employees and agents, Douglas Elliman’s management implemented the following initiatives:

•At Douglas Elliman we regularly host company-wide virtual town halls, podcasts, and communications across all regions. These town halls are intended to promote a spirit of camaraderie, educate our employees and agents, and strengthen our culture of connectivity and entrepreneurialism.

•In 2024, we hosted the record-breaking virtual Elliman Summit, a three-day event that brought together 9,786 agent participants across 31 sessions. The Summit featured top coaches and agents from around the country who shared their expertise, strategies, and experiences.

•We also introduced Elliman Empower where we provided open office hours, offering personalized support 3–4 times per week to answer questions, explore tools, and refine skills to enhance the success for our agents.

•In 2023, we launched the inaugural “Agents of Change” initiative. “Agents of Change” is a series of conversations designed to spotlight pressing social issues and celebrate the Douglas Elliman agents who are actively working to increase diversity and spark change in the real estate industry and society at large. The initial event, held in honor of Black History Month, involved listening to five members of the Douglas Elliman community discussing their personal and professional experiences as people of color working in residential real estate and highlighted the scope of the diversity, equity and inclusion challenges facing the industry. This event is expected to be held again in 2025. The series will be an ongoing process designed to foster a respectful and supportive workplace that enables Douglas Elliman to attract and retain a diverse workforce that represents our customers and its communities. Since its inception, we have hosted panels hearing from women at Douglas Elliman who are shattering glass ceilings and members of the Asian American and Pacific Islander community whose work has left a mark on our firm and industry at large.

•We continued to support diversity efforts, including sponsoring Aspen Gay Ski Week, matching employees’ and agents’ contributions to the NAACP Legal and Education Fund, the AAPI Community Fund and various other health and social charitable organizations.

•Through our robust community minded platform Elliman Cares, we continue to support organizations benefiting victims of various Florida hurricanes, California wildfires, Texas and Puerto Rico flood disasters and the Ukraine Humanitarian Crisis Fund of the American Red Cross. Douglas Elliman also supports health driven organizations including God’s Love We Deliver, Project Angel Food, and the American Cancer Society. Our annual bike-a-thon, The Ride for Love, has raised more than a million dollars to date for God's Love We Deliver.
In addition, Douglas Elliman offers comprehensive benefit programs to its employees which provide them with, among other things, medical, dental, and vision healthcare; 401(k) matching contributions; paid parental leave; and paid vacation time.
We value employee wellness and as such, we also provide an Employee Assistance Program offering virtual support services from healthcare to mental health, along with access to financial advisors through Morgan Stanley, both fully employer paid.
We will continue to listen, while engaging and connecting with our employees and agents, to further our human capital management objectives.

Government Regulation

We operate in an increasingly complex legal and regulatory environment. Our business and the products and services that we offer are affected by a continually expanding and evolving range of local, state, federal, and international laws and regulations. For additional information on government regulation refer to Part I, Item 1A “Risk Factors—Risks Related to Our Real Estate Business—Industry structure changes that disrupt the functioning of the residential real estate market, including as a result of litigation or regulatory scrutiny, could materially adversely affect our operations and financial results.”

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

ITEM 1A.RISK FACTORS

Our business faces many risks. Below we described the known material risks that we face. There may be additional risks that we do not yet know of or that we do not currently perceive to be significant that may also impact our business. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on the business, results of operations, cash flows, prospects, financial condition of us, which in turn could negatively affect the value of our common stock. You should carefully consider and evaluate all information included in this report and any subsequent reports that we may file with the SEC or make available to the public before investing in our securities.
Risks Associated with Our Real Estate Business

We are subject to risks relating to the real estate industry.

The health of the U.S. real estate industry impacts our success and the industry is significantly affected by changes in economic and political conditions in the United States and internationally as well as real estate markets, which could adversely impact our real estate business and returns on our investments, trigger defaults in project financing, cause cancellations of property sales, reduce the value of our properties or investments and could affect our results of operations and liquidity. The real estate industry is cyclical and is significantly affected by changes in general and local economic conditions which are beyond our control. Because our revenue primarily consists of sales commissions and transaction fees, any industry slowdown could result in a decline in the total number of residential real estate transactions executed by our agents and could adversely affect our business, financial condition and results of operations.

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
• rising interest rates and inflation;
• the general availability and cost of mortgage financing;
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
• legislative, tax or regulatory changes that could adversely impact the real estate market, including, but not limited to, potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the U.S. housing and mortgage markets, and potential limits on, or elimination of, the deductibility of certain mortgage interest expense and property taxes;
•adverse changes in economic and general business conditions in the New York metropolitan area or the other markets in which we operate;
• a decline in the affordability of homes;
• declining demand for real estate;
• declining home ownership rates, declining demand for real estate and changing social attitudes toward home ownership;
• acts of God, such as hurricanes, earthquakes and other natural disasters, or acts or threats of war or terrorism; and/or
• adverse changes in global, national, regional and local economic and market conditions, particularly in the New York metropolitan area and the other markets where we operate, including those relating to pandemics and health crises.

We are impacted by the performance of the real estate markets in the New York metropolitan area and there may be a reduction in the attractiveness of those markets as well as the other markets in which we operate.

Our business significantly depends on sales transactions for residential property in the New York metropolitan area, and we derived approximately 48% of our revenues in 2024, 50% of our revenues in 2023 and 52% of our revenues in 2022 from the New York metropolitan area. There may be a reduction in the attractiveness of the real estate markets of the New York metropolitan area and the other markets in which we operate.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) limited mortgage interest deductions as well as state and local income and property tax deductions. The loss of the use of these deductions has encouraged residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2024, approximately 63% of our closed sales occurred in New York, California, Connecticut, New Jersey and Massachusetts, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact demand for our products and services.

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

We believe that low mortgage rates were a significant factor in the trend in increased homeowner equity and growth in home prices and sales in 2021. In March 2022, the Federal Reserve Board began increasing its primary policy interest rate as well as reducing the size of its balance sheet. Consequently, mortgage interest rates have significantly and rapidly increased. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control and difficult to predict. Beginning in 2022, the cost of financing for homebuyers increased significantly, which resulted in higher monthly payment costs that make homes less affordable to purchasers and these conditions have continued. We believe these higher interest rates also reduced home inventory because many sellers considering a move faced higher monthly payment costs because of moving. Consequently, both of these trends resulted in a decline of transaction volume since 2021 and, if these trends continue, could eventually result in lower home prices.

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

The failure of third-party vendors or partners to perform as we expect or appropriately manage risks, or our failure to adequately monitor third-party performance, could result in harm to our reputation and ability to generate revenue.

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

We compete with other multi-office independent real estate organizations and with franchise real estate organizations competing in local areas. Competition is particularly intense in the densely populated metropolitan areas of New York City, South Florida and Los Angeles in which we operate. In addition, in the real estate brokerage industry, new participants face minimal barriers to entry into the market. We also compete for the services of qualified licensed agents. The ability of our brokerage offices to retain agents is generally subject to numerous factors, including the sales commissions they receive, advertising support and perception of brand value. Failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are dependent on the efforts, abilities and experience of our employees, and we compete for their services. We have contracts with certain employees that include provisions preventing them from competing with us both during and after the term of our employment contracts with them. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies. On July 9, 2021, President Biden signed an executive order encouraging the Federal Trade Commission (“FTC”) to curtail unfair use of non-compete agreements and other agreements that may unfairly limit worker mobility. While we cannot predict how the initiatives set forth in the executive order will be implemented or, as a result, the impact that the executive order will have on our operations, there is now increased uncertainty regarding the long-term enforceability of our non-compete agreements. In April 2024, the FTC enacted a rule that prohibited employers from entering non-compete clauses with workers and require employers to rescind existing non-compete clauses. Shortly after enactment, the rule was subject to various legal challenges and the rule was set aside by the U.S. District Court for the Northern District of Texas. However, the FTC may appeal the discussion and the outcome of the FTC ruling is uncertain. In addition, the New York state legislature passed legislation in 2023 that would have prohibited most non-compete agreements between employers and workers in New York State, although it was not ultimately enacted. It is possible that additional similar legislation may be introduced in the future. We are monitoring developments related to these proposed laws for any potential impact on the arrangements we enter into with third parties, including our real estate agents.

Douglas Elliman is subject to risks and operational limitations associated with its strategic alliance with Knight Frank Residential.

Douglas Elliman has entered into a strategic alliance with Knight Frank Residential, the world’s largest privately-owned property consultancy, to market certain luxury residential properties of at least $2 million to international audiences through co-branded offices, located in the various luxury markets where Douglas Elliman operates, and select top-tier agents. The agreement provides for the sharing of commissions and certain other payments in respect of jointly marketed properties. This strategic alliance subjects Douglas Elliman to risks, including risks associated with the sharing of proprietary information between parties, non-performance by Douglas Elliman or Knight Frank Residential of obligations under the strategic alliance agreement, disputes over strategic or operational decisions or other matters and reputational risks, as well as litigation risks associated therewith. In particular, Douglas Elliman is subject to certain exclusivity and non-compete provisions in connection with marketing and selling properties outside the United States in various markets in which Knight Frank Residential operates, subject to certain exceptions. Although Douglas Elliman believes that the strategic alliance enhances its ability to serve its luxury customers, such restrictions could limit Douglas Elliman’s growth prospects.

Any decrease in our gross commission income or the percentage of commissions that we collect may harm our business, results of operations and financial condition. Our gross commission income or the percentage of commissions that we collect may decline.

Our business model depends upon our agents’ success in generating gross commission income, which we collect and from which we pay to them net commissions. Real estate commission rates vary by market, and although historical rates have been relatively consistent over time across markets, there can be no assurance that prevailing market practice will not change in a given market, or across the industry, in the future. Customary commission rates could change due to market forces locally or industry-wide, as well as due to regulatory or legal changes in such markets, including because of litigation or enforcement actions. In addition, there can be no assurance that we will be able to maintain the percentage of commission income that we collect from our agents. If industry conditions change, we may be forced to reduce the percentage of commissions that we collect from our agents. See — “Industry structure changes that disrupt the functioning of the residential real estate market, including as a result of litigation or regulatory action, could materially adversely affect our operations and financial results.”

Negligence or intentional actions of real estate agents engaged by us could materially and adversely affect our reputation and subject us to liability.

Our operations rely on the performance of real estate agents. If our agents were to provide lower quality services to our customers or engage in negligent or intentional misconduct, our image and reputation could be materially adversely affected. In addition, we have previously been subject to and could continue to be subject to public scrutiny as well as litigation and regulatory claims arising out of our agents’ performance of brokerage services or other conduct, which if adversely determined, could result in substantial financial or legal penalties.

There may be adverse financial and operational consequences to us if independent real estate agents are reclassified as employees.

Although the legal relationship between residential real estate brokers and licensed real estate agents throughout most of the real estate industry historically has been that of independent contractors, newer rules and interpretations of state and federal employment laws and regulations, including those governing employee classification and wage and hour regulations in our and other industries, may impact industry practices and our company-owned brokerage operations.

Significant agent reclassification determinations in the absence of available exemptions from minimum wage or overtime laws, including damages and penalties for prior periods (if assessed), could be disruptive to or otherwise have an adverse effect on our business or constrain our operations in certain jurisdictions.

We may not be able to maintain or establish relationships with multiple listing services (“MLSs”) and third-party listing services, which could limit the information we are able to provide to our agents and clients.

Our ability to attract agents and appeal to clients depends upon providing and maintaining a robust number of listings. To provide these listings, we maintain relationships with multiple listing services and other third-party listing providers and aggregators, as well as our agents themselves to include listing data in our services. Certain of our agreements with real estate listing providers are short-term agreements that may be terminated with limited notice. The loss of existing relationships with listing providers, whether due to termination of agreements or otherwise, changes to our rights to use listing data, or an inability to continue to add new listing providers, may cause our listing data to omit information important to our agents or clients. Any loss or changes to our rights to use listing data or add listings, or any similar loss of rights in the markets we serve, could negatively impact agent and client confidence in the listing data we provide and reduce our ability to attract and retain agents.

Goodwill and indefinite-lived intangible asset impairment charges may adversely affect our operating results and financial condition.

We have a substantial amount of goodwill and other intangible assets on our balance sheet. As of December 31, 2024, we had approximately $32.2 million of goodwill and $72.3 million of trademarks and other intangible assets related to Douglas Elliman. Goodwill, trademarks and other identifiable intangible assets must be tested for impairment at least annually, or more frequently if indicators of potential impairment exist. The fair value of the goodwill assigned to a reporting unit could decline if projected revenues or cash flows were to be lower in the future due to the effects of the global economy or other causes. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a non-cash charge in our consolidated statement of operations. For example, changes in our future outlook of the Douglas Elliman Realty, LLC reporting unit could result in an impairment loss.

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
In the three months ended September 30, 2024, we utilized third-party valuation specialists to prepare a quantitative assessment of the Company’s goodwill and trademark intangible assets, based on the current market conditions in the residential real estate brokerage industry which did not result in impairment charges related to its goodwill or trademark for the year ended December 31, 2024. If we fail to achieve the financial projections used in the quantitative assessments of fair value and current market conditions deteriorate, impairment charges could result in future periods, and such impairment charges could be material.

Industry structure changes that disrupt the functioning of the residential real estate market, including as a result of litigation or regulatory scrutiny, could materially adversely affect the Company’s operations and financial results.

Through its brokerages, the Company participates in MLSs and is a member of NAR and state real estate associations and, accordingly, is subject to each group’s rules, policies, data licenses, and terms of service. The rules of each MLS to which the Company belongs can vary widely and are complex.

From time to time, certain industry practices, including NAR and MLS rules, have come under regulatory scrutiny and, more recently, have been subject to private litigation. There can be no assurances as to whether the Department of Justice (the “DOJ”) or FTC, their state counterparts, or other governmental bodies will determine that any industry practices or developments have an anti-competitive effect on the industry. Any such determination could result in industry investigations, legislative or regulatory action, private litigation or other actions, any of which could have the potential to disrupt the Company’s business.

In addition, private litigants have filed several antitrust suits against the NAR and certain real estate brokerage firms, some of which the DOJ has intervened in, that allege certain NAR and MLS rules are anti-competitive under federal and state antitrust laws and result in increased costs to consumers. Certain of these antitrust suits have resulted in settlement agreements, pursuant to which the settling real estate brokerage companies have agreed to injunctive relief that requires those companies to implement practice changes in their brokerage operations. On October 31, 2023, a federal jury in the Western District of Missouri found in favor of a class of plaintiffs of home sellers from April 2015 to June 2022 in three states, and awarded damages of approximately $1.78 billion (which was subject to statutory treble damages) for anticompetitive behavior in violation of federal antitrust laws arising from NAR’s requirement that sellers’ agents for MLS-listed properties offer to pay a portion of commissions received on the sale of such properties to buyers’ agents (the Sitzer/Burnett case). The Company is not a defendant in the Sitzer/Burnett case.

Following the federal jury decision in the Sitzer/Burnett case on October 31, 2023, several additional putative class action lawsuits were filed against NAR and additional real estate brokerage firms, including the Company, alleging anticompetitive conduct similar to that in the Sitzer/Burnett case in violation of federal and state antitrust laws, consumer protection claims and other state law claims. The Company was named as a defendant in a number of cases in Missouri, Illinois and New York. On April 26, 2024, we entered into a settlement agreement (the “Settlement Agreement”) to resolve, on a nationwide basis, the Gibson and Umpa cases in the U.S. District Court for the Western District of Missouri (the “Lawsuits”). The settlement resolves all claims on a nationwide basis by the plaintiffs and proposed settlement class members (sellers of residential real estate) in the Lawsuits, which includes, but is not limited to, all claims concerning brokerage commissions by the proposed settlement class members that were asserted in other lawsuits against us (collectively, the “Claims”), and releases us, including our subsidiaries, and affiliated agents from all Claims. The Settlement Agreement is currently being challenged on appeal in the U.S. Court of Appeals for the Eighth Circuit, and there can be no assurances that the Settlement Agreement will be upheld on appeal. In the event the appeal is successful, the Company could be subject to further liabilities in the various seller class action litigation that is pending or that could be filed. Under the Settlement Agreement, we paid $7.75 million into an escrow fund on June 12, 2024, and agreed to pay two $5.0 million contingent payments subject to certain financial contingencies on or before December 31, 2027 (collectively, the “Settlement Amount”). In addition, we may become involved in additional legal proceedings concerning the same or similar claims and currently are a defendant in the buyer-side class action Lutz lawsuit, pending in the United States District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM). We are unable to reasonably estimate the financial impact of any remaining matters.

Any of the foregoing litigation (including any related settlement agreements) or subsequent regulatory action, if successful, could result in significant changes or disruptions to industry practices of the residential real estate market, including changes or disruptions to buyers’ agent’s commissions, and could negatively affect our financial condition and results of operations. Such consequences may reduce our revenues, require additional expenditure, or distract our management’s attention from pursuing its growth strategy.

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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts that gain unauthorized access to information technology systems, both internally and externally, to sophisticated and targeted measures, known as advanced persistent threats, directed at us and our affiliated agents. The use of emerging artificial intelligence technologies (“AI”), which are becoming increasingly sophisticated, may further intensify cybersecurity threats and incidents. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our customers. Additionally, we increasingly rely on third-party providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. We and our third-party service providers have experienced, and expect to continue to experience, these types of internal and external threats and incidents, which can result, and have resulted, in the misappropriation and unavailability of critical data and confidential or proprietary information (our own and that of third parties, including personally identifiable information), the disruption of business operations and the loss of funds. For example, in April 2021, we determined that an unauthorized party gained access to Douglas Elliman Property Management’s IT network, temporarily disrupted business operations and obtained certain files that contained personal information pertaining to owners and others in buildings managed by employees of Douglas Elliman Property Management. Douglas Elliman Property Management took steps to secure its systems, contacted law enforcement, investigated and enhanced its security protocols to help prevent a similar incident from occurring in the future. Depending on their nature and scope, these incidents could potentially also result in the destruction or corruption of such data and information. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, increased cybersecurity protection and remediation costs, business disruption and the loss of funds or revenue which in turn could adversely affect our competitiveness and results of operations. Developments in the laws and regulations governing the handling and transmission of personal identifying information in the United States may require us to devote more resources to protecting such information.

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

The use of technology that incorporates AI presents risks relating to confidentiality, creation of inaccurate and flawed outputs and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.

As with many technological innovations, AI presents great promise but also risks and challenges that could adversely affect our business. Sensitive, proprietary, or confidential information of Douglas Elliman, our employees, agents and business partners could be leaked, disclosed, or revealed as a result of or in connection with the use of AI within the technology leveraged from our PropTech Investments. Any such information input into a third-party generative AI or machine learning platform could be revealed to others, including if information is used to train the third party's generative AI or machine learning models. Additionally, where a generative AI or machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, which may appear correct. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. In addition, uncertainty in the legal and regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Several jurisdictions have already proposed or enacted laws governing AI and may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

Our results of operations have fluctuated in the past and are likely to fluctuate significantly from quarter-to-quarter and year-to-year in the future for a variety of reasons, many of which are outside of our control and difficult to predict. As a result, you should not rely upon our historical results of operations as indicators of future performance. Numerous factors can influence our results of operations, including:

•our ability to attract and retain agents;

•our ability to develop innovative solutions and offer new services on our platform;

•changes in interest rates or mortgage underwriting standards;

•the actions of our competitors;

•costs and expenses related to the strategic acquisitions, investments and joint ventures;

•increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;

•changes in the legislative or regulatory environment, including with respect to real estate commission rates and disclosures;

•system failures or outages, or actual or perceived breaches of security or privacy, and the costs associated with preventing, responding to, or remediating any such outages or breaches;

•adverse judgments, settlements, or other litigation-related costs and the fees associated with investigating and defending claims;

•the overall tax rate for our business and the impact of any changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;

•the application of new or changing financial accounting standards or practices;

•changes in real estate market conditions;

•changes in our leadership or senior management; and

•changes in regional or national business or macroeconomic conditions, including because of a pandemic, which may impact the other factors described above.

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

On July 2, 2024, we issued Senior Secured Convertible Promissory Notes due July 2, 2029 (the “Convertible Notes”), pursuant to a Securities Purchase Agreement, dated as of July 2, 2024 (the “Purchase Agreement”), by and among the Company, Alter Domus (US) LLC, as collateral agent for the purchasers, and the purchasers named therein (such purchasers being funds affiliated with or managed by Kennedy Lewis Investment Management LLC (“KLIM”)), in an aggregate principal amount of $50.0 million. The Convertible Notes mature on July 2, 2029, and are convertible into shares of our common stock. The Convertible Notes were issued in a private placement pursuant to an exemption for transactions by an issuer not involving a public offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the Purchase Agreement and the Convertible Notes, certain of our subsidiaries (each a “Guarantor” and, collectively, the “Guarantors”) entered into a Security Agreement, dated as of July 2, 2024 (the “Security Agreement”), whereby the Guarantors agreed to guarantee the obligations and liabilities of the Company under the Convertible Notes. As a result, our obligations under the Convertible Notes are secured by a perfected security interest in substantially all of our tangible and intangible assets (including our intellectual property assets).

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

The Purchase Agreement contains certain affirmative and negative covenants (including restrictions on the Company’s ability to incur indebtedness, create liens, pay dividends or distributions, make investments and enter into certain affiliate transactions). In addition, pursuant to the Purchase Agreement, if we have negative Consolidated Adjusted EBITDA (as defined in the Purchase Agreement) for any two consecutive fiscal quarters from and after the fiscal quarter commencing July 1, 2024, then we will be required to maintain Liquidity (as defined in the Purchase Agreement) of at least $20.0 million as of the end of each calendar month until we have positive Consolidated Adjusted EBITDA at the end of any subsequent fiscal quarter. There is no guarantee that we will be able to pay the principal and interest under the Convertible Notes or that future working capital, borrowings or equity financing will be available to repay or refinance any amounts outstanding under the Convertible Notes.

The Convertible Notes are convertible at any time at the option of KLIM, at an initial conversion price of $1.50 per share of common stock, provided that KLIM is prohibited from converting the Convertible Notes into shares of common stock if, upon such conversion, so long as the aggregate number of shares of common stock beneficially owned by KLIM would exceed 4.99% (the “Beneficial Ownership Limitation”) of the number of shares of common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Convertible Note, and which may be increased up to 24.99% at the election of KLIM. Assuming the Convertible Notes are converted in full (without issuance of any make-whole shares), and without giving effect to the Beneficial Ownership Limitation, the Convertible Notes would convert into 33,333,334 shares of common stock, or 40,854,085 shares of common stock upon issuance of all make-whole shares, which would result in significant dilution to our stockholders.

We may not have the ability to raise the funds necessary to settle conversions of our Convertible Notes in cash or to repurchase the Convertible Notes in connection with a Major Transaction, and any other indebtedness we may incur in the future may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Notes.

In the event of certain Major Transactions (as defined in the Purchase Agreement), we will be required to repay the Convertible Notes on the date on which such transaction occurs at a price equal to the greater of (i) the outstanding principal and capitalized interest on the Convertible Note plus a make-whole premium and (ii) the sum of (a) the fair market value of the as-converted amount of the Convertible Note for common stock plus (b) the fair market value of additional make-whole shares calculated pursuant to a customary make-whole table. The noteholders may elect to convert the Convertible Notes prior to such repayment, receive shares of common stock in respect of such repayment amount in certain circumstances or require such payment in cash. Our ability to repurchase the notes or to pay cash upon conversion of the Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the Convertible Notes or to pay any cash payable on future conversions of the Convertible Notes may constitute an Event of Default under the Purchase Agreement. An Event of Default under the Purchase Agreement or the occurrence of the Major Transaction itself could also lead to a default under any agreements governing other future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and to repay or repurchase our Convertible Notes.

Douglas Elliman Inc. is a holding company and depends on cash payments from our subsidiaries to pay dividends on our common stock.

Douglas Elliman Inc. is a holding company and includes the Company’s investment business that invests in select PropTech opportunities through our New Valley Ventures subsidiary. We hold our interests in our business through our wholly owned subsidiaries. In addition to our own cash resources, our ability to pay dividends on our common stock depends on the ability of our subsidiaries to make cash available to us. Our receipt of cash payments, as dividends or otherwise, from our subsidiaries is an important source of our liquidity and capital resources. If we do not have sufficient cash resources of our own and do not receive payments from our subsidiaries in an amount sufficient to repay our debts and to pay dividends on our common stock, we must obtain additional funds from other sources. There is a risk that we will not be able to obtain additional funds at all or on terms acceptable to us. Our inability to continue to pay dividends on our common stock would significantly harm us and the value of our common stock.

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

In some cases, certain of our subsidiaries act as escrow agents for our agents' clients. As escrow agents, they receive money to hold until certain conditions in the contract of sale are satisfied. Upon the satisfaction of those conditions, they release the funds to the appropriate party pursuant to the contract of sale. The escrowed funds are deposited with various depository banks and may be more than the FDIC insurance limit. If any of our depository banks become unable to honor any portion of these deposits, impacted clients could seek to hold us responsible for such amounts. This could negatively impact our liquidity, results of operations and our reputation.

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

We are periodically subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving labor and employment, anti- discrimination, commercial disputes, competition, professional liability and consumer complaints, intellectual property disputes, compliance with regulatory requirements, antitrust and anti-competition claims (including claims related to NAR or MLS rules regarding buyer-broker commissions as further described in Note 14 to our consolidated financial statements included elsewhere in this Form 10-K), securities laws and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings if the regulatory landscape changes or as our business grows and as we deploy new offerings, including proceedings related to our acquisitions, securities issuances or business practices. See Item 3 “Legal Proceedings-

The results of any such claims, lawsuits, arbitration proceedings, government investigations or other legal or regulatory proceedings cannot be predicted with certainty. Any claims against us or investigations involving us, whether meritorious or not, could be time-consuming, result in significant defense and compliance costs, be harmful to our reputation, require significant management attention and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, financial condition and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition and results of operations. Furthermore, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors, officers and employees.

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

Risks Relating to the Distribution

Prior to December 2024, Douglas Elliman was materially dependent on Vector Group’s performance under various agreements. Subsequent to the termination of such agreements, Douglas Elliman has operated as a standalone company. While Douglas Elliman has an experienced management team, there can be no assurance, as a standalone company, Douglas Elliman will be able to effectively and efficiently implement and maintain its business strategy and operations.

In connection with the Distribution, we entered into various agreements with Vector Group, including a Distribution Agreement, a Tax Disaffiliation Agreement, a Transition Services Agreement, which terminated on December 20, 2024, an Employee Matters Agreement and Aviation Agreements, which were terminated in October 2024.

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

From December 30, 2021 to December 20, 2024, Vector Group provided Douglas Elliman with certain business services that were performed by Vector Group prior to the Distribution, such as information technology, accounts payable, payroll, tax, certain legal and accounting functions, human resources, insurance and risk management, government affairs, investor relations, corporate communications, benefit plan administration and reporting, and internal audit functions as well as certain marketing functions. These services included the collection and storage of certain personal information regarding employees and/or customers as well as information regarding Douglas Elliman, Vector Group and our counterparties. Prior to December 21, 2024, we paid Vector Group $350,000 per month for these services as well as office space and secretarial and administrative services provided to members of our management team.

Following the termination of these agreements, Douglas Elliman currently handles all such functions that it previously outsourced to Vector Group internally. Although Douglas Elliman has employed an experienced management team, along with a full staff of employees, there can be no assurances that we will be able to perform these services as efficiently or effectively or at the same cost level at which such services were performed by Vector Group. Significant disruption in these services, or unanticipated costs related to these services, could materially and adversely affect our business, financial condition and results of operations. In addition, if Douglas Elliman cannot successfully operate as a stand-alone company, with all appropriate systems and personnel, it may be unable to continue running its business as it is presently operated or at the same cost.

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
Governance. The Board of Directors has formally tasked the Audit Committee with oversight responsibility to review cybersecurity and data privacy risks. The Audit Committee receives regular reports from management about cybersecurity matters. In addition to regular reporting, we have procedures by which potential cybersecurity incidents are reported in a timely manner to the Chief Technology Officer (CTO), who then notifies the Chief Executive Officer of cybersecurity incidents and they collectively determine if a specific incident warrants escalation to the Audit Committee and the Board of Directors. The

acting CTO is our Executive Vice President, Chief Financial Officer, Treasurer, and Secretary, who took over responsibilities in October 2024 upon the departure of the Company’s prior CTO. Our CTO manages cybersecurity at the corporate segment and oversees a team of dedicated cybersecurity personnel employed in our real estate brokerage segment, including a Chief Information Security Officer. Our governance procedures are generally designed to identify, assess, mitigate, prevent and, where required, respond to cybersecurity security incidents and threats in a timely manner to minimize the loss or compromise of information and assets and to facilitate incident resolution.
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
We have adopted an incident response plan that applies upon the occurrence of a cybersecurity incident involving a breach of our own information technology systems and applications. Pursuant to this response plan, if an incident occurs, a multi-disciplinary team is assembled that includes our CTO and the General Counsel of Douglas Elliman Realty LLC and, if appropriate, the CFO of Douglas Elliman Realty LLC, which in turn may leverage the expertise of third-party consultants, external legal counsel and other resources. The plan includes procedures designed to facilitate containment of, and responses to, a cybersecurity incident, which are based on the type of incident, the location of the incident and the breadth of the incident. The plan also establishes procedures for notifying any impacted parties, including our customers, law enforcement and regulatory authorities, third-party vendors and insurance providers. Our CTO will provide periodic updates to the Audit Committee and, when appropriate, the Board of Directors during this process.
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

As of December 31, 2024, Douglas Elliman leases 121 offices and its leases expire at various times between 2025 and 2033. As of December 31, 2024, the properties leased by Douglas Elliman are as follows:

Type	Number of Offices	Location	Owned or Leased	Approximate Total Square Footage

Offices	22	New York City, NY	Leased	230,000
Offices	35	Long Island, NY	Leased	118,000
Offices	26	Florida	Leased	75,000
Offices	5	Westchester County, NY	Leased	8,000
Offices	11	California	Leased	73,000
Offices	22	Other	Leased	51,600

ITEM 3.LEGAL PROCEEDINGS

Reference is made to Note 14 to our consolidated financial statements included elsewhere in this report which is incorporated by reference and contains a general description of certain legal proceedings to which we, including our subsidiaries, are a party.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “DOUG.” As of February 28, 2025, there were approximately 1,098 holders of record of our common stock.
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
Our Peer Group Index consists of Anywhere Real Estate Inc. (HOUS), Compass, Inc. (COMP), Zillow Group, Inc. (ZG), loanDepot, Inc. (LDI), Opendoor Technologies Inc. (OPEN), Colliers International Group Inc. (CIGI), eXp World Holdings, Inc. (EXPI), Stewart Information Services Corporation (STC), Newmark Group, Inc. (NMRK), Redfin Corporation (RFIN), Offerpad Solutions Inc. (OPAD), Radian Group Inc. (RDN), Walker & Dunlop Inc. (WD), Lending Tree, Inc. (TREE), Marcus & Millichap, Inc. (MMI), and RE/MAX Holdings, Inc. (RMAX). We selected our Peer Group Index based on the peer group used by our compensation and human capital committee, as recommended by its outside consultant, which consists of 16 publicly traded, national and regional companies conducting business in the real estate and financial services industry.
The chart does not reflect the Company’s forecast of future financial performance.

150
125
100
75
50
25
0
DOLLARS
12/30/21
12/31/21
12/31/22
12/31/23
12/31/24
Douglas Elliman Inc
S&P 500
S&P 600
Peer Group Index

	12/30/21	12/31/21	12/31/22	12/31/23	12/31/24
Douglas Elliman Inc.	100	95	35	27	15
S&P 500	100	100	82	103	129
S&P 600	100	100	84	97	106
Peer Group Index	100	100	41	67	72

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued and sold by us during the three months ended December 31, 2024.

Issuer Purchase of Equity Securities

Our purchases of our common stock during the three months ended December 31, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2024	115,963	$1.86	(1)	—	—
November 1 to November 30, 2024	39,350	1.86	(1)	—	—
December 1 to December 31, 2024	523,551	2.01	(1)	—	—
Total	678,864	$1.91		—	—

(1)     Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of various employees’ shares of restricted stock. The shares were immediately canceled.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 17, 2025. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Michael S. Liebowitz	56	President and Chief Executive Officer	2024
J. Bryant Kirkland III	59	Executive Vice President, Secretary, Treasurer and Chief Financial Officer	2021
Stephen T. Larkin	55	Vice President of Communications	2021
Daniel A. Sachar	49	Vice President Innovation and Managing Director of New Valley Ventures LLC	2021
Lisa M. Seligman	48	Vice President of Human Resources	2023
Michael S. Liebowitz serves as our President and Chief Executive Officer. Mr. Liebowitz is an entrepreneur, private investor, and seasoned business executive with extensive experience founding, acquiring, and monetizing businesses in the insurance and financial industries. In the past 25 years, Mr. Liebowitz has acquired or been a founder of companies, including Harbor Group Consulting LLC, National Financial Partners Corp. (NYSE: NFP), Innova Risk Management, and High Street Valuations. He served as Chairman and Chief Executive Officer of Nocopi Technologies Inc. (OTC QB: NNUP) from October 2022 to February 2025 as well as President and Chief Executive Officer of the Harbor Group Division of Alliant (and Managing Director and Executive Vice President of Alliant) and High Street Valuations until 2023 and Harbor and Innova until 2018 and 2019, respectively, when they were acquired by Alliant. Mr. Liebowitz also served on the boards of Ladenburg Thalmann Financial Services Inc. (NYSE American: LTS) and The Hilb Group. He has also acted as an advisor to many of the largest financial services companies around the globe on their complex insurance matters within their investment banking/M&A groups. Mr. Liebowitz graduated from CW Post College-LI University with a B.S. in Finance.
J. Bryant Kirkland III is our Executive Vice President, Secretary, Treasurer and Chief Financial Officer. Mr. Kirkland also served as Chief Financial Officer of Vector Group from April 2006 until October 2024, when it was acquired by JT Group Inc., after serving as Chief Financial Officer of New Valley Corporation from 1998 until December 2005, when it was acquired by Vector Group. Mr. Kirkland also served as Chairman of the Board of Directors, President and Chief Executive Officer of Multi Solutions II, Inc. and Multi-Soft II, Inc., which were subsidiaries of Vector Group, from 2012 to October 2024. After joining a subsidiary of Vector Group in July 1992, he served in various financial capacities of Vector Group and its subsidiaries until October 2024 and was involved with all aspects of Vector Group’s tax-free distribution of Douglas Elliman, including the legal and income tax structuring, establishment of the transition agreements and initial corporate governance, SEC filings (including the carve-out financial statements), fairness opinions, investor relations and the initial listing of DOUG with NYSE. Mr. Kirkland is licensed as a Certified Public Accountant in Florida, New York and North Carolina. Mr. Kirkland is also licensed as a Real Estate Broker in Florida. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill and received an MBA from Barry University.
Stephen T. Larkin serves as Vice President of Communications. With more than two decades of experience in the real estate industry, Mr. Larkin is known as a trusted media source for trends in luxury living and market information and analysis. He has served as Executive Vice President and Chief Communications Officer of Douglas Elliman since September 2020, after serving as Vice President of Public Relations from December 2016 to September 2020. Prior to beginning his tenure at Douglas Elliman, Mr. Larkin served as a Director of Relevance International, an international public relations firm, from February 2015 to December 2016. Mr. Larkin previously served as a principal of Larkin Public Relations from October 2005 to February 2013 and a Vice President of The Corcoran Group from August 2003 to October 2005. Mr. Larkin graduated from Wheaton College in Massachusetts and received a Master of Science from the Columbia University Graduate School of Journalism.
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
Lisa M. Seligman serves as Vice President of Human Resources since joining Douglas Elliman in January 2023. Ms. Seligman’s experience includes more than 20 years in Human Resources leadership roles at a diverse group of companies with luxury brand names, which include Dow Jones, Chanel, Shiseido and Tiffany. Most recently, she has served as Vice President and Global Head of HR at Arcade Beauty from 2015 to 2022. Arcade Beauty, a private equity-owned company engaged in the manufacture of sampling materials for the beauty industry. Ms. Seligman received a Bachelor of Arts degree in Communications, with an emphasis on Human Resources, from University of Hartford.

ITEM 6.RESERVED

Reserved.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts included herein are presented in thousands, except as otherwise noted)
The following discussion should be read in conjunction with the consolidated financial statements and corresponding notes, elsewhere in this Form 10-K. Any forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Any forward-looking statements are subject to several important factors, including those factors discussed under “Risk Factors” and “Special Note on Forward-Looking Statements,” that could cause our actual results to differ materially from those indicated in such forward-looking statements.

Overview

Douglas Elliman Inc. is a holding company and is engaged principally in two business segments:

Real Estate Brokerage: the residential real estate brokerage services through our subsidiary Douglas Elliman Realty, which operates one of the largest residential brokerage companies in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Texas, Colorado, Nevada, Massachusetts, Connecticut, Maryland, Virginia, Washington, D.C. Arizona, New Hampshire and Michigan. We also offer, including through our subsidiaries and ventures, ancillary services, such as property management, title and escrow services.

Corporate Activities and Other: the operations of our holding company as well as our investment business that invests in select PropTech opportunities through our New Valley Ventures subsidiary.

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

Critical Accounting Estimates. This section includes a discussion of accounting estimates considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, our significant accounting estimates, including our critical accounting estimates, are discussed in the notes to our audited consolidated annual financial statements included elsewhere in this Form 10-K.

Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2024 and 2023. Certain discussions of the changes in our results of operations and liquidity and capital resources from the year ended December 31, 2023 as compared to the year ended December 31, 2022 have been omitted from this Form 10-K and may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on March 16, 2023.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the years ended December 31, 2024 and 2023, as well as certain contractual obligations and off-balance sheet arrangements that existed at December 31, 2024.

Business Overview

Since its inception in 1911, Douglas Elliman has challenged the status quo of the real estate industry. We were founded on Douglas L. Elliman’s vision that New Yorkers would shift their preference for traditional homes to favor luxury apartments that were both sold and managed by comprehensive real estate companies. More than a century later, the Douglas Elliman brand is still associated with service, luxury and forward thinking — our markets are primarily international finance and technology hubs that are densely populated and offer housing inventory at premium price points. The average transaction value of a home we sold in 2024 was approximately $1.67 million — significantly higher than our principal competitors.

We are building on our record of innovation. We are focused on digitizing, integrating and simplifying real estate activities for agents and elevating their clients’ experiences. We are bringing innovative, technology driven PropTech solutions to Douglas Elliman by adopting new PropTech solutions for agents and their clients and investing in select PropTech opportunities through our subsidiary, New Valley Ventures LLC. Our model is to source and use best-of-breed products and services that we believe will increase our efficiency. In addition to entering business relationships with these PropTech companies, we are committed to creating over time a dynamic portfolio of PropTech companies by leveraging relationships to provide them access to our agents and their clients, as well as our knowledge and experience. We believe these collaborative relationships are mutually beneficial because they keep Douglas Elliman both asset light and on the cutting edge by offering our agents innovative solutions and services that can be integrated into our technology. Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

We boast a prestigious luxury brand that is complemented by a comprehensive suite of technology-enabled real estate services and investments. These distinguishing qualities position us to capitalize on opportunities in the U.S. residential real estate market. Despite various “agentless” models such as “iBuying,” approximately 90% of sellers and 88% of buyers were assisted by a real estate agent or broker when selling or purchasing their home between July 2023 and June 2024, according to the National Association of Realtors, or NAR, highlighting the central role agents continue to play in real estate transactions. Agents are able to generate significant repeat business from clients and referrals, with 66% of home sellers between July 2023 and June 2024 choosing to collaborate with an agent they had used in the past or from a referral, according to the NAR. Repeat business, as well the ability to provide ancillary services, allows agents to extend their client relationships and generate significant lifetime value.

Industry trends in 2024 After a strong 2021, when existing home sales reported by the NAR reached their highest level since 2006, the residential real estate brokerage industry began experiencing significant challenges in the second quarter of 2022, which have continued to date. These challenges have been marked by a reduced inventory of homes available for sale, which we believe has been caused by elevated mortgage rates since early 2022. According to the NAR, sales of existing homes of 4.06 million in 2024, which was the lowest amount since 1995, declined from 4.09 million in 2023 and 5.03 million in 2022. By comparison, our transactions increased by 1% to 21,781 in 2024 from 21,606 in 2023. We began to see a stabilization in our revenues during 2023. This trend continued throughout 2024, and our revenues were 4% more than in 2023. Based on cash receipts in January and February 2025, we expect these increases to continue in the first quarter of 2025 and the NAR and other real estate industry consortiums are forecasting similar increases in the U.S. residential real estate market in 2025.

Despite these recent changes, we believe our competitive advantages in the luxury markets distinguish us from our competitors and our comprehensive suite of real estate solutions, our industry-leading brand name, and our talented team of employees and agents set us apart in the industry. We were recently named the most trusted real estate brokerage firm in the United States as part of the America's Most Trusted Series by Lifestory Research. As the real estate brokerage industry evolves and addresses challenges related to constrained inventory of homes as well as higher mortgage rates, we continue to pursue profitable growth opportunities through the expansion of our footprint, investments in cutting-edge PropTech companies through New Valley Ventures, continued recruitment of best-in-class talent, acquisitions (acqui-hires), and operational efficiencies. We will continue to employ a disciplined capital allocation strategy aimed at generating sustainable long-term value for our stockholders.

Distribution

On December 29, 2021, Vector Group distributed all our common stock to its stockholders. Since the Distribution, we have been incurring expenses necessary to operate a standalone public company, including pursuant to the Transition Services Agreement entered into with Vector Group in connection with the Distribution, which was terminated in December 2024.

Key Business Metrics and Non-GAAP Financial Measures

In addition to our financial results, prepared in accordance with GAAP, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman and Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the year ended December 31, 2024 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

	Year ended December 31,
	2024	2023
Key Business Metrics
Total transactions (1)	21,781	21,606
Gross Transaction Value (in billions) (2)	$36.4	$34.4
Average transaction value per transaction (in thousands) (3)	$1,669.6	$1,592.3
Number of Principal Agents (4)	5,264	5,150
Annual Retention (5)	89%	92%
Certain GAAP Financial Information
Net loss attributed to Douglas Elliman Inc.	$(76,316)	$(42,552)
Net loss margin	(7.67)%	(4.45)%
Non-GAAP Financial Measures
Adjusted EBITDA attributed to Douglas Elliman Inc.	$(17,783)	$(40,693)
Adjusted EBITDA margin attributed to Douglas Elliman Inc.	(1.79)%	(4.26)%
_____________________________
(1)We calculate total transactions by taking the sum of all transactions closed in which our agent represented the buyer or seller in the purchase or sale of a home (excluding rental transactions). We include a single transaction twice when one or more of our agents represent both the buyer and seller in any given transaction. Total transactions by quarter for the year ended December 31, 2024 were 4,477 for the three months ended March 31, 2024, 5,885 for the three months ended June 30, 2024, 6,082 for the three months ended September 30, 2024 and 5,337 for the three months ended December 31, 2024.
(2)Gross Transaction Value is the sum of all closing sale prices for homes transacted by our agents (excluding rental transactions). We include the value of a single transaction twice when our agents serve both the home buyer and home seller in the transaction. Gross Transaction Value by quarter for the year ended December 31, 2024 was $7.1 billion for the three months ended March 31, 2024, $10.7 billion for the three months ended June 30, 2024, $9.8 billion for the three months ended September 30, 2024 and $8.8 billion for the three months ended December 31, 2024.
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

Non-GAAP Financial Measures

Adjusted EBITDA attributed to Douglas Elliman is a non-GAAP financial measure. Adjusted EBITDA attributed to Douglas Elliman Margin is the quotient of (x) Adjusted EBITDA attributed to Douglas Elliman divided by (y) revenue.

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

Reconciliations of these non-GAAP measures have been provided in the table below (in thousands).

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Year ended December 31,
	2024	2023
Net loss attributed to Douglas Elliman Inc.	$(76,316)	$(42,552)
Interest expense	2,939	28
Interest income	(5,533)	(5,841)
Income tax expense (benefit)	1,117	(15,053)
Net loss attributed to non-controlling interest	(686)	(614)
Depreciation and amortization	7,736	8,026
EBITDA	(70,743)	(56,006)
Stock-based compensation (a)	6,574	13,075
Equity in (earnings) losses from equity method investments (b)	(36)	168
Change in fair value of derivatives embedded within convertible debt	14,978	—
Litigation and related settlement expenses (c) (d)	33,333	—
Executive severance and separation expenses(e)	2,010	—
Restructuring	1,041	2,377
Other, net	(5,289)	(633)
Adjusted EBITDA	(18,132)	(41,019)
Adjusted EBITDA attributed to non-controlling interest	349	326
Adjusted EBITDA attributed to Douglas Elliman	$(17,783)	$(40,693)

_____________________________
(a)Represents amortization of stock-based compensation. $4,325 is attributable to the Real estate brokerage segment and $2,249 is attributable to the Corporate activities and other segment.
(b)Represents equity in (earnings) losses recognized from our investments in equity method investments that are accounted for under the equity method and are not consolidated in our financial results.
(c)Represents unusual litigation expense, settlement and related expenses incurred in connection with industry-wide antitrust class action lawsuits and other matters related to employees and agents. We have increased unusual litigation expense, settlement and related expenses amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2023 by $770 and in our Quarterly Report on Form 10-Q for each of the three months ended March 31, 2024, June 30, 2024 and September 30, 2024, respectively, by $770, $645, $534 and $3,774, respectively.
(d)     $17,750 is included within Antitrust litigation settlement expense line and $15,583 is included within general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2024. $770 is included within general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2023.
(e)     $2,010 is included within general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2024.
Recent Developments
Management changes. On October 21, 2024, our former Chairman of the Board of Directors, President and Chief Executive Officer, notified our Board of his resignation as Chairman of the Board, President and Chief Executive Officer, effective immediately. In connection with his cessation of employment with us, we cancelled 2,965,625 unvested shares of common stock subject to vesting pursuant to our 2021 Management Incentive Plan. On October 25, 2024, the former President and Chief Executive Officer of our subsidiary, Douglas Elliman Realty LLC, was terminated effective immediately. On October 30, 2024, we agreed to mutually terminate the employment of our Chief Technology Officer, effective immediately. On December 13, 2024, our Chief Operating Officer notified our Board of Directors of his decision to retire voluntarily, effective immediately. He continues to serve following his retirement as a non-employee member of our Board of Directors. In connection with his retirement, we cancelled 1,181,250 unvested shares of common stock subject to vesting pursuant to our 2021 Management Incentive Plan.
On November 24, 2024 and October 30, 2024, we entered into employment agreements, as of October 22, 2024 and October 7, 2024, respectively, with each of our Chief Executive Officer and our Chief Financial Officer, which are each filed as exhibits to this Annual Report on Form 10-K.

Assumption Miami Office. On December 20, 2024, we entered into an amendment to office lease agreement with Vector Group, our former parent, and Frost Real Estate Holdings, LLC, our landlord, and agreed to assume the rent balance of our Miami headquarters space through the lease’s expiration on April 30, 2028. An affiliate of the Landlord, Dr. Phillip Frost, beneficially owns more than 5% of our common stock.
Aircraft Leases. On October 17, 2024, we delivered notices of termination to terminate, effective as of November 16, 2024, two aircraft lease agreements with Vector Group.
Convertible Debt. On July 2, 2024, we issued $50,000 in aggregate principal amount of senior secured convertible notes due on July 2, 2029 to funds advised by Kennedy Lewis Investment Management LLC, or KLIM. The convertible notes bear interest at a rate of 7.0% per annum payable in cash, or, at our election, 8.0% per annum paid in kind, due semi-annually. They are convertible into common stock at an initial conversion rate equal to $1.50 per share, subject to certain customary anti-dilution adjustments. We are using the net proceeds from the sale of the Convertible Notes for general corporate purposes.
Litigation Settlement. On April 26, 2024, we entered into a settlement agreement to resolve, on a nationwide basis, the Gibson and Umpa cases. The settlement resolves all claims, on a nationwide basis, by the plaintiffs and proposed settlement class members in the Lawsuits, which includes, but is not limited to, all claims concerning brokerage commissions by the proposed settlement class members (sellers of residential real estate) that were asserted in other lawsuits against us and our subsidiaries, and releases us, our subsidiaries, and affiliated agents from all Claims. The settlement is not an admission of liability, nor does we concede or validate any of the claims asserted against it. Under the Settlement Agreement, we paid $7,750, into an escrow fund, on June 12, 2024 and agreed to pay two $5,000 contingent payments subject to certain financial contingencies on or before December 31, 2027. The contingent payments may be accelerated under certain circumstances. We recognized an expense of $17,750 for the year ended December 31, 2024. In addition, we agreed to make certain changes to its business practices and emphasize certain practices that have been a part of its longstanding policies and practices, including: reminding its brokerages and agents that the Company has no rule requiring agents to make or accept offers of compensation; requiring its brokerages and agents to clearly disclose to clients that commissions are not set by law and are fully negotiable; prohibiting its brokerages and buyer agents from claiming buyer agent services are free; requiring its brokerages and agents to disclose to the buyer the listing broker’s offer of compensation for prospective buyers’ agents as soon as possible; prohibiting our brokerages and agents from using any technology (or manual methods) to sort listings by offers of compensation, unless requested by the client; reminding its brokerages and agents of their obligation to show properties regardless of compensation for buyers’ agents for properties that meet the buyer’s priorities; and developing training materials for its brokerages and agents that support all the practice changes outlined in the injunctive relief. See Note 14 - “Contingencies” to our consolidated financial statements. The Settlement Agreement is currently being challenged on appeal in the U.S. Court of Appeals for the Eighth Circuit. In the event the appeal is successful, we could be subject to further liabilities in the various seller class action litigation that is pending or that could be filed. In addition, we are a defendant in the Lutz case pending in the United States District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM), an action on behalf of a putative national class of home buyers from December 1996 through the present, alleging violations of federal antitrust laws, state antitrust and consumer protection laws, as well as asserting an unjust enrichment claim. As this case was brought by a putative national class of home buyers, it is not subsumed within the Settlement Agreement, except to the extent that the class includes home buyers who also are part of the home sellers settling class referenced above that released their claims as home buyers.

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
During 2024, we reduced our operating expenses, excluding commissions, litigation settlement and related expenses, restructuring, executive severance and separation expenses and non-cash stock compensation expenses by approximately $19,725 (6.8%) as compared to 2023. These reductions during 2024 included approximately $17,996 of general and administrative expenses. In 2023, we actively executed expense reduction programs that reduced expenses in our business, including our headcount by approximately 100 employees in 2023. These programs continued in 2024. In addition, in the second quarter of 2024, a lease on property used by one of our subsidiaries expired and it has moved its operations to a new location resulting in an approximate $4,000 reduction in annual occupancy costs on an ongoing basis.

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
Embedded Derivatives. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. During 2024, we have issued variable interest senior convertible debt in a series of private placements where a portion of the total interest payable on the debt is computed by reference to our common stock. This portion of the interest payment is considered an embedded derivative within the convertible debt, which we are required to separately value. As a result, we have bifurcated this embedded derivative and estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method.
As of December 31, 2024, the fair value of derivative liabilities was estimated at $30,253. Changes to the fair value of the embedded derivative are reflected on our consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash. We recognized a loss of $14,978 in 2024 due to changes in the fair value of the embedded derivatives. After giving effect to the recording of embedded derivative liabilities as a discount to the convertible debt, our common stock had a fair value at the issuance date of the notes in excess of the conversion price, resulting in a beneficial conversion feature. The intrinsic value of the beneficial conversion feature was recorded as additional paid-in capital and as a further discount on the debt. The discount is then amortized to interest expense over the term of the debt using the effective interest rate method.
We recognized non-cash interest expense of $983 in 2024, due to the amortization of the debt discount attributable to the embedded derivatives and $80 in 2024, due to the amortization of the debt discount attributable to the beneficial conversion feature.
Stock-Based Compensation. We have granted stock-based compensation to employees and recognize expense on such grants. Our stock-based compensation uses a fair-value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.
Current Expected Credit Losses. We are exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the consolidated balance sheets, net of an allowance for credit losses. We historically estimated our allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, and historical experience of collections from the individual agents. We estimated that the credit losses for these receivables were $4,783 and $5,575 at December 31, 2024 and December 31, 2023, respectively.
Goodwill and Indefinite Life Assets. Goodwill and intangible assets with indefinite lives are not amortized and are tested for impairment on an annual basis, as of October 1, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. We follow ASC 350, Intangibles — Goodwill and Other, and subsequent updates including Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment and ASU 2017-14, Simplifying the Test for Goodwill Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying value or choose to bypass the optional qualitative assessment, we will then assess recoverability by comparing the fair value of the reporting unit to our carrying amount; otherwise, no further impairment test would be required. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark.
In the three months ended September 30, 2024, we utilized third-party valuation specialists to prepare a quantitative assessment of the Company’s goodwill and trademark intangible assets, based on the current market conditions in the residential real estate brokerage industry which did not result in impairment charges related to its goodwill or trademark for the year ended December 31, 2024. If we fail to achieve the financial projections used in the quantitative assessments of fair value and current market conditions deteriorate, impairment charges could result in future periods, and such impairment charges could be material.
Income Taxes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. Therefore, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time and, as a result, changes in our subjective assumptions and judgments may materially affect amounts recognized in our consolidated financial statements.

We are taxed as a corporation for purposes of U.S. and state and local income taxes and calculate our provision for income taxes based upon our consolidated taxable income at current income tax rates.
ASC 740, Income Taxes, requires us to establish a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. We have established a valuation allowance because we believe it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result are required to maintain a valuation allowance for the full amount of the deferred tax assets.
Results of Operations
The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

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

•General and administrative. General and administrative expense consists primarily of compensation, stock-based compensation expense and other personnel-related costs for executive management and administrative employees, including finance and accounting, legal, human resources and communications, the occupancy costs for our headquarters and other offices supporting our administrative functions and, including, until December 2024, transition service fees paid to our former parent, Vector Group, for the use of office space and employees, professional services fees for legal and finance, insurance expenses and talent acquisition expenses.

•Technology. Technology expense consists primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses of PropTech and other related expenses associated with the implementation of our technology initiatives.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table sets forth our revenue and operating (loss) income by segment for the year ended December 31, 2024 compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Revenues by segment:
Real estate brokerage segment	$995,627	$955,578

Operating loss by segment:
Real estate brokerage segment	$(37,354)	$(36,769)
Corporate activities and other segment	(31,472)	(27,728)
Total operating loss	(68,826)	(64,497)

Real estate brokerage segment
Operating loss	$(37,354)	$(36,769)
Depreciation and amortization	7,736	8,026
Restructuring	616	2,377
Litigation, settlement and related settlement expense(a)	20,488	770
Executive employee severance and separation expense(b)	1,175	—
Stock-based compensation	4,325	4,539
Adjusted EBITDA	(3,014)	(21,057)
Adjusted EBITDA attributed to non-controlling interest	349	326
Adjusted EBITDA attributed to Douglas Elliman	$(2,665)	$(20,731)

Corporate activities and other segment
Operating loss	$(31,472)	$(27,728)
Restructuring	425	—
Litigation, settlement and related settlement expense(a)	12,845	—
Executive employee severance and separation expense(b)	835	—
Stock-based compensation	2,249	8,536
Adjusted EBITDA attributed to Douglas Elliman	$(15,118)	$(19,192)

_____________________________

(a)     Represents unusual litigation expense, settlement and related expenses incurred in connection with industry-wide antitrust class action lawsuits and other matters related to employees and agents. For the Real estate brokerage segment, $17,750 is included within Antitrust litigation settlement expense line and $2,738 is included within general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2024. For the Corporate activities and other segment, $12,845 is included within general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2024. For the Real estate brokerage segment, $770 is included within general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2023.
(b)     For the Real estate brokerage segment, $1,175 and for the corporate activities and other segment $835 are included within general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2024.

Year ended December 31, 2024 Compared to Year ended December 31, 2023
Unless the context suggests otherwise, figures in the below discussion are presented in thousands.
Revenues. Our revenues were $995,627 for the year ended December 31, 2024 compared to $955,578 for the year ended December 31, 2023. The $40,049 increase in revenues was primarily due to an increase in commissions and other brokerage income because of increased commissions from existing home sales.
Operating expenses. Our operating expenses were $1,064,453 for the year ended December 31, 2024 compared to $1,020,075 for the year ended December 31, 2023. The $44,378 increase was due primarily to an increase in the real estate brokerage commissions of $37,657 as well as increases in litigation expense, settlement and related expenses of $32,563 and was partially offset by a decline in general and administrative expenses, after adjusting for the increase in litigation expense, settlement and related expenses. Please refer to “Recent Developments,” “Update on Expense Reductions” in this section.
Operating loss. Operating loss was $68,826 for the year ended December 31, 2024 compared to a loss of $64,497 for the year ended December 31, 2023. The $4,329 increase in operating loss was primarily due to unusual litigation expense, settlement and related expenses and was offset by increases in brokerage revenues and a decline in other operating expenses. Please refer to “Recent Developments,” “Update on Expense Reductions” in this section.
Other (expenses) income. Other expense was $7,059 for the year ended December 31, 2024 compared to other income of $6,278 for the year ended December 31, 2023. For the year ended December 31, 2024, other expenses primarily consisted of the change in fair value of derivatives embedded within convertible debt of $14,978 associated with the issuance of the new financing debt and interest expense of $2,939. This was partially offset by interest income of $5,533 and investment and other income associated with our investments of our PropTech business of $5,289.
Loss before provision for income taxes. Loss before income taxes was $75,885 for the year ended December 31, 2024 and loss before income taxes was $58,219 for the year ended December 31, 2023.
Income tax (benefit) expense. Income tax expense was $1,117 for the year ended December 31, 2024 and income tax benefit was $15,053 for the year ended December 31, 2023. Our income tax rates for the years ended December 31, 2024 and 2023 do not bear a customary relationship to statutory income tax rates due to the impact of changes in valuation allowances, state income taxes, certain nondeductible expenses and excess tax benefits of stock-based compensation. During 2024, we analyzed the likelihood of utilizing our deferred tax assets, which were primarily related to the benefits of net operating loss carryforwards, and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result we established a valuation allowance for the full amount of the deferred tax assets. We will continue to evaluate the realizability of our net deferred tax assets using all available evidence, which may result in a future change to our valuation allowances.

Real Estate Brokerage.
The following table sets forth our consolidated statements of operations data for the Real Estate Brokerage segment for the year ended December 31, 2024 compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024		2023
	(Dollars in thousands)
Revenues:
Commissions and other brokerage income	$946,557	95.1%	$906,069	94.8%
Property management	36,785	3.7%	35,542	3.7%
Other ancillary services	12,285	1.2%	13,967	1.5%
Total revenues	$995,627	100%	$955,578	100%

Operating expenses:
Real estate agent commissions	$743,819	74.7%	$706,162	73.9%
Sales and marketing	82,606	8.3%	83,670	8.8%
Operations and support (1)	69,278	7.0%	69,675	7.3%
General and administrative (1)	83,465	8.4%	94,110	9.8%
Technology	23,386	2.3%	23,788	2.5%
Depreciation and amortization	7,736	0.8%	8,026	0.8%
Antitrust litigation settlement expense	17,750	1.8%	—	—%
Stock-based compensation (1)	4,325	0.4%	4,539	0.5%
Restructuring	616	0.1%	2,377	0.2%
Operating (loss) income	$(37,354)	(3.8)%	$(36,769)	(3.8)%
_____________________________
(1)     For the year ended December 31, 2024, $3,261 of stock-based compensation is included within General and administrative expenses and $1,064 is included within Operations and support expenses on the consolidated statements of operations. For the year ended December 31, 2023, $3,609 of stock-based compensation is included within General and administrative expenses and $930 is included within Operations and support expenses on the consolidated statements of operations.
Revenues. Our revenues were $995,627 for the year ended December 31, 2024 compared to $955,578 for the year ended December 31, 2023. The $40,049 increase was primarily related to an increase of $40,488 in our commission and other brokerage. The increase in revenues was driven by an increased average price per transaction of $1.67 million per home sale in 2024 compared to $1.59 million per home sale in 2023.
Our revenues from commission and other brokerage income were $946,557 for the year ended December 31, 2024 compared to $906,069 for the year ended December 31, 2023, an increase of $40,488. In 2024, our commission and other brokerage income generated from the sales of existing homes increased by $22,386 in our Florida market, $12,403 in the Northeast region, which excludes New York City, and $2,761 in the West region, offset by $8,649 in New York City, in each case compared to the 2023 period. In addition, our revenues from our development marketing division increased by $11,587 in 2024 compared to 2023 and this was primarily related to increased closings in our Florida market.
Operating Expenses. Our operating expenses were $1,032,981 for the year ended December 31, 2024 compared to $992,347 for the year ended December 31, 2023, an increase of $40,634, due primarily to the litigation settlement and increase in real estate brokerage commissions. This was partially offset by a decrease in general and administrative expenses. The primary components of operating expenses are described below.
Real Estate Agent Commissions. Because of increases in commissions and other brokerage income, our real estate agent commissions expense was $743,819 for the year ended December 31, 2024 compared to $706,162 for the year ended December 31, 2023, an increase of $37,657 (5.3%). Real estate agent commissions expense, as a percentage of revenues, increased to 74.7% for the year ended December 31, 2024 compared to 73.9% for the year ended December 31, 2023. The increase in real estate agent commissions expense as a percentage of revenue in 2024 was primarily driven by a higher percentage of revenues being generated in the Southeast (Florida), which customarily pays higher commission rates than the New York City and Northeast regions.
Sales and Marketing. Sales and marketing expenses were $82,606 for the year ended December 31, 2024 compared to $83,670 for the year ended December 31, 2023.

Operations and support. Operations and support expenses were $70,342 for the year ended December 31, 2024 compared to $70,605 for the year ended December 31, 2023.
General and administrative. General and administrative expenses were $86,726 for the year ended December 31, 2024 compared to $97,719 for the year ended December 31, 2023. The decline is primarily related to reductions in personnel as well as lower incentive compensation expense in 2024 and was offset by litigation expenses, settlement and related expenses.
Technology. Technology expenses were $23,386 for the year ended December 31, 2024 compared to $23,788 for the year ended December 31, 2023.
Operating loss. Operating loss was $37,354 for the year ended December 31, 2024 compared to operating loss of $36,769 for the year ended December 31, 2023. The change in operating loss is primarily due to increase in revenues, and reduction of operating expenses, partially offset by increases in commission expenses and the litigation settlement.
Corporate Activities and Other.
Corporate Activities and Other loss. The operating loss at the Corporate activities and other segment was $31,472 for the year ended December 31, 2024 compared to $27,728 for the year ended December 31, 2023. The increase was primarily related to an increase in litigation expense, settlement and related expenses in 2024 and was offset by lower stock-based compensation expense associated with the cancellation of restricted stock awards in connection with the resignation and retirement of two executive officers.

Summary of PropTech Investments
As of December 31, 2024, New Valley Ventures had investments in PropTech companies and funds (at a carrying value) of approximately $11,400. This amounts to approximately 2% of the value of our total assets, which totaled approximately $493,888, as of December 31, 2024. As of December 31, 2024 our PropTech investments included (together, where applicable, investments monetized in 2024):
■Rechat: a lead-to-close fully mobile technology dashboard for real estate agents including marketing, customer relationship management and transaction-management software. We have a multi-year services agreement with Rechat for its agents, who are increasingly requesting and requiring superior access to technology and back-office support services. The Rechat technology is a key element of MyDouglas, our primary agent portal designed to be our agents’ technology front door, and StudioPro, the cloud-based agent portal and marketing tool recently launched by Douglas Elliman that helps integrate all agent resources in one user-friendly suite.
■Purlin: an automated intelligence company that powers multiple platforms for Douglas Elliman including: a personalized collaboration platform to aid in home discovery for agents’ clients, an agent “paid social media” integration into MyDouglas that enables intelligent campaigns to promote specific listings, and client and agent portals and automated communications for Portfolio Escrow that also integrate with MyDouglas.
■LiveEasy: a client- and customer-facing digital concierge service designed to assist clients and customers moving into and “setting up” their new homes, while offering additional services to maintain their homes. In partnership with residential real estate brokerages, LiveEasy is delivered in a white-labeled format that features the name and contact information of the selling agent. New Valley Ventures monetized its investment in LiveEasy in 2024 and received approximately $6,351 and recorded a gain of approximately $4,601.
■Fyxify: a tech-enabled platform that utilizes direct scheduling and operating technology to avoid the inefficiencies of home repairs.
■Bilt: a leading loyalty program and co-branded credit card for renters to earn points on their rent payments. Douglas Elliman has joined the Bilt Rewards Alliance, a network of more than two million rental units across the country where renters can enroll in the loyalty program to earn points on rent paid. This platform enhances Douglas Elliman’s suite of offerings for both the renters and landlords it represents. New Valley Ventures monetized 50% of its $500,000 investment in Bilt in 2024 and received approximately $1,282 and recorded a gain of approximately $959.
■Persefoni AI: a software-as-a-service (“SaaS”) platform built to enable enterprises of all sizes to measure their carbon footprint accurately, dynamically and regularly across all operations.
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
■PropTech Venture Capital Funds: investments in the following venture capital funds providing us exposure to opportunities in the emerging PropTech industry.
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

Liquidity and Capital Resources
Cash and cash equivalents was $135,657 and $119,808 as of December 31, 2024 and 2023, respectively, an increase of $15,849. Restricted cash was $6,564 and $9,709 as of December 31, 2024 and 2023, respectively.
Cash used in operations was $25,962 and $30,415 in 2024 and 2023, respectively. The decline in the cash used in the 2024 period was related to the receipt of income tax refunds and lower uses of working capital. This was partially offset by lower operating income in the year ended December 31, 2024.
Cash used in investing activities was $6,786 and $5,238 in 2024 and 2023, respectively. In 2024, cash used in investing activities was comprised of capital expenditures of $5,534 and the purchase of investments of $330 in our PropTech business. This was offset by $8,882 of proceeds from the sale of liquidation of long-term investments. In 2023, cash used in investing activities was comprised of capital expenditures of $6,143 and the purchase of investments of $515 in our PropTech business. This was offset by $1,420 of proceeds from the sale of liquidation of long-term investments.
Our investment philosophy is to maximize return on investments using a reasonable expectation for return when investing in equity-method investments and PropTech investments as well as making capital expenditures.
Cash provided by financing activities was $45,452 in 2024, compared to cash used in financing activities of $6,212 in 2023. In 2024, cash provided by financing activities was primarily a result of the proceeds of the debt issuance of 48,750. This was partially offset by the deferred finance charges. In 2023, cash used in financing activities was comprised of dividends and distributions on common stock of $4,222 and the withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting of $1,990.
We paid a quarterly cash dividend of $0.05 per share from March 2022 to March 2023. On June 12, 2023, we announced that our Board had suspended the quarterly cash dividend, effective immediately. On June 12, 2023, our Board also declared a stock dividend on our common stock of 5%, which was paid on June 30, 2023 to stockholders of record as of the close of business on June 22, 2023.

Real Estate Brokerage Litigation. On April 26, 2024, we entered into a settlement agreement to resolve all claims on a nationwide basis in the pending seller class action litigations, Gibson v. NAR, No. 4:23-cv-00788-SRB (W.D. Mo.) and Umpa v. NAR, 4:23-cv-00945-SRB (W.D. Mo.) alleging claims on behalf of sellers against Douglas Elliman Inc. and our subsidiaries. (That settlement agreement is currently being challenged on appeal in the U.S. Court of Appeals for the Eighth Circuit.) Under the settlement agreement, we paid $7,750 into an escrow fund on June 12, 2024, and agreed to pay two $5,000 contingent payments subject to certain financial contingencies on or before December 31, 2027 (collectively, the “Settlement Amount”). The contingent payments may be accelerated under certain circumstances. We recognized an expense of $17,750 for the year ended December 31, 2024. Litigation is subject to uncertainty and it is possible that there could be adverse developments in the Gibson/Umpa appeals and other pending cases, including in the buyer-side class action Lutz lawsuit, pending in the United States District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM). See Note 14 Contingencies for a complete discussion of Real Estate Brokerage Litigation and related litigation.

Other litigation. Two real estate salespersons formerly associated with us as independent contractors, have, together or separately, been named as defendants in multiple complaints by women accusing them of sexual assault and related wrongdoing, and face criminal charges related to similar alleged conduct. Recently, we and our former Chief Executive Officer were named as defendants in one of these lawsuits. Plaintiffs have brought claims against us under the New York Gender-Motivated Violence Act and sex trafficking, negligence, and negligent hiring, retention, and supervision claims. We deny liability and intend to defend vigorously against these claims. We are aware that other claims may be asserted against us and possibly against certain former Company leadership arising out of the matters related to the two former real estate salespersons.
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
We had cash and cash equivalents of approximately $135,657 as of December 31, 2024 and, in addition to cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make or seek to make other investments, which may limit our liquidity otherwise available.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2024, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of December 31, 2024, we had outstanding approximately $2,990 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.

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

New Accounting Pronouncements
Refer to Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements for further information on New Accounting Pronouncements.

Legislation, Regulation, Taxation and Litigation
See Item 1. “Business,” Item 1A. “Risk Factors,” Item 3. “Legal Proceedings” and Note 14 to our consolidated financial statements, which contain a description of litigation.

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
Forward-looking statements involve important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, including due to macroeconomic conditions, interest rate fluctuations, inflation, acts of war and terrorism or otherwise,
•governmental regulations and policies, including with respect to regulation of the real estate market or monetary and fiscal policy and its effect on overall economic activity, in particular, mortgage interest rates,
•the impacts of banks not honoring the escrow and trust deposits held by our subsidiaries,
•litigation risks, the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises (and responses to them),
•the impacts of the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017, including the continued impact on the markets of our business,
•effects of industry competition, severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity,
•the tax-free treatment of the Distribution, and
•the failure of Vector Group to satisfy its respective obligations under the agreements entered into in connection with the Distribution.
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 17, 2025, are set forth beginning on page F-1 of this report.

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
In connection with the preparation of this Form 10-K, the Company evaluated under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2024, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, the Company’s disclosure controls and procedures were effective as of December 31, 2024.
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
Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Douglas Elliman Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Douglas Elliman Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 17, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Miami, Florida
March 17, 2025

ITEM 9B.OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
In the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors.” See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase Equity Securities. Executive Officers of the Registrant" for information regarding our executive officers. We have adopted a policy statement entitled Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. If an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, we intend to post such information on our web site, which is investors.elliman.com.
We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11.EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2025 Proxy Statement is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2025 Proxy Statement is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2025 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2024 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the three years ended December 31, 2024, dated March 17, 2025 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-43
(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

* 10.12
Purchase Agreement, dated July 2, 2024, by and among the Company, Alter Domus (US) LLC, as collateral agent, and the Purchases named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 2, 2024).

* 10.13	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 2, 2024).

* 10.14	Registration Rights Agreement, dated July 2, 2024, by and among the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated July 2, 2024).

* 10.15	Employment Agreement, dated October 30, 2024, between Douglas Elliman Inc, and James B. Kirkland III (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 30, 2024).

* 10.16	Employment Agreement, dated November 24, 2024, between Douglas Elliman Inc, and Michael S. Liebowitz (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 24, 2024).

* 10.17
4th Amendment, dated as of December 20, 2024, by and between Douglas Elliman Inc., Vector Group Ltd. and Frost Real Estate Holdings, LLC., to Office Lease, dated as of September 10, 2012, by and between Vector Group Ltd. and Frost Real Estate Holdings, LLC (including the Office Lease and prior amendments) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated December 20, 2024).

19.1	Douglas Elliman Inc. Insider Trading Policy

21.1	Subsidiaries of Douglas Elliman Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023).

101	Instance document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101	Schema document

101	Calculation linkbase document

101	Labels linkbase document

101	Presentation linkbase document

EXHIBIT NO.	DESCRIPTION
101	Definition linkbase document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

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

Douglas Elliman Inc.
(Registrant)

	By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
Date:	March 17, 2025
POWER OF ATTORNEY
The undersigned directors and officers of Douglas Elliman Inc. hereby constitute and appoint Michael S. Liebowitz and J. Bryant Kirkland III with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2025.

SIGNATURE	TITLE

/s/ David K. Chene	Chairman of the Board of Directors
David K. Chene

/s/ Michael S. Liebowitz	Director, President and Chief Executive Officer (Principal Executive Officer)
Michael S. Liebowitz

/s/ J. Bryant Kirkland III	Executive Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
J. Bryant Kirkland III

/s/ Patrick J. Bartels, Jr.	Director
Patrick J. Bartels, Jr.

/s/ Richard J. Lampen	Director
Richard J. Lampen

/s/ Scott D. Vogel	Director
Scott D. Vogel

/s/ Wilson L. White	Director
Wilson L. White

/s/ Mark D. Zeitchick	Director
Mark D. Zeitchick

DOUGLAS ELLIMAN INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024
ITEMS 8, 15(a)(1) AND (2), 15(c)
INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules of the Registrant and its subsidiaries required to be included in Items 8, 15(a) (1) and (2), 15(c) are listed below:

Financial Statement Schedules not listed above have been omitted because they are not applicable or the required information is contained in our consolidated financial statements or accompanying notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Douglas Elliman Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Douglas Elliman Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter Description
At December 31, 2024, the Company’s operating lease right-of-use assets and operating lease liabilities were $100.5 million and $123.6 million, respectively. Lease liabilities are recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is generally the Company’s estimated incremental borrowing rate (“IBR”) unless the lessor’s implicit rate is readily determinable. Discount rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. Since the rate implicit to most leases is not readily determinable, the Company estimated its IBR used to calculate its right-of-use assets and lease liabilities.
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
Goodwill and Other Intangible Assets – Douglas Elliman Realty, LLC Reporting Unit — Refer to Notes 1 and 9 to the financial statements.
Critical Audit Matter Description
The Company’s evaluation of goodwill and the trademark intangible asset, recorded within other intangible assets, is performed at least annually by comparing the fair value of each respective reporting unit or asset group to its carrying value. The Company estimated the fair value of goodwill using the discounted cash flow method and estimated the fair value of the trademark intangible asset using the relief from royalty method. The fair value determination required management to make significant estimates and assumptions related to business and valuation assumptions including discount rates, revenue growth rates, operating margin percentages, and royalty rates as well as current market conditions affecting the residential real estate market industry including inventory levels and elevated mortgage rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The goodwill and trademark intangible asset balances recorded as of December 31, 2024, were $32.2 million and $68.0 million, respectively. These amounts are entirely allocated to the Douglas Elliman Realty, LLC Reporting Unit (“DER”). The fair value of DER, and the trademark intangible asset, exceeded their respective carrying values as of the measurement date and, therefore, no impairment was recognized for the year ended December 31, 2024.

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

/s/ Deloitte & Touche LLP
Miami, Florida
March 17, 2025
We have served as the Company’s auditor since 2021.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$135,657	$119,808
Investment securities at fair value	9,804	—
Receivables	19,598	21,809
Agent receivables, net	7,871	11,721
Income taxes receivables, net	—	5,292
Restricted cash and cash equivalents	4,081	7,171
Other current assets	19,054	15,474
Total current assets	196,065	181,275
Property and equipment, net	37,700	39,718
Operating lease right-of-use assets	100,491	108,172
Long-term investments (includes $3,127 and $3,983 at fair value)	9,527	12,871
Contract assets, net	37,123	36,040
Goodwill	32,230	32,230
Other intangible assets, net	72,307	72,964
Deferred income taxes, net	—	977
Equity-method investments	2,020	1,960
Other assets	6,425	7,212
Total assets	$493,888	$493,419
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liabilities	$21,672	$22,235
Accounts payable	3,056	6,136
Commissions payable	20,452	24,561
Accrued salaries and benefits	8,296	12,912
Contract liabilities	18,225	11,234
Other current liabilities	20,456	20,171
Total current liabilities	92,157	97,249
Notes payable and other obligations less current portion	32,670	—
Fair value of derivative embedded within convertible debt	30,253	—
Non-current operating lease liabilities	101,935	110,705
Contract liabilities	63,765	51,178
Antitrust litigation settlement	10,000	—
Other liabilities	683	133
Total liabilities	331,463	259,265
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 88,853,150 and 87,925,412 shares issued and outstanding	889	879
Additional paid-in capital	285,167	279,904
Accumulated deficit	(123,868)	(47,552)
Total Douglas Elliman Inc. stockholders' equity	162,188	233,231
Non-controlling interest	237	923
Total stockholders' equity	162,425	234,154
Total liabilities and stockholders' equity	$493,888	$493,419

The accompanying notes are an integral part of the consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands, except per share amounts)
Revenues:
Commissions and other brokerage income	$946,557	$906,069	$1,099,885
Property management	36,785	35,542	36,022
Other ancillary services	12,285	13,967	17,270
Total revenues	995,627	955,578	1,153,177

Expenses:
Real estate agent commissions	743,819	706,162	836,803
Sales and marketing	82,606	83,670	85,763
Operations and support	70,342	70,605	72,946
General and administrative	117,773	125,447	131,421
Technology	23,386	23,788	22,773
Depreciation and amortization	7,736	8,026	8,012
Antitrust litigation settlement expense	17,750	—	—
Restructuring	1,041	2,377	—
Operating loss	(68,826)	(64,497)	(4,541)

Other income (expenses):
Interest expense	(2,939)	(28)	(148)
Interest income	5,533	5,841	1,927
Equity in earnings (losses) from equity-method investments	36	(168)	(563)
Change in fair value of derivative embedded within convertible debt	(14,978)	—	—
Investment and other income	5,289	633	3,429
(Loss) income before provision for income taxes	(75,885)	(58,219)	104
Income tax expense (benefit)	1,117	(15,053)	6,503

Net loss	(77,002)	(43,166)	(6,399)

Net loss attributed to non-controlling interest	686	614	777

Net loss attributed to Douglas Elliman Inc.	$(76,316)	$(42,552)	$(5,622)

Per basic common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.91)	$(0.52)	$(0.08)

Per diluted common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.91)	$(0.52)	$(0.08)

The accompanying notes are an integral part of the consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Non-controlling Interest
	Shares	Amount				Total
	(Dollars in thousands)
Balance, January 1, 2022	81,210,626	$812	$278,500	$622	$1,939	$281,873
Net loss	—	—	—	(5,622)	(777)	(6,399)
Distributions and dividends on common stock (0.20 per share)	—	—	(16,250)	—	—	(16,250)
Restricted stock grants	65,000	1	(1)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(394,604)	(4)	(1,622)	—	—	(1,626)
Stock-based compensation	—	—	11,138	—	—	11,138
Net transfers from non-controlling interest	—	—	—	—	375	375
Other	—	—	1,346	—	—	1,346
Balance, December 31, 2022	80,881,022	809	273,111	(5,000)	1,537	270,457
Net loss	—	—	—	(42,552)	(614)	(43,166)
Distributions and dividends on common stock ($0.05 per share)	(372)	—	(4,222)	—	—	(4,222)
Restricted stock grants	3,610,000	36	(36)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(785,842)	(8)	(1,982)	—	—	(1,990)
Effect of stock dividend	4,220,604	42	(42)	—	—	—
Stock-based compensation	—	—	13,075	—	—	13,075
Balance, December 31, 2023	87,925,412	879	279,904	(47,552)	923	234,154
Net loss	—	—	—	(76,316)	(686)	(77,002)
Restricted stock grants	5,982,023	60	(60)	—	—	—
Restricted stock grant canceled	(4,365,500)	(44)	44	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(688,785)	(6)	(1,346)	—	—	(1,352)
Stock-based compensation	—	—	6,574	—	—	6,574
Other	—	—	51	—	—	51
Balance, December 31, 2024	88,853,150	$889	$285,167	$(123,868)	$237	$162,425

The accompanying notes are an integral part of the consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024		2023	2022
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(77,002)		$(43,166)	$(6,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,736		8,026	8,012
Non-cash stock-based compensation expense	6,574		13,075	11,138
Loss on sale of assets	205		37	11
Deferred income taxes	977		(15,444)	4,193
Net gains on investment securities	(5,289)		(633)	(2,839)
Equity in (earnings) losses from equity-method investments	(36)		168	563
Distributions from equity-method investments	—		—	654
Non-cash interest expense	1,192		—	—
Non-cash lease expense	20,553		22,369	20,621
Change in fair value of derivative embedded within convertible debt	14,978		—	—
Provision for credit losses	5,241		4,712	4,064
Changes in assets and liabilities:
Receivables	820		(2,173)	3,377
Income taxes receivables, net	5,292		1,174	(7,706)
Contract assets, net	(5,988)		1,296	(12,183)
Accounts payable and accrued liabilities	(6,904)		9,678	(22,734)
Operating right-of-use assets and operating lease liabilities, net	(22,205)		(22,664)	(24,183)
Accrued salary and benefits	(4,616)		(5,316)	(7,218)
Contract liabilities	19,578		(516)	16,682
Antitrust litigation settlement	10,000	`	—	—
Other	2,932		(1,038)	(797)
Net cash used in operating activities	(25,962)		(30,415)	(14,744)
Cash flows from investing activities:
Investments in equity-method investments	—		—	(400)
Distributions from equity-method investments	—		—	75
Purchase of debt securities	—		(25)	(701)
Proceeds from sale or liquidation of long-term investments	8,882		1,420	—
Purchase of equity securities	—		(300)	(2,100)
Purchase of long-term investments	(330)		(190)	(1,074)
Purchase of investment securities at fair value	(9,804)		—	—
Capital expenditures	(5,534)		(6,143)	(8,537)
Net cash used in investing activities	(6,786)		(5,238)	(12,737)
Cash flows from financing activities:
Proceeds from debt issuance	48,750		—	—
Repayment of debt	—		—	(12,528)
Deferred financing charges	(1,997)		—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(1,301)		(1,990)	—
Dividends on common stock	—		(4,222)	(16,250)
Contributions from non-controlling interest	—		—	375
Earn out payments	—		—	(1,600)
Net cash provided by (used in) financing activities	45,452		(6,212)	(30,003)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,704		(41,865)	(57,484)
Cash, cash equivalents and restricted cash, beginning of year	129,517		171,382	228,866
Cash, cash equivalents and restricted cash, end of year	$142,221		$129,517	$171,382

The accompanying notes are an integral part of the consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology (“PropTech”) companies. Douglas Elliman owns Douglas Elliman Realty, LLC, one of the largest residential brokerage companies in the New York metropolitan area. Douglas Elliman has 121 offices with approximately 6,200 real estate agents in the New York metropolitan area as well as in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey, and Texas.
Prior to December 30, 2021, the Company was wholly owned by Vector Group Ltd. (“Vector Group” and collectively, with its consolidated subsidiaries, “Former Parent”). On December 29, 2021, Vector Group stockholders received one share of Douglas Elliman common stock for every two shares of Vector Group common stock held as of the close of business on December 20, 2021 (the “Distribution”).
The accompanying consolidated financial statements include the accounts and transactions of Douglas Elliman, as well as the entities in which Douglas Elliman directly or indirectly has a controlling financial interest. These entities include DER Holdings LLC and New Valley Ventures LLC (“New Valley Ventures”). DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc. New Valley Ventures consists of minority investments in innovative and cutting-edge PropTech companies. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
In presenting the consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.
(b) Principles of Consolidation:
The consolidated financial statements presented herein include the assets, liabilities, revenues, expenses and cash flows of DER Holdings LLC and New Valley Ventures as well as all other entities in which Douglas Elliman has a controlling financial interest. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
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
(c) Estimates and Assumptions:
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
(d) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, and money market accounts. Cash equivalents include short-term investments which have an original maturity of three months or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insure these balances, up to $250 and $500, respectively. Substantially all the Company’s cash balances at December 31, 2024 are uninsured.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The components of “Cash, cash equivalents and restricted cash” in the consolidated statements of cash flows were as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$135,657	$119,808	$163,859
Restricted cash and cash equivalents included in current assets	4,081	7,171	4,985
Restricted cash and cash equivalents included in other assets	2,483	2,538	2,538
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$142,221	$129,517	$171,382
(f) Investment Securities:
The Company classifies investments in debt securities as trading. Investments classified as trading are recorded at fair value, with changes in fair value recognized in net income. Gains and losses are recognized when realized in the Company’s consolidated statements of operations. The cost of securities sold is determined based on average cost.
(g) Significant Concentrations of Credit Risk:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with, what management believes are, high credit quality financial institutions.
(h) Receivables:
Receivables primarily consist of commissions earned on sales transactions which closed prior to the Company’s year-end but for which the related commissions have not yet been received. The Company provides an allowance for credit losses on uncollectible receivables based principally on the specific identification method. There are no allowances for credit losses for commission receivables as of December 31, 2024 and December 31, 2023. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
(i) Property and equipment, net:
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
(j) Investments accounted for under the equity-method of accounting:
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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
(k) Goodwill and Other Intangible Assets:
Goodwill and intangible assets with indefinite lives are not amortized and are tested for impairment on an annual basis, as of October 1, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. The Company follows ASC 350, Intangibles – Goodwill and Other, and subsequent updates including ASU 2011-08, Testing Goodwill for Impairment and ASU 2017-14, Simplifying the Test for Goodwill Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value or chooses to bypass the optional qualitative assessment, the Company then assesses recoverability by comparing the fair value of the reporting unit to its carrying amount; otherwise, no further impairment test would be required. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. As discussed in Note 9, in the three months ended September 30, 2024, the Company utilized third-party valuation specialists to prepare a quantitative assessment of its goodwill and trademark intangible assets, based on the current market conditions in the residential real estate brokerage industry which did not result in impairment charges related to its goodwill or trademark for the year ended December 31, 2024. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value and current market conditions deteriorate, impairment charges could result in future periods, and such impairment charges could be material.
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
(l) Impairment of Long-Lived Assets:
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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
(m) Leases:
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and lease liabilities on the Company’s consolidated balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company’s obligation to make lease payments as determined by the lease agreement. Lease liabilities are recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is the Company’s estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. Discount rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. ROU assets are recorded and recognized at commencement for the lease liability amount, initial direct costs incurred and are reduced for lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components; the Company has elected the accounting policy to combine lease and non-lease components for all underlying asset classes.
(n) Stock Awards:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value at the grant date. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of restricted stock awarded under the 2021 Management Incentive Plan (the “2021 Plan”) provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unvested portion of the restricted stock award. The Company recognizes payments of the dividend equivalent rights on these restricted stock awards on the Company’s consolidated balance sheets as reductions in additional paid-in capital ($0 and $307 for the years ended December 31, 2024 and 2023, respectively), which are included as “Distributions and dividends on common stock” in the Company’s consolidated statement of stockholders’ equity.
(o) Income Taxes:
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
(p)  Contingencies:
The Company and its subsidiaries record provisions in its consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(q)  Distributions and Dividends on Common Stock:
The Company records distributions on its common stock as dividends in its consolidated statement of stockholders’ equity to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in-capital to the extent paid-in-capital is available and then to retained earnings (accumulated deficit). The Company’s stock dividends are recorded as stock splits and given retroactive effect to earnings per share for all years presented.
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
(s) Real estate agent commissions expense:
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
Real estate advertising costs, which are expensed as incurred and included within sales and marketing expenses, were $29,650, $27,296 and $29,937 for the years ended December 31, 2024, 2023 and 2022, respectively.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(w) Technology expenses:
Technology expenses consist primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses of PropTech and other related expenses associated with the implementation of our technology initiatives.
(x) Restructuring:
Employee severance and benefits expensed for the year ended December 31, 2024 and 2023 relate entirely to the reduction in staff and are cash charges. All amounts expensed for the year ended December 31, 2024 and 2023 are included in Restructuring expense in the Company’s consolidated statements of operations. The following table presents the changes in the employee severance and benefits liability for the year ended December 31, 2024 and 2023.

Employee Severance and Benefits
Severance liability balance at January 1, 2023	$—
Severance expense	2,377
Severance payments	(1,610)
Severance liability balance at December 31, 2023	$767
Severance expense	1,041
Severance payments	(1,320)
Severance liability balance at December 31, 2024	$488
(y)  Investments and Other Income:
Investment and other income consists of the following:

	Year Ended December 31,
	2024	2023	2022
Net gains recognized on PropTech convertible trading debt securities.	$92	$28	$2,184
Net unrealized (losses) gains recognized on long-term investments at fair value	68	(110)	655
Net gains recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	5,129	715	—
Other income	—	—	1
Income related to Tax Disaffiliation indemnification	—	—	589
Investment and other income	$5,289	$633	$3,429
(z) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income; therefore, no statement of Comprehensive Income is included in the consolidated financial statements.
(aa) Subsequent Events:
The Company has evaluated subsequent events through March 17, 2025, the date the financial statements were issued.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(ab) New Accounting Pronouncements:
Accounting Standards Updates (“ASUs”) adopted in 2024:
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The ASU requires that all public entities improve the reportable segment disclosure primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted the guidance for the year ended December 31, 2024. Refer to Note 18 for additional information relating to the Company’s segment reporting.
ASUs to be adopted in future periods:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The ASU requires that all public entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and anticipates adopting the standard in the year ended December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Disaggregation of Income Statement Expenses. The ASU requires enhanced disclosures around disaggregation of certain income statement expense lines into specified categories. The new standard is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and anticipates adopting the standard in the year ended December 31, 2026
SEC Rule Changes:
On March 6, 2024, the SEC passed rule changes that would have required registrants to provide certain climate-related information in their registration statements and annual reports. The rules required information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks would have also included disclosure of a registrant's greenhouse gas emissions. In addition, the rules would have required registrants to present certain climate-related financial metrics in their audited financial statements. On April 4, 2024, the SEC issued an order staying such proposed rule changes. The Company is currently evaluating the impact of the rule changes.

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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregation of Revenue
In the following table, revenue is disaggregated by major services line and primary geographical market:

	Year Ended December 31, 2024
	Total	New York City	Northeast	Southeast	West
Revenues:
Commission and other brokerage income - existing home sales	$878,775	$262,937	$189,625	$248,617	$177,596
Commission and other brokerage income - development marketing	67,782	27,171	396	35,871	4,344
Property management revenue	36,785	36,027	758	—	—
Escrow and title fees	12,285	482	279	19	11,505
Total revenue	$995,627	$326,617	$191,058	$284,507	$193,445

	Year Ended December 31, 2023
	Total	New York City	Northeast	Southeast	West
Revenues:
Commission and other brokerage income - existing home sales	$849,874	$271,586	$177,222	$226,231	$174,835
Commission and other brokerage income - development marketing	56,195	27,376	938	24,507	3,374
Property management revenue	35,542	34,798	744	—	—
Escrow and title fees	13,967	1,860	745	—	11,362
Total revenue	$955,578	$335,620	$179,649	$250,738	$189,571

	Year Ended December 31, 2022
	Total	New York City	Northeast	Southeast	West
Revenues:
Commission and other brokerage income - existing home sales	$1,028,480	$359,417	$207,932	$263,468	$197,663
Commission and other brokerage income - development marketing	71,405	53,773	654	13,867	3,111
Property management revenue	36,022	35,421	601	—	—
Escrow and title fees	17,270	3,186	1,235	—	12,849
Total revenue	$1,153,177	$451,797	$210,422	$277,335	$213,623

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	December 31, 2024	December 31, 2023

Receivables, which are included in receivables	$1,789	$1,846
Contract assets, net, which are included in other current assets	10,935	6,030
Contract assets, net, which are in other assets	37,123	36,040
Payables, which are included in other current liabilities	1,302	1,357
Contract liabilities, which are in current liabilities	18,225	11,234
Contract liabilities, which are in other liabilities	63,765	51,178
Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve months. Receivables decreased $57 for the year ended December 31, 2024 primarily due to cash collections of $2,127 offset by revenue accrued as performance obligations are satisfied. Correspondingly, payables decreased by $55 primarily due to cash payments of $1,566 offset by additional expense accruals as performance obligations are satisfied.
Contract assets. For the year ended December 31, 2024, the Company recorded additional contract assets of $36,087 for payments made for direct fulfillment costs incurred in advance of the satisfaction of the performance obligations for Real Estate development marketing contracts. For the year ended December 31, 2024, the Company also reduced contract assets (and recognized real estate agent commission expense) by $30,099 for previously deferred costs of units closed.
Contract liabilities. Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the Real Estate development marketing contracts and are recognized as revenue at the points in time when the Company performs under the contracts. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span four to six years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings is dependent upon several external factors outside the Company’s control, including, but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of December 31, 2024, the Company estimates $18,225 of contract liabilities will be recognized as revenue within the next twelve months.
For the year ended December 31, 2024, the Company recorded additional contract liabilities of $41,126 for payments received from customers prior to the satisfaction of performance obligations for Real Estate development marketing contracts. For the year ended December 31, 2024, the Company also reduced contract liabilities (and recognized commissions and other brokerage income) by $21,548 for previously deferred revenue for units closed during the year.
The Company recognized revenue of $14,449 ($9,394 of consulting, administration and net commissions), $16,675 (($16,080 of consulting, administration and net commissions) and $15,896 ($6,776 of consulting, administration and net commissions) for the years ended December 31, 2024, 2023, and 2022, respectively, that were included in the contract liabilities balances at December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). There were no revenues recognized relating to performance obligations satisfied or partially satisfied in prior periods for the years ended December 31, 2024, 2023 and 2022, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $4,783 and $5,575 at December 31, 2024 and December 31, 2023, respectively.
The following table summarizes changes in the allowance for credit losses for the year ended December 31, 2024:

	January 1, 2024	Current Period Provision		Write-offs	Recoveries	December 31, 2024
Allowance for credit losses:
Real estate broker agent receivables	$5,575	$5,241	(1)	$6,033	$—	$4,783
_____________________________
(1)The current period provision for the real estate broker agent receivables is included in “General and administrative expenses” in the Company’s consolidated statements of operations.

The following table summarizes changes in the allowance for credit losses for the year ended December 31, 2023:

	January 1, 2023	Current Period Provision		Write-offs	Recoveries	December 31, 2023
Allowance for credit losses:
Real estate broker agent receivables	$10,916	$4,712	(1)	$10,053	$—	$5,575
_____________________________
(1)The current period provision for the real estate broker agent receivables is included in “General and administrative expenses” in the Company’s consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.    EARNINGS (LOSS) PER SHARE
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
As a result, in its calculation of basic and dilutive EPS for the years ended December 31, 2024, 2023 and 2022, respectively, the Company did not adjust its net loss for the effect of these participating securities because the adjustment was negligible.

	For the year ended December 31,
	2024	2023	2022
Net loss attributed to Douglas Elliman Inc.	$(76,316)	$(42,552)	$(5,622)
Income attributable to participating securities	—	(307)	(704)
Net loss available to common stockholders attributed to Douglas Elliman Inc.	$(76,316)	$(42,859)	$(6,326)
Basic EPS is computed by dividing net loss available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following common shares for the years ended December 31, 2024, 2023 and 2022:

	For the year ended December 31,
	2024	2023	2022
Weighted-average shares for basic and diluted EPS	83,502,500	82,247,015	81,614,485

There were 28,333 non-vested restricted shares that were outstanding during the year ended December 31, 2022, but were not included in the computation of diluted EPS because the impact of the shares was anti-dilutive to EPS.
The following was outstanding during the year ended December 31, 2024, 2023 and 2022, but were not included in the computation of diluted EPS because the effect was anti-dilutive:

	For the year ended December 31,
	2024	2023	2022
Weighted-average number of shares issuable upon conversion of debt	33,333,333	—	—
Weighted-average conversion price	$1.50	$—	$—

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.    LEASES
The Company has operating leases for corporate and sales offices and equipment. The leases have remaining lease terms of less than one year to nine years, some of which include options to extend for up to five years, and some of which include options to terminate the leases within one year. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the ROU asset and lease liability balances. The Company’s lease population includes purchase options on equipment leases that are included in the lease payments when reasonably certain to be exercised. The Company’s lease population does not include any residual value guarantees. The Company’s lease population does not contain any material restrictive covenants.
The Company has leases with variable payments, most commonly in the form of Common Area Maintenance (“CAM”) and tax charges which are based on actual costs incurred. These variable payments were excluded from the ROU asset and lease liability balances since they are not fixed or in-substance fixed payments. Variable payments are expensed as incurred.
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$30,890	$33,721	$33,248
Short-term lease cost	802	1,188	1,064
Variable lease cost	4,143	4,234	4,144
Less: Sublease income	(148)	(688)	(579)
Total lease cost	$35,687	$38,455	$37,877
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$32,596	$34,106	$36,956

ROU assets obtained in exchange for lease obligations:
Operating leases	13,878	12,768	14,856
Supplemental consolidated balance sheet information related to leases was as follows:

	December 31,	December 31,
	2024	2023

Weighted average remaining lease term in years:
Operating leases	5.73	6.38

Weighted average discount rate:
Operating leases	8.58%	8.63%

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2024, maturities of lease liabilities were as follows:

Operating Leases
Year Ending December 31:
2025	$31,636
2026	29,061
2027	25,862
2028	22,505
2029	18,152
Thereafter	31,252
Total lease payments	158,468
Less imputed interest	(34,861)
Total	$123,607
As of December 31, 2024, the Company had a $460 undiscounted lease payment relating to a real estate lease that has not yet commenced. The operating lease will commence in the first half of 2025 with a lease term of approximately 5.0 years.
The Company’s rental expense for the years ended December 31, 2024, 2023 and 2022 was $30,890, $33,721 and $33,248, respectively. Rent expense for the year ended December 31, 2024 consisted of $20,553 of amortization and $10,337 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2023 consisted of $22,369 of amortization and $11,352 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2022 consisted of $20,621 of amortization and impairment of ROU assets and $12,627 of lease expense for interest accretion on operating lease liabilities.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	December 31, 2024	December 31, 2023
PropTech convertible trading debt securities	$1,254	$1,162
Long-term investment securities at fair value (1)	3,127	2,821
PropTech investments at cost	6,400	8,888
PropTech investments under equity method	619	570
Total investments	11,400	13,441
Less PropTech current convertible trading debt securities (2)	1,254	—
Less PropTech investments accounted for under the equity method (3)	619	570
Total long-term investments	$9,527	$12,871
_____________________________
(1)     These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2)    These amounts are included in “Other current assets” on the consolidated balance sheets.
(3)    These amounts are included in “Equity-method investments” on the consolidated balance sheets.
Net gains recognized on long-term investment securities were as follows:

	Year Ended December 31,
	2024	2023	2022
Net realized gains recognized on PropTech convertible trading debt securities	$92	$28	$2,184
Net unrealized gains (losses) recognized on long-term investment securities at fair value	68	(110)	655
Net gains recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	5,129	715	—
Net realized and unrealized gains recognized on long-term investment securities	$5,289	$633	$2,839
During 2024, the Company monetized its investment in LiveEasy and fifty percent of its investment in BILT and recorded a gain of $4,601 and $1,000, respectively.
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The maturity of the remaining convertible note is February 2025.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized (losses) gains recognized in net income on long-term investment securities at fair value during the years ended December 31, 2024, 2023 and 2022, respectively:

	Year Ended December 31,
	2024	2023	2022
Net unrealized (losses) gains recognized on long-term investment securities	$68	$(110)	$655
The Company has unfunded commitments of $588 related to long-term investment securities at fair value as of December 31, 2024.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies as of December 31, 2024. The total carrying values of equity securities without readily determinable fair values that do not qualify for the NAV practical expedient these investments were $6,400 and $8,888 as of December 31, 2024 and 2023, respectively. The Company recorded an impairment of $489 for the year ended December 31, 2024. The impairment was included in “Investment and other income” on the consolidated statements of operations. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the year ended December 31, 2023.

7.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
Leasehold improvements	$53,360	$55,549
Furniture and equipment	39,082	41,088
	92,442	96,637
Less accumulated depreciation and amortization	(54,742)	(56,919)
	$37,700	$39,718
Depreciation and amortization expense related to property and equipment, net for the years ended December 31, 2024, 2023 and 2022 was $7,079, $7,324 and $7,257, respectively.

8.    EQUITY METHOD INVESTMENTS

Equity method investments consisted of the following:

	December 31, 2024	December 31, 2023
Ancillary services ventures	$2,020	$1,960
At December 31, 2024, the Company’s ownership percentages in these investments ranged from 5.4% to 50.0%; therefore, the Company accounts for these investments under the equity method of accounting.

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

Maximum Exposure to Loss:
The Company’s maximum exposure to earning or loss from its equity method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements and was $2,020 as of December 31, 2024.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets were as follows:

	December 31, 2024	December 31, 2023
Goodwill	$32,230	$32,230

Indefinite-life intangibles:
Trademark - Douglas Elliman	$68,000	$68,000
Intangibles with a finite life, net	4,307	4,964
Total other intangible assets, net	$72,307	$72,964
The carrying amounts of goodwill and intangibles with a finite life for 2024 were as follows:

	Goodwill	Intangibles with a finite life, net
Balance as of January 1, 2024	$32,230	$4,964
Amortization	—	(657)
Balance as of December 31, 2024	$32,230	$4,307

The carrying amounts of goodwill and intangibles with a finite life for 2023 were as follows:

	Goodwill	Intangibles with a finite life, net
Balance as of January 1, 2023	$32,230	$5,666
Amortization	—	(702)
Balance as of December 31, 2023	$32,230	$4,964
_____________________________

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
In the three months ended September 30, 2024, the Company utilized third-party valuation specialists to prepare a quantitative assessment of its goodwill and trademark intangible assets, based on the current market conditions in the residential real estate brokerage industry which did not result in impairment charges related to its goodwill or trademark for the year ended December 31, 2024.
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
If the Company fails to achieve the financial projections used in the quantitative assessments of fair value and current market conditions deteriorate, impairment charges could result in future periods, and such impairment charges could be material.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other intangible assets and contract liabilities assumed were as follows:

	Useful Lives in Years	December 31, 2024	December 31, 2023
Trademark - Douglas Elliman	Indefinite	$68,000	$68,000

Other intangibles	1 - 10	11,216	11,216
		11,216	11,216
Less: Accumulated amortization on amortizable intangibles		(6,909)	(6,252)
Other intangibles, net		$4,307	$4,964
The trademark intangible has been attributed to the acquisition of the Douglas Elliman brand name which the Company plans to continue using. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed its impairment test for the year ended December 31, 2024, which did not result in additional impairment charges related to the Company’s trademark. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value, impairment charges could result in future periods, and such impairment charges could be material.
As of December 31, 2024 and 2023, other intangibles with finite lives included non-compete agreements and favorable lease assets related to business combinations.
For the years ended December 31, 2024, 2023, and 2022, respectively, amortization of other intangibles was $657, $702 and $755.

10.    NOTES PAYABLE
Notes payable consisted of the following:

	December 31, 2024	December 31, 2023
Convertible Notes, net of unamortized discount of $17,330 and $0	$32,670	$—
Aggregate carrying value	$32,670	$—
*The fair value of the derivatives embedded within the 7.0% Convertible Note ($30,253 at December 31, 2024 and $0 at December 31, 2023 respectively), is separately classified as a derivative liability in the consolidated balance sheets.
7.0% Convertible Notes due 2029:

On July 2, 2024, the Company, Alter Domus (US) LLC, as collateral agent, and entities (the “Purchasers”) advised or managed by Kennedy Lewis Investment Management LLC (“KLIM”) entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, $50,000 aggregate principal amount of the Company’s newly issued senior secured convertible promissory notes due July 2, 2029 (the “Convertible Notes”) in a private placement transaction in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company intends to use the net proceeds from the sale of the Convertible Notes for general corporate purposes. The issuance and sale of the Convertible Notes contemplated by the Purchase Agreement were consummated on July 2, 2024.

The Convertible Notes bear interest at a rate of 7.0% per annum payable in cash, or, at the Company’s election, 8.0% per annum paid in kind, due semi-annually. The maturity date of the Convertible Notes is July 2, 2029.

The Purchasers have the right to elect at any time to convert the Convertible Notes into shares of the Company’s common stock at an initial conversion price equal to $1.50 per share of common stock, so long as the aggregate number of shares of common stock beneficially owned by such Purchaser (together with its affiliates) would not exceed 4.99% (the “Beneficial Ownership Limitation”) of the number of shares of common stock outstanding immediately after giving effect to the conversion, as such percentage ownership is determined in accordance with the terms of the Convertible Note. The Purchasers

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have the right to increase or decrease the Beneficial Ownership Limitation upon no less than 61 days’ prior written notice to the Company, provided that the Beneficial Ownership Limitation may in no event exceed 24.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion. The initial conversion price of the Convertible Notes represents a premium of approximately 19% to the last reported sale price of the common stock on the New York Stock Exchange on July 1, 2024. The conversion price will be subject to certain customary anti-dilution adjustments. Assuming the Convertible Notes are converted in full (without issuance of any make-whole shares) and based on the current number of shares of common stock outstanding, the Purchasers would beneficially own approximately 27% of the shares of common stock outstanding on an as-converted basis.

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

The Purchase Agreement also contains certain affirmative and negative covenants (including restrictions on the Company’s ability to incur indebtedness, permit liens, make dividends or distributions, consummate investments and consummate certain affiliate transactions). In addition, pursuant to the Purchase Agreement, if the Company’s Consolidated Adjusted EBITDA (as defined in the Purchase Agreement) for any two consecutive fiscal quarters from and after the fiscal quarter commencing July 1, 2024 is less than $0, the Company will be required to maintain Liquidity (as defined in the Purchase Agreement) of at least $20,000 as of the end of each calendar month until such time as the Company’s Consolidated Adjusted EBITDA is greater than $0 at the end of any subsequent fiscal quarter. The Company was in compliance with all covenants as of December 31, 2024.

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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s convertible debt is as follows:

	Year ended
	December 31,
	2024	2023
Convertible Notes	$983	$—
Interest expense associated with embedded derivatives	$983	$—
A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year ended
	December 31,
	2024	2023
Convertible Notes	$14,978	$—
(Gain) Loss on changes in fair value of derivatives embedded within convertible debt	$14,978	$—
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
The estimated fair value of the Company’s notes payable is as follows:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$32,670	$41,002	$—	$—
Notes payable and other obligations	$32,670	$41,002	$—	$—
Notes payable is recorded on the consolidated balance sheets at amortized cost. The determinations of fair values disclosed above would be classified as Level 3 under the fair value hierarchy disclosed in Note 17 if such liabilities were recorded on the consolidated balance sheets at fair value.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Letters of Credit:
As of December 31, 2024, we had outstanding $2,990 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.

11.    EMPLOYEE BENEFIT PLANS
Profit Sharing and 401(k) Plans:
The Company maintains two 401(k) plans for substantially all its U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $766, $697 and $689 for the years ended December 31, 2024, 2023 and 2022, respectively.

12.    INCOME TAXES
The amounts provided for income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. Federal	$—	$—	$1,039
State and local	140	391	1,271
	140	391	2,310
Deferred:
U.S. Federal	(108)	(10,009)	1,421
State and local	1,085	(5,435)	2,772
	977	(15,444)	4,193
Total	$1,117	$(15,053)	$6,503

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by GAAP and income tax laws. The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities is as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Basis differences on fixed and intangible assets	$577	$471
Basis differences in Notes Payable	4,509	—
Various U.S. federal and state tax loss carryforwards	28,457	18,420
Operating lease liabilities	4,764	5,141
	38,307	24,032
Less: Valuation allowance	(26,065)	(7,026)
Net deferred tax assets	$12,242	$17,006

Deferred tax liabilities:
Basis differences on prepaid assets	$(200)	$(251)
Revenue recognition	(377)	(478)
Allowance for doubtful accounts	(67)	(68)
Basis differences on long-term investments	—	(46)
Basis differences on acquisition	(7,769)	(9,618)
Operating lease right-of-use assets	(4,181)	(4,490)
Other	352	(1,078)
Net deferred tax liabilities	$(12,242)	$(16,029)

Net deferred tax assets (liabilities)	$—	$977

Various U.S. federal and state net operating loss (“NOL”) carryforwards included in Deferred Tax Assets. Prior to 2019, the Company’s subsidiary, Douglas Elliman of California, Inc. (“DE California”), filed a consolidated U.S. income tax return that included its wholly owned U.S. subsidiaries. The tax effected standalone subsidiary federal and state NOL carryforwards attributable to DE California is $7,093 and $7,026 at December 31, 2024 and 2023, respectively. The deferred tax assets of Douglas Elliman of California, Inc. generated prior to March 1, 2019 are limited for use in the future to the extent of the taxable income of Douglas Elliman of California, Inc. under the “Separate Return Limitation Year” rules of Internal Revenue Code Section 381.The federal NOL carryforwards begin to expire in 2034 and losses generated in 2018 or later will carry forward indefinitely.
At December 31, 2024, the Company’s tax effected consolidated federal NOL carryforward was approximately $20,413 and tax effected consolidated state NOL carryforward was approximately $8,043. At December 31, 2023, the Company’s tax effected federal NOL carryforward was approximately $12,160 and the consolidated tax effected state NOL carryforward was approximately $6,260. (The NOL carryforwards of DE California are included in the Company’s tax effected federal and state NOL carryforwards at December 31, 2024 and 2023, respectively.)
Valuation Allowances. ASC 740, Income Taxes, requires the Company to establish a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. If such determination is made and future losses are incurred over the period in which the net deferred tax assets are deductible, the Company believes it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result will be required to maintain a valuation allowance for the full amount of the deferred tax assets.
In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to expiration of the net operation loss carryforwards.
At December 31, 2023, the Company had recorded a valuation allowance of $7,026 against the deferred tax asset related to the NOL carryforwards attributable to DE California because the utilization of its NOL carryforwards were limited by the Separate Return Limitation Year limitations of Internal Revenue Code Section 381 and, consequently, the Company had determined it was more likely than not that the deferred tax assets associated with these NOLs would not be realized because

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DE California had a history of cumulative losses over the three previous years and, consequently, the Company was unable to utilize the NOLs because DE California would not be able to utilize the NOLs on a separate return basis.
During the year ended December 31, 2024, the Company evaluated its history of cumulative losses over the three previous years and determined it was more likely than not that its deferred tax assets would not be utilized. Therefore, at December 31, 2024, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $26,065. The change in valuation allowance during the year ended December 31, 2024 was $19,039.
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2024	2023	2022
(Loss) income before provision for income taxes	$(75,885)	$(58,219)	$104
Federal income tax (benefit) expense at statutory rate	(15,936)	(12,226)	22
Increases (decreases) resulting from:
State and local income taxes, net of federal income tax benefits	(4,053)	(3,811)	2,213
Impact of non-controlling interest	144	129	163
Non-deductible expenses	1,178	2,333	1,715
Excess tax benefits on stock-based compensation	745	(857)	812
Loss carryforwards from tax consolidation of subsidiary	—	(609)	(331)
Changes in valuation allowance, net of equity and tax audit adjustments	19,039	609	1,221
Other	—	(621)	688
Income tax expense (benefit)	$1,117	$(15,053)	$6,503

The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. Liabilities for uncertain tax positions reflected as of December 31, 2024 and 2023 were not significant and it is not anticipated that they will materially change in the next 12 months. Although the outcome of tax audits is always uncertain, Douglas Elliman Realty, LLC believes that its tax positions will be sustained under audit.

13.    STOCK COMPENSATION
On December 31, 2021, the Company granted equity compensation under its 2021 Plan. The 2021 Plan was adopted on December 22, 2021 and approved by the Company’s stockholder on December 24, 2021. The 2021 Plan provides for the Company to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted shares, restricted stock units, performance share awards, other stock-based awards and cash-based awards. Shares available for issuance under the 2021 Plan are 5,952,996 shares as of December 31, 2024. The Company may satisfy its obligations under any award granted under the 2021 Plan by issuing new shares.
Restricted Stock Awards. The Company recognizes compensation expense using the fair value method. All awards are time-based awards which vest over a period that ranges between two and approximately four years. The Company recognizes compensation cost net of an estimated forfeiture rate ratably using the straight-line attribution method over the expected vesting period.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of employee restricted stock award transactions is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2022	3,664,500	$10.95
Granted	94,500	$7.85
Vested	(1,001,438)	$10.94
Forfeited	(26,250)	$9.72
Nonvested at December 31, 2022	2,731,312	$10.86
Granted	3,786,750	$3.08
Vested (1)	(1,926,751)	$6.97
Forfeited	—	$—
Nonvested at December 31, 2023	4,591,311	$6.07
Granted	7,532,023	$2.16
Vested (1)	(1,724,495)	$3.86
Forfeited	(4,365,500)	$4.25
Nonvested at December 31, 2024	6,033,339	$3.14
_____________________________
(1)The total fair value of restricted stock awards vested during 2024 and 2023 was $3,243 and $4,877, respectively.
As of December 31, 2024, there was $17,857 of total unrecognized compensation costs related to nonvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.98 years.

14.    CONTINGENCIES
The Company is involved in litigation in the normal course of its business. Some claims are covered by the Company’s insurance policies in excess of any applicable retention. Other claims are not covered by the Company’s insurance policies, and the Company seeks contribution toward the payment of costs and expenses from agents for non-covered claims when applicable pursuant to the Company’s agent policies. The Company believes that the resolution of ordinary course matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
In October 2023, individual plaintiffs filed an action on behalf of a putative national class of home sellers from October 2019 through the present in the Western District of Missouri against the National Association of Realtors (“NAR”) and certain real estate brokerage firms, including the Company, alleging anticompetitive behavior in violation of federal antitrust laws arising from NAR’s requirement that sellers’ agents for Multiple Listing Service (“MLS”) listed properties offer to pay a portion of commissions received on the sale of such properties to buyers’ agents (the Gibson case).
Thereafter, additional litigation was filed by other plaintiffs on behalf of putative classes of home sellers from 2019 to the present against certain real estate brokerage firms, including the Company and/or its subsidiaries, alleging anticompetitive behavior, similar to the Gibson case: (i) the March case (November 2023 – Southern District of New York) – a putative class action on behalf of home sellers in Manhattan from November 2019 through the present; (ii) the Friedman case (January 2024 – Southern District of New York) – a putative class action on behalf of home sellers in certain parts of Brooklyn from January 2020 through present; (iii) the Umpa case (December 2023 - Western District of Missouri) – putative class action on behalf of home sellers nationwide (with certain markets excluded) from December 2019 through present, which has now been consolidated into the Gibson case; (iv) the Whaley case (January 2024 - District of Nevada) – putative class action on behalf of home sellers in Nevada from January 2020 through the present, and (v) the Boykin case (February 2024 - District of Nevada) – putative class action on behalf of home sellers in Nevada from February 2020 through the present, which has now been consolidated into the Whaley case.

In April 2024, the Company entered into a settlement agreement (the “Settlement Agreement”) to resolve, on a nationwide basis, the Gibson and Umpa cases (the “Lawsuits”). On April 30, 2024, the Court in the Lawsuits preliminarily approved the settlement, preliminarily certified the proposed settlement class and stayed the cases against the Company pending final approval of the Settlement Agreement.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

After preliminary approval, the Company obtained stays of the remaining actions against it, other than the Lutz case described below. The final approval hearing for the settlement took place on October 31,2024, and on November 4, 2024, the Settlement Agreement received final court approval and became effective as of that date.

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

Under the Settlement Agreement, the Company paid into an escrow fund $7,750 on June 12, 2024, and agreed to pay two $5,000 contingent payments subject to certain financial contingencies on or before December 31, 2027 (collectively, the “Settlement Amount”). The contingent payments may be accelerated under certain circumstances. The Company recognized an expense of $17,750 for the year ended December 31, 2024.

In addition, the Company agreed to make certain changes to its business practices and emphasize certain practices that have been a part of the Company’s longstanding policies and practices, including: reminding its brokerages and agents that the Company has no rule requiring agents to make or accept offers of compensation; requiring its brokerages and agents to clearly disclose to clients that commissions are not set by law and are fully negotiable; prohibiting its brokerages and buyer agents from claiming buyer agent services are free; requiring its brokerages and agents to disclose to the buyer the listing broker’s offer of compensation for prospective buyers’ agents as soon as possible; prohibiting its brokerages and agents from using any technology (or manual methods) to sort listings by offers of compensation, unless requested by the client; reminding its brokerages and agents of their obligation to show properties regardless of compensation for buyers’ agents for properties that meet the buyer’s priorities; and developing training materials for its brokerages and agents that support all the practice changes outlined in the injunctive relief.
While most of the industry-wide antitrust class action lawsuits launched by plaintiffs on behalf of a putative class of home sellers have been settled (although appeals challenging the settlements are still pending), including those against the Company, certain suits launched by plaintiffs on behalf of a putative class of home buyers are still pending. In November 2023, individual plaintiffs filed an action on behalf of a putative national class of home buyers from 1996 to the present in the Northern District of Illinois against certain real estate brokerage firms (the Batton II case), including the Company, alleging anticompetitive behavior similar to the now resolved Gibson case. In June 2024, plaintiffs voluntarily dismissed this action against the Company without prejudice. However, on June 11, 2024, plaintiffs’ counsel from the Batton II case added the Company as a defendant in the Lutz case pending in the United States District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM). This case was brought by individual plaintiffs who filed an action on behalf of a putative national class of home buyers from December 1996 through the present against certain real estate brokerage firms, now including the Company, alleging anticompetitive behavior in violation of federal antitrust laws, state antitrust and consumer protection laws, as well as asserting an unjust enrichment claim. The allegations and claims in the Lutz case are similar to the Batton case. As this case was brought by a putative national class of home buyers, it is not subsumed within the Settlement Agreement resolving the antitrust actions brought by home sellers against the Company, except to the extent that the class includes home buyers who also are part of the home sellers settling class referenced above that released their claims as home buyers. The Company has not provided any amounts in the consolidated financial statements for unfavorable outcomes for these industry-wide home buyer antitrust class action lawsuits as management concluded that it is not probable that a loss has been incurred and is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending industry-wide home buyer antitrust class action lawsuits.

Two real estate salespersons formerly associated with the Company as independent contractors, have, together or separately, been named as defendants in multiple complaints by women accusing them of sexual assault and related wrongdoing, and face criminal charges related to similar alleged conduct. Recently, the Company and its former Chief Executive Officer were named as defendants in one of these lawsuits. Plaintiffs have brought claims against the Company under the New York Gender-Motivated Violence Act and sex trafficking, negligence, and negligent hiring, retention, and supervision claims. The Company denies liability and intends to defend vigorously against these claims. The Company is aware that other claims may be asserted against it and possibly against certain former Company leadership arising out of the matters related to the two former real estate salespersons.
Litigation is subject to uncertainty, and it is possible that there could be adverse developments in pending cases or that more cases, including antitrust lawsuits, could be commenced. With the commencement of any new case, the defense costs and the risks relating to the unpredictability of litigation increase. Legal defense costs are expensed as incurred. Management reviews on a quarterly basis with counsel all pending litigation and evaluates the probability of a loss being incurred and

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation. The Company is unable to reasonably estimate the financial impact of these litigation matters. For the years ended December 31, 2024, 2023 and 2022, the Company incurred legal expenses and costs totaling $41,522 (of which $17,750 is included within “Antitrust litigation settlement expense” and $23,772 is included within “General and administrative expenses” on the consolidated statements of operations), $7,549, and $7,064, respectively. The Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected from an unfavorable outcome in, or settlement of, any of these matters.
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

15.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2024	2023	2022
Cash paid (received) during the period for:
Interest	$1,453	$28	$177
Income taxes, net	(5,152)	(1,917)	11,083
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	21	287	1,070

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    RELATED PARTY TRANSACTIONS
On December 29, 2021, Vector Group completed the Distribution and the Company and Vector Group entered into a distribution agreement (the “Distribution Agreement”) and several ancillary agreements for the purpose of accomplishing the Distribution. The Distribution Agreement includes an agreement that the Company and Vector Group will provide each other with appropriate indemnities with respect to liabilities arising out of the business retained by Vector Group and the business transferred to Douglas Elliman by Vector Group. These agreements also govern the Company’s relationship with Vector Group after the Distribution and provide for the allocation of employee benefit, tax and some other liabilities and obligations attributable to periods prior to, at and after the Distribution. These agreements also include arrangements with respect to transition services (the “Transition Services Agreement”). The Company and Vector Group entered into a Transition Services Agreement with respect to transition services and other ongoing commercial relationships. Under the agreement, which expired on December 20, 2024, the Company paid Vector Group $4,084 in 2024, $4,200 in 2023, and $4,200 in 2022. The Company and Vector Group also entered into Aircraft Lease Agreements for the right to lease on a flight-by-flight basis certain aircraft owned by Vector Group. Under the agreements, which were cancelled on October 17, 2024, the Company paid Vector Group $1,830 in 2024, $2,124 in 2023, and $2,418 in 2022. Vector Group has agreed to indemnify the Company for certain tax matters under the Tax Disaffiliation Agreement. The Company received $589 in 2022 and recorded the amount in Investment and other income in its consolidated statements of operations for the year ended December 31, 2022 related to the tax indemnifications.
Following the Distribution and until October 7, 2024, there was an overlap between certain officers of the Company and Vector Group. The President and Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, and the General Counsel and Secretary of Douglas Elliman all served in the same role at Vector Group. Furthermore, three of the members of Douglas Elliman’s Board of Directors also served as directors of Vector Group until October 7, 2024.
The Company has been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. The Company had gross commissions of approximately $17,068, $1,766 and $1,709 from these projects for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company and a member of its Board of Directors, who became the Company’s President and Chief Executive Officer on October 22, 2024 each owned a 50% interest in an entity the assets and business of which were sold in 2019. The Company received $654 in May 2022 as a final distribution of an earn-out payment based on the performance of the entity in 2020 and 2021. The Company recorded equity in earnings from this equity-method investment of $654 for the year ended December 31, 2022.
A son of the Company’s former President and Chief Executive Officer, who resigned on October 21, 2024, is an associate broker with the Company and he received commissions and other payments of $767, $1,570 and $1,490, respectively, in accordance with brokerage activities in 2024, 2023 and 2022, respectively.
The spouse of the former President and Chief Executive Officer of Douglas Elliman Realty, LLC, who was terminated on October 25, 2024, is a real estate agent whose license is held at a subsidiary of the Company, and who received commissions and other payments of $147, $329 and $230 in accordance with brokerage activities in 2024, 2023 and 2022, respectively.
The son-in-law of the Company’s former Executive Vice President and Chief Operating Officer, serves as Vice President, Enterprise Innovation and Managing Director of New Valley Ventures LLC, and received total compensation, which included salary, bonus and 401(k) matching awards of approximately $303, $369 and $352 in 2024, 2023 and 2022, respectively.
The Chairman of the Company’s Board of Directors is the Co-Founder, Co-Portfolio Manager and Co-Managing Partner of Kennedy Lewis Investment Management, which is the lender on the Company’s Convertible Notes. As of December 31, 2024, there were an aggregate of $50,000 of the Convertible Notes, which bear interest at 7% per annum in cash and 8% per annum paid in kind. The holders of the Convertible Notes have the right to elect at any time to convert the Convertible Notes into shares of the Company’s common stock at an initial conversion price of $1.50 per share of common stock, subject to the Beneficial Ownership Limitation. See Note 10 – Notes Payable.
Other. On December 20, 2024, the Company entered an office lease with an entity affiliated with Dr. Phillip Frost, who beneficially owns more than 5% of the Company’s common stock. The lease is for space in an office building in Miami, Florida and will expire on April 30, 2028. The amended lease provides for payments of $43 per month increasing to $48 per month.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of December 31, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$85,535	$85,535	$—	$—
U. S. treasury bills (2)	52,744	52,744	—	—
Certificates of deposit (3)	507	—	507	—
PropTech convertible trading debt securities	1,254	—	—	1,254
Long-term investments
Long-term investment securities at fair value (4)	3,127	—	—	—
Total long-term investments	3,127	—	—	—
Total assets	$143,167	$138,279	$507	$1,254

Liabilities:
Fair value of derivatives embedded within convertible debt	$30,253	$—	$—	$30,253	$(14,978)
Total liabilities	$30,253	$—	$—	$30,253	$(14,978)

Nonrecurring fair value measurements
Long-term investments (5)	$—			$—	$(489)
	$—			$—	$(489)
_____________________________
(1)Amounts included in Cash and cash equivalents on the consolidated balance sheets, except for $4,081 that is included in current restricted cash and cash equivalents and $2,483 that is included in non-current restricted assets.
(2)$42,940 included in Cash and cash equivalents and $9,804 included in investment securities at fair value.
(3)$345 included in other current assets and $162 included in other assets on the consolidated balance sheets.
(4)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.
(5)Long-term investments with a carrying amount of $489 were written down to their fair value of $0, resulting in an impairment charge of $489 as a part of investment and other income for the year ended December 31, 2024.

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
(3)Amounts included in other assets on the consolidated balance sheets.
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
The fair value of derivatives embedded within the convertible debt and the fair value of the convertible debt itself was derived using a binomial lattice valuation model. These derivatives have been classified as Level 3. Changes in the fair value of the derivatives embedded with the convertible debt are presented in the consolidated statements of operations. The value of the embedded derivatives is contingent on changes in interest rates, the Company’s stock price, stock price volatility, and the Company’s dividend yield. The Company’s stock price, volatility, and dividend yield are based on market observable inputs. The interest rate component of the value of the note is computed by calibrating the yield as of the issuance date, such that the value of the convertible note is equal to the principal net of the original issue discount. This yield is adjusted by the change in spreads from the discount curve equivalent to the Company’s implied credit rating.
The changes in the fair value of these Level 3 liabilities as of December 31, 2024 were as follows:

2024
Balance as of January 1	$1,162
Issuance of convertible debt	(15,275)
Change in fair value of derivatives embedded within convertible debt	(14,978)
Change in fair value of PropTech convertible trading debt securities	92
Balance as of December 31	$(28,999)

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2024:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2024	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,254	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2025
			Volatility	46.82%
			Discount rate	25.65%

Fair value of derivatives embedded within convertible debt	$30,253	Binomial Lattice Model	Assumed annual stock dividend	—%
			Assumed annual cash dividend	—%
			Stock price	$1.67
			Volatility	50%
			Risk-free rate	4.36%
			Implied credit spread	8.06%

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2024 and 2023, respectively.

18.    SEGMENT INFORMATION

The Company’s reportable segments were Real Estate Brokerage and Corporate Activities and Other. Real Estate Brokerage consists of the residential real estate brokerage services through our subsidiary Douglas Elliman Realty, which operates one of the largest residential brokerage companies in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Texas, Colorado, Nevada, Massachusetts, Connecticut, Maryland, Virginia, Washington, D.C., Arizona, New Hampshire and Michigan. The Real Estate Brokerage segment also provides

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ancillary services, such as property management, title and escrow services. The Corporate Activities and Other segment consists of the operations of our holding company which includes the Company’s investment business that invests in select PropTech opportunities through our New Valley Ventures subsidiary. The operations of Corporate Activities and Other also consists of corporate costs for leadership and other administrative functions. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews the results for the business segments to evaluate the performance of the segments and to make decisions regarding the allocation of capital. The CODM uses and compares segment results, which includes operating loss and investment and other income, to prior periods and, based on these results, assesses performance and identifies trends of ongoing operations within each segment. Comparable to the consolidated statement of operations, the CODM reviews operating results, including the costs and charges by segments to evaluate the performance of our businesses and related trends. The operating cost summary also includes stock-based compensation by segment.

The following schedules present the Company’s reportable segments and their contribution to the consolidated financial statements. Financial information for the Company’s operations before taxes and non-controlling interests for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Real Estate Brokerage	Corporate Activities and Other
2024
Revenues	$995,627	$—
Operating expenses:
Real estate agent commissions	$743,819	$—
Sales and marketing	82,606	—
Operations and support (1)	69,278	—
General and administrative (1)	83,465	28,798
Technology	23,386	—
Depreciation and amortization	7,736	—
Antitrust litigation settlement expense	17,750	—
Stock-based compensation (1)	4,325	2,249
Restructuring	616	425
Segment operating loss	$(37,354)	$(31,472)

Real estate brokerage segment operating loss		$(37,354)
Corporate activities and other segment operating loss		(31,472)
Total segments’ operating loss		$(68,826)
Interest expense		(2,939)
Interest income		5,533
Equity in earnings (losses) from equity-method investments		36
Change in fair value of derivatives embedded with convertible debt		(14,978)
Investment and other income		5,289
(Loss) income before provision for income tax		$(75,885)
(1)     $5,510 of stock-based compensation is included within General and administrative expenses ($3,261 in Real Estate Brokerage segment and $2,249 in Corporate activities and other segment) and $1,064 is included within the Real Estate Brokerage’s segment’s Operations and support expenses on the consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Real Estate Brokerage	Corporate Activities and Other
2023
Revenues	$955,578	$—
Operating expenses:
Real estate agent commissions	$706,162	$—
Sales and marketing	83,670	—
Operations and support (1)	69,675	—
General and administrative (1)	94,110	19,192
Technology	23,788	—
Depreciation and amortization	8,026	—
Stock-based compensation (1)	4,539	8,536
Restructuring	2,377	—
Segment operating loss	$(36,769)	$(27,728)

Real estate brokerage segment operating loss		$(36,769)
Corporate activities and other segment operating loss		(27,728)
Total segments’ operating loss		$(64,497)
Interest expense		(28)
Interest income		5,841
Equity in earnings (losses) from equity-method investments		(168)
Investment and other income		633
(Loss) income before provision for income tax		$(58,219)
(1)    $12,145 of stock-based compensation is included within General and administrative expenses ($3,609 in Real Estate Brokerage segment and $8,536 in Corporate activities and other segment) and $930 is included within the Real Estate Brokerage’s segment’s Operations and support expenses on the consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Real Estate Brokerage	Corporate Activities and Other
2022
Revenues	$1,153,177	$—
Operating expenses:
Real estate agent commissions	$836,803	$—
Sales and marketing	85,763	—
Operations and support (1)	72,169	—
General and administrative (1)	101,469	19,591
Technology	22,773	—
Depreciation and amortization	8,012	—
Stock-based compensation (1)	4,195	6,943
Segment operating income (loss)	$21,993	$(26,534)

Real estate brokerage segment operating income		$21,993
Corporate activities and other segment operating loss		(26,534)
Total segments’ operating loss		$(4,541)
Interest expense		(148)
Interest income		1,927
Equity in earnings (losses) from equity-method investments		(563)
Investment and other income		3,429
(Loss) income before provision for income tax		$104
(1)     $10,361 of stock-based compensation is included within General and administrative expenses ($3,418 in Real Estate Brokerage segment and $6,943 in Corporate activities and other segment) and $777 is included within the Real Estate Brokerage’s segment’s Operations and support expenses on the consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s identifiable assets and capital expenditures by segment for December 31, 2024, 2023 and 2022 were as follows:

	Real Estate Brokerage	Corporate Activities and Other	Total
Year Ended December 31, 2024
Identifiable assets (1)	$425,148	$68,740	$493,888
Capital expenditures	$5,534	$—	$5,534

Year Ended December 31, 2023
Identifiable assets (2)	$455,021	$38,398	$493,419
Capital expenditures	$6,143	$—	$6,143

Year Ended December 31, 2022
Identifiable assets (3)	$512,524	$37,878	$550,402
Capital expenditures	$8,537	$—	$8,537
(1)     Includes $1,401 and $619 in equity method investments for Real Estate Brokerage segment and Corporate Activities and Other segment, respectively.
(2)     Includes $1,390 and $570 in equity method investments for Real Estate Brokerage segment and Corporate Activities and Other segment, respectively.
(3)     Includes $1,366 and $263 in equity method investments for Real Estate Brokerage segment and Corporate Activities and Other segment, respectively.

19. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $37,967 and $41,338 as of December 31, 2024 and December 31, 2023, respectively, and corresponding escrow funds in holding of the same amount. These deposits are not assets of Portfolio Escrow Inc., the subsidiary of the Company (and, therefore, are excluded from the accompanying consolidated balance sheets).

DOUGLAS ELLIMAN INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2024
Allowances for:
Deferred tax valuation allowance	$7,026	$19,039	$—	$26,065
Total	$7,026	$19,039	$—	$26,065
Year Ended December 31, 2023
Allowances for:
Deferred tax valuation allowance	$6,417	$609	$—	$7,026
Total	$6,417	$609	$—	$7,026
Year Ended December 31, 2022
Allowances for:
Deferred tax valuation allowance	$5,196	$1,221	$—	$6,417
Total	$5,196	$1,221	$—	$6,417