Form 10-Q
period 2025-03-31
Douglas Elliman Inc.
filed 2025-05-06
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2025

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

☐	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging Growth Company
    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
    At April 30, 2025, Douglas Elliman Inc. had 88,737,838 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2025	December 31, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$136,771	$135,657
Investment securities at fair value	—	9,804
Receivables	20,746	19,598
Agent receivables, net	13,237	7,871
Restricted cash and cash equivalents	6,131	4,081
Other current assets	19,146	19,054
Total current assets	196,031	196,065
Property and equipment, net	36,988	37,700
Operating lease right-of-use assets	95,809	100,491
Long-term investments (includes $4,327 and $3,127 at fair value)	10,727	9,527
Contract assets, net	41,399	37,123
Goodwill	32,230	32,230
Other intangible assets, net	72,144	72,307
Equity-method investments	2,022	2,020
Other assets	6,593	6,425
Total assets	$493,943	$493,888
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liabilities	$21,343	$21,672
Current portion of antitrust litigation settlement	5,000	—
Accounts payable	5,215	3,056
Income taxes payable, net	81	—
Commissions payable	18,946	20,452
Accrued salaries and benefits	3,301	8,296
Contract liabilities	16,112	18,225
Other current liabilities	30,635	20,456
Total current liabilities	100,633	92,157
Notes payable and other obligations less current portion	33,317	32,670
Fair value of derivative embedded within convertible debt	30,999	30,253
Non-current operating lease liabilities	96,873	101,935
Contract liabilities	68,283	63,765
Antitrust litigation settlement	5,000	10,000
Other liabilities	662	683
Total liabilities	335,767	331,463
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 88,737,838 and 88,853,150 shares issued and outstanding	888	889
Additional paid-in capital	287,203	285,167
Accumulated deficit	(129,853)	(123,868)
Total Douglas Elliman Inc. stockholders' equity	158,238	162,188
Non-controlling interest	(62)	237
Total stockholders' equity	158,176	162,425
Total liabilities and stockholders' equity	$493,943	$493,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Commissions and other brokerage income	$241,143	$188,265
Property management	9,492	9,047
Other ancillary services	2,768	2,927
Total revenues	253,403	200,239

Expenses:
Real estate agent commissions	186,525	149,016
Sales and marketing	19,739	21,298
Operations and support	17,728	18,799
General and administrative	27,325	27,016
Technology	5,535	5,843
Depreciation and amortization	1,900	1,981
Antitrust litigation settlement expense	—	17,750
Operating loss	(5,349)	(41,464)

Other income (expenses):
Interest expense	(1,530)	(7)
Interest income	1,361	1,383
Equity in earnings (losses) from equity-method investments	2	(11)
Change in fair value of derivative embedded within convertible debt	(746)	—
Investment and other losses	(22)	(391)
Loss before provision for income taxes	(6,284)	(40,490)
Income tax expense	—	1,195

Net loss	(6,284)	(41,685)

Net loss attributed to non-controlling interest	299	210

Net loss attributed to Douglas Elliman Inc.	$(5,985)	$(41,475)

Per basic common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.07)	$(0.50)

Per diluted common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.07)	$(0.50)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2025	88,853,150	$889	$285,167	$(123,868)	$237	$162,425
Net loss	—	—	—	(5,985)	(299)	(6,284)
Restricted stock grant canceled	(115,312)	(1)	1	—	—	—
Stock-based compensation	—	—	2,035	—	—	2,035
Balance as of March 31, 2025	88,737,838	$888	$287,203	$(129,853)	$(62)	$158,176

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2024	87,925,412	$879	$279,904	$(47,552)	$923	$234,154
Net loss	—	—	—	(41,475)	(210)	(41,685)
Restricted stock grants	3,610,000	36	(36)	—	—	—
Stock-based compensation	—	—	3,355	—	—	3,355
Balance as of March 31, 2024	91,535,412	$915	$283,223	$(89,027)	$713	$195,824
The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,284)	$(41,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,900	1,981
Non-cash stock-based compensation expense	2,035	3,355
Loss on sale of assets	137	70
Deferred income taxes	—	977
Net losses on investment securities	43	391
Equity in (earnings) losses from equity-method investments	(2)	11
Non-cash interest expense	647	—
Non-cash lease expense	4,883	5,907
Change in fair value of derivative embedded within convertible debt	746	—
Provision for credit losses	1,180	1,304
Changes in assets and liabilities:
Receivables	(7,694)	(4,605)
Income taxes, net	81	5,456
Contract assets, net	(2,430)	(2,888)
Operating lease liability, net	(5,592)	(6,433)
Accounts payable and accrued liabilities	10,869	(3,248)
Other assets and liabilities	(3,505)	(1,120)
Accrued salary and benefits	(5,032)	(10,641)
Contract liabilities	2,401	6,127
Antitrust litigation settlement	—	17,750
Net cash used in operating activities	(5,617)	(27,291)
Cash flows from investing activities:
Proceeds from sale or liquidation of long-term investments	78	8
Proceeds from sale or liquidation of short-term investments	54,416	—
Purchase of short-term investments	(44,612)	—
Purchase of long-term investments	(67)	(85)
Capital expenditures	(1,034)	(2,081)
Net cash provided by (used in) investing activities	8,781	(2,158)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,164	(29,449)
Cash, cash equivalents and restricted cash, beginning of period	142,221	129,517
Cash, cash equivalents and restricted cash, end of period	$145,385	$100,068

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services and property technology investment business and is seeking to acquire or invest in additional real estate services and property technology (“PropTech”), companies. The condensed consolidated financial statements of Douglas Elliman include the accounts of DER Holdings LLC and New Valley Ventures LLC (“New Valley Ventures”), a directly and an indirectly wholly owned subsidiary of the Company, respectively. DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc., which are engaged in the residential real estate brokerage business with their subsidiaries. The operations of New Valley Ventures consist of minority investments in innovative and cutting-edge PropTech companies.
Certain references to “Douglas Elliman Realty” refer to the Company’s residential real estate brokerage business, including the operations of Douglas Elliman Realty, LLC and Douglas Elliman of California Inc., unless otherwise specified.
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.” These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
In presenting the condensed consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.
(b) Principles of Consolidation:
The condensed consolidated financial statements include the assets, liabilities, revenues, expenses and cash flows of DER Holdings LLC and New Valley Ventures as well as all other entities which Douglas Elliman has a controlling financial interest. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
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
(d) Loss Per Share (“EPS”):
The Company has restricted stock awards which will provide dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The participating securities holders do not participate in the Company’s net losses. There were no outstanding non-participating securities during the three months ended March 31, 2025 and 2024. The Company has not paid a cash dividend during the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31,
	2025	2024
Net loss attributed to Douglas Elliman Inc.	$(5,985)	$(41,475)
Income attributable to participating securities	—	—
Net loss available to common stockholders attributed to Douglas Elliman Inc.	$(5,985)	$(41,475)
Basic EPS is computed by dividing net loss available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended
	March 31,
	2025	2024
Weighted-average shares for basic and diluted EPS	84,369,811	83,334,101

The following was outstanding during the three months ended March 31, 2025 and 2024, but were not included in the computation of diluted EPS because the effect was anti-dilutive:

	Three Months Ended
	March 31,
	2025	2024
Weighted-average number of shares issuable upon conversion of debt	33,333,333	—
Weighted-average conversion price	$1.50	$—

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
The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$136,771	$135,657
Restricted cash and cash equivalents in current assets	6,131	4,081
Restricted cash and cash equivalents included in other assets	2,483	2,483
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$145,385	$142,221
(f) Goodwill and Other Intangible Assets:
Goodwill and intangible assets with indefinite lives are not amortized and instead are tested for impairment on an annual basis, as of October 1, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. The Company follows ASC 350, Intangibles – Goodwill and Other, and subsequent updates including ASU 2011-08, Testing Goodwill for Impairment and ASU 2017-14, Simplifying the Test for Goodwill Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value or chooses to bypass the optional qualitative assessment, the Company then assesses recoverability by comparing the fair value of the reporting unit to its carrying amount; otherwise, no further impairment test would be required. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark.
In the three months ended September 30, 2024, the Company utilized third-party valuation specialists to prepare a quantitative assessment of its goodwill and trademark intangible assets, based on the current market conditions in the residential real estate brokerage industry which did not result in impairment charges related to its goodwill or trademark for the year ended December 31, 2024. The Company performed a qualitative assessment for the three months ended March 31, 2025, which did not result in impairment charges related to its goodwill or trademark. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value and current market conditions continue to deteriorate, additional impairment charges could result in future periods, and such impairment charges could be material.
(g) Related Party Transactions:
Agreements with Vector Group Ltd. (“Vector Group”). The Company paid Vector Group $1,050 under the transition services agreement, dated December 21, 2021, by and between the Company and Vector Group (the “Transition Services Agreement”) during the three months ended March 31, 2024. Additionally, the Company paid Vector Group $595 under certain aircraft lease agreements entered into with affiliates of Vector Group (the “Aircraft Lease Agreements”) during the three months ended March 31, 2024. In October 2024 and December 2024, the Aircraft Lease Agreements and Transition Service Agreement, respectively, were terminated.
Real estate commissions. Real estate commissions include commissions of approximately $6,699 and $1,224 for the three months ended March 31, 2025 and 2024, respectively, from projects where the Company has been engaged by certain developers as the sole broker or the co-broker for real estate development projects that Vector Group owns an interest in through its real estate venture investments.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h) Investment and Other Losses:
Investment and other losses consist of the following:

	Three Months Ended
	March 31,
	2025	2024
Net unrealized (losses) gains recognized on long-term investments at fair value	$(121)	$89
Net gains (losses) recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	78	(480)
Other income	21	—
Investment and other losses	$(22)	$(391)
(i) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income; therefore, no statement of Comprehensive Income is included in the condensed consolidated financial statements.
(j) Subsequent Events:
The Company has evaluated subsequent events through May 6, 2025, the date the financial statements were issued.
(k) New Accounting Pronouncements:
ASUs to be adopted in future periods:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The ASU requires that all public entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and will adopt the standard in the year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Disaggregation of Income Statement Expenses. The ASU requires enhanced disclosures around disaggregation of certain income statement expense lines into specified categories. The new standard is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and anticipates adopting the standard in the year ending December 31, 2026.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.    REVENUE RECOGNITION
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

	Three Months Ended March 31, 2025
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$66,217	$42,995	$69,399	$41,396	$220,007
Commission and other brokerage income - development marketing	8,170	152	12,374	440	21,136
Property management revenue	9,282	210	—	—	9,492
Escrow and title fees	76	8	—	2,684	2,768
Total revenue	$83,745	$43,365	$81,773	$44,520	$253,403

	Three Months Ended March 31, 2024
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$49,240	$34,586	$57,630	$40,253	$181,709
Commission and other brokerage income - development marketing	4,719	65	1,325	447	6,556
Property management revenue	8,846	201	—	—	9,047
Escrow and title fees	211	149	—	2,567	2,927
Total revenue	$63,016	$35,001	$58,955	$43,267	$200,239
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	March 31, 2025	December 31, 2024

Receivables, which are included in receivables	$2,094	$1,789
Contract assets, net, which are included in other current assets	9,089	10,935
Contract assets, net, which are in other assets	41,399	37,123
Payables, which are included in commissions payable	1,519	1,302
Contract liabilities, which are in current liabilities	16,112	18,225
Contract liabilities, which are in other liabilities	68,283	63,765
The Company recognized revenue of $6,381 for the three months ended March 31, 2025, that were included in the contract liabilities balances at December 31, 2024. The Company recognized revenue of $1,163 for the three months ended March 31, 2024, that were included in the contract liabilities balances at December 31, 2023.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging of receivables from agents, agent sales in progress, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $5,411 and $4,783 at March 31, 2025 and December 31, 2024, respectively.
The following table summarizes changes in the allowance for credit losses for the three months ended March 31, 2025:

	January 1, 2025	Current Period Provision		Write-offs	Recoveries	March 31, 2025
Allowance for credit losses:

Real estate broker agent receivables	$4,783	$1,180	(1)	$552	$—	$5,411
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
4.    LEASES
The Company has operating leases for corporate and sales offices and equipment. The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$7,358	$8,578
Short-term lease cost	158	256
Variable lease cost	1,257	989
Less: Sublease income	(16)	(56)
Total lease cost	$8,757	$9,767
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$8,066	$9,096

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$505	$2,998

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	5.57	5.73

Weighted average discount rate:
Operating leases	8.61%	8.58%
As of March 31, 2025, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2025	$23,328
2026	29,188
2027	26,041
2028	22,690
2029	18,342
2030	13,419
Thereafter	19,125
Total lease payments	152,133
Less imputed interest	(33,917)
Total	$118,216
As of March 31, 2025, the Company had a $2,020 undiscounted lease payment relating to a real estate lease that has not yet commenced. The operating lease will commence in the second half of 2025 with a lease term of approximately 10.3 years.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	March 31, 2025	December 31, 2024
PropTech convertible trading debt securities	$1,254	$1,254
Long-term investment securities at fair value (1)	3,073	3,127
PropTech investments at cost	6,400	6,400
PropTech investments under equity method	617	619
Total investments	11,344	11,400
Less PropTech current convertible trading debt securities (2)	—	1,254
Less PropTech investments accounted for under the equity method (3)	617	619
Total long-term investments	$10,727	$9,527
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These amounts are included in “Other current assets” on the condensed consolidated balance sheets.
(3) These amounts are included in “Equity-method investments” on the condensed consolidated balance sheets.
Net realized and unrealized losses recognized on long-term investment securities were as follows:

	Three Months Ended
	March 31,
	2025	2024
Net unrealized (losses) gains recognized on long-term investments at fair value	$(121)	$89
Net gains (losses) recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	78	(480)
Net realized and unrealized losses recognized on long-term investment securities	$(43)	$(391)
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The remaining convertible note matures in February 2027.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized (losses) gains recognized in net loss on long-term investment securities at fair value during the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended
	March 31,
	2025	2024
Net unrealized (losses) gains recognized on long-term investments at fair value	$(121)	$89
The Company has unfunded commitments of $520 related to long-term investment securities at fair value as of March 31, 2025.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies as of March 31, 2025. The total carrying value of equity securities without readily determinable fair values that do not qualify for the NAV practical expedient was $6,400 as of March 31, 2025, and as of December 31, 2024. The Company did not record an impairment expense for the three months ended March 31, 2025. The Company recorded an impairment expense of $489 for the three months ended March 31, 2024. The impairment was included in “Investment and other losses” on the condensed consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6. EQUITY METHOD INVESTMENTS
Equity method investments consisted of the following:

	March 31, 2025	December 31, 2024
Ancillary services ventures	$2,022	$2,020
At March 31, 2025, the Company’s ownership percentages in these investments ranged from 5.4% to 50.0%. Due to the Company’s ability to exercise significant influence, but not control, the Company applies the equity method of accounting for these investments.

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

Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was $2,022 as of March 31, 2025.

7.    NOTES PAYABLE AND OTHER OBLIGATIONS
Notes payable and other obligations consisted of:

	March 31, 2025	December 31, 2024
Convertible Notes, net of unamortized discount of $16,683 and $17,330	$33,317	$32,670
Aggregate carrying value	$33,317	$32,670
*The fair value of the derivatives embedded within the 7.0% Convertible Note ($30,999 at March 31, 2025 and $30,253 at December 31, 2024, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.
7.0% Convertible Notes due 2029:
On July 2, 2024, the Company, Alter Domus (US) LLC, as collateral agent, and entities (the “Purchasers”) advised or managed by Kennedy Lewis Investment Management LLC entered into a Securities Purchase Agreement, pursuant to which the Company agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, $50,000 aggregate principal amount of the Company’s newly issued senior secured convertible promissory notes due July 2, 2029 (the “Convertible Notes”) in a private placement transaction in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company intends to use the net proceeds from the sale of the Convertible Notes for general corporate purposes. The issuance and sale of the Convertible Notes contemplated by the Purchase Agreement were consummated on July 2, 2024.
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

The Purchase Agreement also contains certain affirmative and negative covenants (including restrictions on the Company’s ability to incur indebtedness, permit liens, make dividends or distributions, consummate investments and consummate certain affiliate transactions). In addition, pursuant to the Purchase Agreement, if the Company’s Condensed Consolidated Adjusted EBITDA (as defined in the Purchase Agreement) for any two consecutive fiscal quarters from and after the fiscal quarter commencing July 1, 2024 is less than $0, the Company will be required to maintain Liquidity (as defined in the Purchase Agreement) of at least $20,000 as of the end of each calendar month until such time as the Company’s Condensed Consolidated Adjusted EBITDA is greater than $0 at the end of any subsequent fiscal quarter. The Company was in compliance with all covenants as of March 31, 2025.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Embedded Derivatives on the Convertible Debt:
The Company determined that the conversion feature meets the definition of a derivative liability. The Company separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. In accordance with authoritative guidance on accounting for derivatives and hedging, the Company has bifurcated these embedded derivatives and estimated the fair value of the embedded derivative liability based on a third-party valuation. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method. Changes to the fair value of these embedded derivatives are reflected quarterly in the Company’s condensed consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivatives is contingent on changes in interest rates, the Company’s stock price, stock price volatility, and the Company’s dividend yield over the term of the debt.
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s convertible debt is as follows:

	Three Months Ended
	March 31,
	2025	2024
Convertible Notes	$534	$—
Interest expense associated with embedded derivatives	$534	$—
A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Three Months Ended
	March 31,
	2025	2024
Convertible Notes	$746	$—
Loss on changes in fair value of derivatives embedded within convertible debt	$746	$—
Fair Values of Notes Payable and Other Obligations:
The estimated fair value of the Company’s notes payable has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.
The estimated fair value of the Company’s notes payable is as follows:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$33,317	$39,389	$32,670	$41,002
Notes payable and other obligations	$33,317	$39,389	$32,670	$41,002
Notes payable and other obligations are recorded on the condensed consolidated balance sheets at amortized cost. The determinations of fair values disclosed above would be classified as Level 3 under the fair value hierarchy disclosed in Note 10 if such liabilities were recorded on the condensed consolidated balance sheets at fair value.
Letters of Credit:
As of March 31, 2025 and December 31, 2024, the Company had outstanding $2,990 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.    CONTINGENCIES
The Company is involved in litigation in the normal course of its business and otherwise. Some claims are covered by the Company’s insurance policies in excess of any applicable retention. Other claims are not covered by the Company’s insurance policies, and the Company seeks contribution toward the payment of costs and expenses from agents for non-covered claims when applicable pursuant to the Company’s agent policies. The Company believes that the resolution of ordinary course matters will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
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

After preliminary approval, the Company obtained stays of the remaining actions against it, other than the Lutz case described below. The final approval hearing for the settlement took place on October 31, 2024, and on November 4, 2024, the Settlement Agreement received final court approval and became effective as of that date.

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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

While most of the industry-wide antitrust class action lawsuits launched by plaintiffs on behalf of a putative class of home sellers have been settled (although appeals challenging the settlements are still pending), including those against the Company, certain suits launched by plaintiffs on behalf of a putative class of home buyers are still pending. In November 2023, individual plaintiffs filed an action on behalf of a putative national class of home buyers from 1996 to the present in the Northern District of Illinois against certain real estate brokerage firms (the “Batton II case”), including the Company, alleging anticompetitive behavior similar to the now resolved Gibson case. In June 2024, plaintiffs voluntarily dismissed this action against the Company without prejudice. However, on June 11, 2024, plaintiffs’ counsel from the Batton II case added the Company as a defendant in the Lutz case pending in the United States District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM). This case was brought by individual plaintiffs who filed an action on behalf of a putative national class of home buyers from December 1996 through the present against certain real estate brokerage firms, now including the Company, alleging anticompetitive behavior in violation of federal antitrust laws, state antitrust and consumer protection laws, as well as asserting an unjust enrichment claim. The allegations and claims in the Lutz case are similar to the Batton II case. As this case was brought by a putative national class of home buyers, it is not subsumed within the Settlement Agreement resolving the antitrust actions brought by home sellers against the Company, except to the extent that the class includes home buyers who also are part of the home sellers settling class referenced above that released their claims as home buyers. The Company has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes for these industry-wide home buyer antitrust class action lawsuits as management concluded that it is not probable that a loss has been incurred and is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending industry-wide home buyer antitrust class action lawsuits.

Two real estate salespersons formerly associated with the Company as independent contractors, have, together or separately, been named as defendants in multiple complaints by women accusing them of sexual assault and related wrongdoing, and face criminal charges related to similar alleged conduct. Recently, the Company and its former Chief Executive Officer were named as defendants in one of these lawsuits. Plaintiffs have brought claims against the Company under the New York Gender-Motivated Violence Act and sex trafficking, negligence, and negligent hiring, retention, and supervision claims. The Company denies liability and intends to defend vigorously against these claims. The Company is aware that other claims may be asserted against it and possibly against certain former Company leadership arising out of matters related to the two former real estate salespersons.
Litigation is subject to uncertainty, and it is possible that there could be adverse developments in pending cases or that more cases, including antitrust lawsuits, could be commenced. With the commencement of any new case, the defense costs and the risks relating to the unpredictability of litigation increase. Legal defense costs are expensed as incurred. Management reviews on a quarterly basis with counsel all pending litigation and evaluates the probability of a loss being incurred and whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation. The Company is unable to reasonably estimate the financial impact of these litigation matters. For the three months ended March 31, 2025 and 2024, the Company incurred legal expenses and costs totaling $4,359 and $1,951 (which are included within “General and administrative expenses” on the consolidated statements of operations), respectively. The Company’s condensed consolidated financial position, results of operations or cash flows could be materially adversely affected from an unfavorable outcome in, or settlement of, any of these matters.
Accounting Policy. The Company and its subsidiaries record provisions in their condensed consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

9.    INCOME TAXES
The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company did not record a provision for income taxes during the three months ending March 31, 2025 because it has established a valuation allowance for the full amount of the deferred tax assets. During the three months ending March 31, 2024, the Company analyzed the likelihood of utilizing its deferred tax assets and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result the Company established a valuation allowance for the full amount of the deferred tax assets and recorded a charge of $977 in addition to state income tax expense of $218.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of March 31, 2025
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$86,559	$86,559	$—	$—
U.S. treasury bills (2)	43,368	43,368	—	—
Certificates of deposit (3)	507		507	—
Long-term investments
PropTech convertible trading debt securities	1,254			1,254
Long-term investment securities at fair value (4)	3,073	—	—	—
Total long-term investments	4,327	—	—	1,254
Total assets	$134,761	$129,927	$507	$1,254

Liabilities:
Fair value of derivatives embedded within convertible debt	30,999	—	—	30,999	(746)
Total liabilities	$30,999	$—	$—	$30,999	$(746)
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $6,131 that is included in current restricted cash and cash equivalents and $2,483 that is included in non-current restricted assets within Other assets.
(2)$43,368 included in Cash and cash equivalents.
(3)$345 included in other current assets and $162 included in other assets on the condensed consolidated balance sheets.
(4)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$85,535	$85,535	$—	$—
U.S. treasury bills (2)	52,744	52,744	—	—
Certificates of deposit (3)	507	—	507	—
PropTech convertible trading debt securities	1,254	—	—	1,254
Long-term investments
Long-term investment securities at fair value (4)	3,127	—	—	—
Total long-term investments	3,127	—	—	—
Total assets	$143,167	$138,279	$507	$1,254

Liabilities:
Fair value of derivatives embedded within convertible debt	30,253	—	—	30,253	(14,978)
Total liabilities	$30,253	$—	$—	$30,253	$(14,978)

Nonrecurring fair value measurements
Long-term investments (5)	$—			$—	$(489)
	$—			$—	$(489)
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $4,081 that is included in current restricted assets and $2,483 that is included in non-current restricted assets within Other assets.
(2)$42,940 included in Cash and cash equivalents and $9,804 included in investment securities at fair value.
(3)$345 included in other current assets and $162 included in other assets on the condensed consolidated balance sheets.
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
The fair value of derivatives embedded within the convertible debt and the fair value of the convertible debt itself was derived using a binomial lattice valuation model. These derivatives have been classified as Level 3. Changes in the fair value of the derivatives embedded with the convertible debt are presented in the condensed consolidated statements of operations. The value of the embedded derivatives is contingent on changes in interest rates, the Company’s stock price, stock price volatility, and the Company’s dividend yield. The Company’s stock price, volatility, and dividend yield are based on market observable inputs. The interest rate component of the value of the note is computed by calibrating the yield as of the issuance date, such that the value of the convertible note is equal to the principal net of the original issue discount. This yield is adjusted by the change in spreads from the discount curve equivalent to the Company’s implied credit rating.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company did not record a change in the fair value of the Level 3 assets during the three months ended March 31, 2025.

The changes in the fair value of the Level 3 liabilities as of March 31, 2025 were as follows:

2025
Balance as of January 1	$30,253
Change in fair value of derivatives embedded within convertible debt	746
Balance as of March 31	$30,999

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows as of March 31, 2025:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	March 31, 2025	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,254	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2027
			Volatility	44.29%
			Discount rate	27.85%

Fair value of derivatives embedded within convertible debt	$30,999	Binomial Lattice Model	Assumed annual stock dividend	—%
			Assumed annual cash dividend	—%
			Stock price	1.72
			Volatility	50%
			Risk-free rate	3.86%
			Implied credit spread	9.91%

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows as of December 31, 2024:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2024	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,254	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2025
			Volatility	46.82%
			Discount rate	25.65%

Fair value of derivatives embedded within convertible debt	$30,253	Binomial Lattice Model	Assumed annual stock dividend	—%
			Assumed annual cash dividend	—%
			Stock price	1.67
			Volatility	50%
			Risk-free rate	4.36%
			Implied credit spread	8.06%
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2025 and December 31, 2024.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.    SEGMENT INFORMATION
Prior to January 1, 2025 (including, for the three months ended March 31, 2024 and year ended December 31, 2024), the Company’s reportable segments were Real Estate Brokerage and Corporate Activities and Other, which consisted of the operations of our holding company which included the Company’s investment business that invests in select PropTech opportunities through our New Valley Ventures subsidiary. Effective on January 1, 2025, the Company is now managed as a single operating and reporting segment.
Previous reportable segments were recast because our chief executive officer (“CEO”), who became CEO in October 2024 and acts as the chief operating decision maker (“CODM”), began reviewing the operating performance of the Company as a whole, instead of on a segment basis as was done prior to January 1, 2025.
Furthermore, the CODM now evaluates the operating results and revenue of the Company as total real estate services, including PropTech investments, to make decisions. This change led to revisions in the nature and substance of information regularly provided to and used by the CODM and served to align our reported results to evaluate the performance of our businesses and related trends. The CODM uses and compares results, which includes operating loss and investment and other income, to prior periods and, based on these results, assesses performance and identifies trends of ongoing operations.
As the Company is now managed as a single operating and reportable segment, the measure of segment profit or loss is the condensed consolidated net loss. The measure of segment assets is reported on the Company’s condensed consolidated balance sheets.
As a result, beginning in the first quarter of 2025, the Company began to report our financial results as a single reportable segment. Presentation of the Company’s financial information for the three months ended March 31, 2025 and 2024, and year ended December 31, 2024 is reported as one segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Prior period information has been recast to conform to the current presentation.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company’s revenue and expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
Total Revenue	$253,403	$200,239

Operating expenses:
Real estate agent commissions	186,525	149,016
Sales and marketing	19,739	21,298
Operations and support	17,728	18,799
General and administrative	27,325	27,016
Technology	5,535	5,843
Depreciation and amortization	1,900	1,981
Antitrust litigation settlement expense	—	17,750
Operating loss	(5,349)	(41,464)
Other income (expenses):
Interest expense	(1,530)	(7)
Interest income	1,361	1,383
Equity in earnings (losses) from equity-method investments	2	(11)
Change in fair value of derivative embedded within convertible debt	(746)	—
Investment and other losses	(22)	(391)
Loss before provision for income tax	(6,284)	(40,490)
Income tax expense	—	1,195
Net loss	(6,284)	(41,685)
Net loss attributed to non-controlling interest	299	210
Net loss attributed to Douglas Elliman Inc.	$(5,985)	$(41,475)
For the three months ended March 31, 2025, $1,770 of stock-based compensation is included within General and administrative expenses and $265 is included within Operations and support expenses on the condensed consolidated statements of operations.
For the three months ended March 31, 2024, $3,099 of stock-based compensation is included within General and administrative expenses and $256 is included within Operations and support expenses on the condensed consolidated statements of operations.

The Company’s identifiable assets and capital expenditures for March 31, 2025 and December 31, 2024 were as follows:

Total
Three Months Ended March 31, 2025
Identifiable assets	$493,943
Capital expenditures	$1,034

Year Ended December 31, 2024
Identifiable assets	$493,888
Capital expenditures	$5,534

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $30,043 and $37,967 as of March 31, 2025 and December 31, 2024, respectively, and corresponding escrow funds in holding of the same amount. These deposits are not assets of Portfolio Escrow Inc., the subsidiary of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts or Stated Otherwise)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Audited Consolidated Financial Statements as of and for the year ended December 31, 2024 and Notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period ended March 31, 2025. Any forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Any forward-looking statements are subject to several important factors, including those factors discussed under “Risk Factors” in our 2024 Annual Report and this Quarterly Report and “Special Note on Forward-Looking Statements,” that could cause our actual results to differ materially from those indicated in such forward-looking statements. References to “Douglas Elliman” or “Company” refer to Douglas Elliman Inc. Certain references to “Douglas Elliman Realty” refer to the Company’s residential real estate brokerage business, including the operations of Douglas Elliman Realty, LLC and Douglas Elliman of California Inc., unless otherwise specified.

Overview
Douglas Elliman Realty operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Texas, Colorado, Nevada, Massachusetts, Connecticut, Maryland, Virginia, Washington, D.C., Arizona, New Hampshire and Michigan. We also operate our investment business that invests in select PropTech opportunities through our New Valley Ventures subsidiary.

Change in Reportable Segments
We now manage our business as a single business segment. Therefore, prior business segments were recast because our Chief Executive Officer, who became CEO in October 2024 and acts as the Chief Operating Decision Maker, or CODM, began reviewing the operating performance of our business as a whole, instead of on a segment basis as was done prior to January 1, 2025.
Furthermore, the CODM now evaluates the operating results and revenue of our business as total real estate services to make decisions. As a result of this change, the nature and substance of information regularly provided to and used by the CODM have been revised. The CODM uses and compares results, which include operating loss and investment and other income, to prior periods and, based on these results, assesses business performance and identifies trends of ongoing operations on a consolidated basis.
As a result, beginning in the first quarter of 2025, our business began to report our financial results as a single reportable segment. Presentation of our financial information for the three months ended March 31, 2025 and 2024, and year ended December 31, 2024 is reported as one segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Prior period information has been recast to conform to the current presentation.

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman, Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the last twelve months ended March 31, 2025 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

Key Business Metrics

	Last twelve months ended	Three months ended March 31,		Year ended December 31, 2024
	March 31, 2025	2025	2024
Key Business Metrics
Total transactions (1)	22,212	4,908	4,477	21,781
Gross transaction value (in billions) (2)	$39.1	$9.9	$7.1	$36.4
Average transaction value per transaction (in thousands) (3)	$1,761.4	$2,016.4	$1,595.1	$1,669.6
Number of Principal Agents (4)	4,763	4,763	5,095	5,264
Annual Retention (5)	87%	N/A	N/A	89%
Net loss attributed to Douglas Elliman Inc.	$(40,826)	$(5,985)	$(41,475)	$(76,316)
Net loss margin	(3.89)%	(2.36)%	(20.71)%	(7.67)%
Adjusted EBITDA attributed to Douglas Elliman	$1,571	$1,108	$(18,246)	$(17,783)
Adjusted EBITDA attributed to Douglas Elliman Margin	0.15%	0.44%	(9.11)%	(1.79)%
_____________________________
(1)We calculate total transactions by taking the sum of all transactions closed that our agent represented the buyer or seller in the purchase or sale of a home (excluding rental transactions). We include a single transaction twice when one or more of our agents represent both the buyer and seller in any given transaction.
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

Non-GAAP Financial Measures
Adjusted EBITDA attributed to Douglas Elliman is a non-GAAP financial measure. Adjusted EBITDA attributed to Douglas Elliman Margin is the quotient of (x) Adjusted EBITDA attributed to Douglas Elliman divided by (y) revenue. Last twelve months financial measures are non-GAAP financial measures that are calculated by reference to the trailing four-quarter performance for the relevant metric.
We believe that Non-GAAP Financial Measures are important measures that supplement analysis of our results of operations and enhance an understanding of our operating performance. We believe Non-GAAP Financial Measures provide a useful measure of operating results unaffected by non-recurring items, differences in capital structures and ages of related assets among otherwise comparable companies. Management uses Non-GAAP Financial Measures as measures to review and assess the operating performance of our business, and management and investors should review both the overall performance (GAAP net income) and the operating performance (Non-GAAP Financial Measures) of our business. While management considers Non-GAAP Financial Measures to be important, they should be considered in addition to, but not as substitutes for or superior to, other measures of financial performance prepared in accordance with GAAP, such as operating income, and net income. In addition, Non-GAAP Financial Measures are susceptible to varying calculations and our measurement of Non-GAAP Financial Measures may not be comparable to those of other companies.
Reconciliations of these non-GAAP measures are provided in the table below (in thousands).

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Last twelve months ended	Three months ended March 31,		Year ended December 31, 2024
	March 31, 2025	2025	2024
Net loss attributed to Douglas Elliman Inc.	$(40,826)	$(5,985)	$(41,475)	$(76,316)
Interest expense	4,462	1,530	7	2,939
Interest income	(5,511)	(1,361)	(1,383)	(5,533)
Income tax (benefit) expense	(78)	—	1,195	1,117
Net loss attributed to non-controlling interest	(775)	(299)	(210)	(686)
Depreciation and amortization	7,655	1,900	1,981	7,736
EBITDA	(35,073)	(4,215)	(39,885)	(70,743)
Stock-based compensation (a)	5,254	2,035	3,355	6,574
Equity in (earnings) losses from equity method investments (b)	(49)	(2)	11	(36)
Change in fair value of derivatives embedded within convertible debt	15,724	746	—	14,978
Litigation, settlement and related settlement expenses (c)	16,836	1,898	18,395	33,333
Executive severance and separation expense (d)	2,420	410	—	2,010
Restructuring	1,041	—	—	1,041
Other, net	(5,658)	22	391	(5,289)
Adjusted EBITDA	495	894	(17,733)	(18,132)
Adjusted EBITDA attributed to non-controlling interest	431	214	132	349
Adjusted EBITDA attributed to Douglas Elliman	$926	$1,108	$(17,601)	$(17,783)
_____________________________
(a)Represents amortization of stock-based compensation. For the last twelve months ended March 31, 2025, $4,181 of stock-based compensation is included within General and administrative expenses and $1,073 is included within Operations and support expenses on the condensed consolidated statements of operations. For the three months ended March 31, 2025, $1,770 of stock-based compensation is included within General and administrative expenses and $265 is included within Operations and support expenses on the condensed consolidated statements of operations. For the three months ended March 31, 2024, $3,099 of stock-based compensation is included within General and administrative expenses and $256 is included within Operations and support expenses on the condensed consolidated statements of operations. For the year ended December 31, 2024, $5,510 of stock-based compensation is included within General and administrative expenses and $1,064 is included within Operations and support expenses on the consolidated statements of operations.
(b)Represents equity in (earnings) losses recognized from our investment in an equity method investment that is accounted for under the equity method and is not consolidated in our financial results.
(c)Represents unusual litigation expense, settlement and related expenses incurred in connection with industry-wide antitrust class action lawsuits and other matters related to employees and agents. For the last twelve months and three months ended March 31, 2025, $16,836 and $1,898 are included within General and administrative expenses on the condensed consolidated statements of operations, respectively. For the three months ended March 31, 2024, we incurred such expenses of $18,395 with $645 being included in General and administrative expenses and $17,750 being included in Antitrust litigation settlement expense in the condensed consolidated statement of operations. For the year ended December 31, 2024, we incurred unusual litigation expense, settlement and related expenses of $33,333 with $15,583 being included in General and administrative expenses and $17,750 being included in Antitrust litigation settlement expense on the consolidated statement of operations.
(d)     For the last twelve months and three months ended March 31, 2025, $2,420 and $410 are included within General and administrative expenses on the condensed consolidated statement of operations, respectively. For the year ended December 31, 2024, $2,010 is included within General and administrative expenses on the consolidated statement of operations.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.
The primary components of our operating expenses, the changes, which are described in the following discussion of our results of operations, are summarized below:
•Sales and marketing. Sales and marketing expense consists primarily of marketing and advertising expenses, compensation and other personnel-related costs for employees supporting sales, marketing, expansion and related functions, occupancy-related costs and agent acquisition incentives.

•Operations and support. Operations and support expense consists primarily of compensation and other personnel-related costs for employees supporting agents, third-party consulting and professional services costs (not included in general and administrative or technology), commissions related to escrow transactions, fair value adjustments to contingent consideration for our acquisitions and other related expenses.

•General and administrative. General and administrative expense consists primarily of compensation, stock-based compensation expense and other personnel-related costs for administrative employees, including executives, finance and accounting, legal, human resources, communications, property management and escrow services as well as the occupancy costs for our headquarters and other offices supporting our administrative functions and, for the three months ended March 31, 2024, transition service fees paid to our former parent, Vector Group, for the use of office space and employees, professional services fees for legal and finance, insurance expenses and talent acquisition expenses.

•Technology. Technology expense consists primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses of PropTech and other related expenses associated with the implementation of our technology initiatives.

Three months ended March 31, 2025 Compared to Three months ended March 31, 2024
As discussed above, effective on January 1, 2025, we began to report our financial results as a single operating and reportable segment. Therefore, the presentation of our business’s financial information for the three months ended March 31, 2025 and 2024 will be reported as one segment. For more information, see Note 11. “Segment Information” to our condensed consolidated financial statements.

The following table sets forth our revenue and operating loss for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Revenue	$253,403	$200,239

Operating expenses:
Real estate agent commissions	$186,525	$149,016
Sales and marketing	19,739	21,298
Operations and support	17,728	18,799
General and administrative	27,325	27,016
Technology	5,535	5,843
Depreciation and amortization	1,900	1,981
Antitrust litigation settlement expense	—	17,750
Operating loss	(5,349)	(41,464)
Other (expense) income	(935)	974
Loss before provision for income taxes	(6,284)	(40,490)
Income tax expense	—	1,195
Net loss	(6,284)	(41,685)
Net loss attributed to non-controlling interest	299	210
Net loss attributed to Douglas Elliman Inc.	$(5,985)	$(41,475)

Revenues. Our revenues were $253,403 for the three months ended March 31, 2025 compared to $200,239 for the three months ended March 31, 2024. The $53,164 increase in revenues was primarily due to higher commissions and other brokerage income, driven by an increased number of transactions and higher transaction values from existing home sales in both the New York City and Florida markets compared to the 2024 period.
Our revenues from commission and other brokerage income totaled $241,143 for the three months ended March 31, 2025, compared to $188,265 for the three months ended March 31, 2024, representing an increase of $52,878. In 2025, our commission and other brokerage income from existing homes sales increased by $16,977 in New York City, $11,769 in the Florida market, $8,409 in the Northeast region (excluding New York City), and $1,143 in the West region. Additionally, our revenues from Development Marketing increased by $14,580, primarily related to the Florida market during the 2025 period compared to 2024.
Operating expenses. Our operating expenses were $258,752 for the three months ended March 31, 2025, compared to $241,703 for the three months ended March 31, 2024. The $17,049 increase was primarily due to higher real estate brokerage commissions of $37,509 resulting from increased revenues, partially offset by lower operating expenses, mainly related to a $17,750 litigation settlement incurred in 2024.
Real Estate Agent Commissions. As a result of increased commissions and other brokerage income, our real estate agent commissions expense was $186,525 for the three months ended March 31, 2025, compared to $149,016 for the three months ended March 31, 2024, representing an increase of $37,509, or 25.2%. Real estate agent commissions expense as a percentage of revenues decreased to 73.6% for the three months ended March 31, 2025, compared to 74.4% for the three months ended March 31, 2024. This decline was primarily driven by a higher percentage of commission revenues derived from the Development Marketing division as well as existing home sales in the New York City region, which generally pay lower commission rates than those generated in the Southeast (Florida) and West regions.
Sales and Marketing. Sales and marketing expenses were $19,739 for the three months ended March 31, 2025, compared to $21,298 for the three months ended March 31, 2024.
Operations and support. Operations and support expenses were $17,728 for the three months ended March 31, 2025, compared to $18,799 for the three months ended March 31, 2024.
General and administrative. General and administrative expenses were $27,325 for the three months ended March 31, 2025, compared to $27,016 for the three months ended March 31, 2024.
Technology. Technology expenses were $5,535 for the three months ended March 31, 2025, compared to $5,843 for the three months ended March 31, 2024.

Operating loss. Operating loss was $5,349 for the three months ended March 31, 2025, compared to $41,464 for the three months ended March 31, 2024. The $36,115 decrease in operating loss was primarily due to increased revenues and reduced operating expenses, partially offset by higher commission expenses and the $17,750 litigation settlement.
Other (expense) income. Other expense was $935 for the three months ended March 31, 2025, compared to other income of $974 for the three months ended March 31, 2024. For the three months ended March 31, 2025, other expense primarily consisted of interest expense of $1,530, a $746 loss from changes in the fair value of the derivative embedded within convertible debt, and net losses realized on investment securities of $22. These were partially offset by interest income of $1,361.
Loss before provision for income taxes. Loss before income taxes was $6,284 for the three months ended March 31, 2025, and $40,490 for the three months ended March 31, 2024.
Income tax expense. There was no income tax expense for the three months ended March 31, 2025. The income tax expense for the three months ended March 31, 2024 was $1,195.
We calculate our provision for income taxes based upon our estimate of the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We did not record an income tax provision for the three months ending March 31, 2025 because we have established a valuation allowance for the full amount of the deferred tax assets. During the three months ending March 31, 2024, we analyzed the likelihood of utilizing our deferred tax assets and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result we established a valuation allowance for the full amount of the deferred tax assets and recorded a charge of $977. We refine annual estimates as current information becomes available.
Summary of PropTech Investments
As of March 31, 2025, New Valley Ventures had investments (at a carrying value) of approximately $11,344 in PropTech companies. This amounts to approximately 2% of the value of Douglas Elliman’s total assets, which totaled approximately $494 million as of March 31, 2025.

Liquidity and Capital Resources
Cash, cash equivalents and restricted cash increased by $3,164 to $145,385, which included $8,614 of restricted cash, during the three months ended March 31, 2025. This compares to a decrease of $29,449, to $100,068, which included restricted cash of $8,617, during the three months ended March 31, 2024.
Cash used in operations was $5,617 for the three months ended March 31, 2025, compared to $27,291 for the three months ended March 31, 2024. The decline in the cash used in the 2025 period was attributable to a lower operating loss and favorable changes in working capital, primarily due to increases in other current liabilities. This was partially offset by the absence of income tax refunds and the $17,750 litigation settlement in the three months ended March 31, 2025.

Cash provided by investing activities was $8,781 for the three months ended March 31, 2025, compared to cash used in investing activities of $2,158 for the three months ended March 31, 2024. For the three months ended March 31, 2025, cash provided by investing activities was comprised of the proceeds from sale of short-term investments of $54,416 and proceeds from the sale of investments of $78 in our PropTech business. These inflows were partially offset by the purchase of short-term investments of $44,612, long-term investments of $67, and capital expenditures of $1,034. For the three months ended March 31, 2024, cash used in investing activities was comprised of capital expenditures of $2,081 and the purchase of investments of $85 in our PropTech business. This was partially offset by distributions of $8 from our investments in equity securities.
Our investment philosophy is to maximize return on investments by seeking reasonable expectations for return when investing in equity-method investments and PropTech investments, as well as when making capital expenditures.
We continue to evaluate our capital structure and current market conditions related to our capital structure. We may acquire, or seek to acquire, additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make other revisions to our capital structure, including, if authorized by our Board of Directors and holders of our Convertible Notes, the repurchase of our common stock in open market transactions. These initiatives may limit our liquidity otherwise available.
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
Litigation is subject to uncertainty and it is possible that there could be adverse developments in pending and other cases, including antitrust lawsuits.
Management cannot predict the cash requirements related to any future settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against our business or the costs of defending such cases. It is possible that our consolidated financial position, results of operations or cash flows in any future period could be materially adversely affected by an unfavorable outcome in any such litigation. For more information, see Note 8. “Contingencies” to our condensed consolidated financial statements.
We had cash and cash equivalents of approximately $136,771 as of March 31, 2025 and, in addition to any cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, together with expected cash flows from our operations and proceeds from any available financings, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through mergers, asset purchases, stock acquisitions, or other means, or pursue other investments, which could limit the liquidity otherwise available to us.

On July 2, 2024, we issued Convertible Notes due 2029 in the aggregate principal amount of $50,000. The Convertible Notes bear interest at a rate of 7.0% per annum, payable in cash, or, at our election, 8.0% per annum paid in kind, due semi-annually. For more information, see Note 7. “Notes Payable and Other Obligations” to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2025, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of March 31, 2025, we had outstanding approximately $2,990 of letters of credit, which are collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.
As a service to its customers, Portfolio Escrow Inc., a subsidiary of Douglas Elliman, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $30,043 and $37,967 as of March 31, 2025 and December 31, 2024, respectively, and corresponding escrow funds in holding of the same amount. These deposits are not assets of Portfolio Escrow Inc., the subsidiary of Douglas Elliman (and, therefore, are excluded from the accompanying condensed consolidated balance sheets).

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
New Accounting Pronouncements
Refer to Note 1. “Summary of Significant Accounting Policies” to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation
There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Annual Report.

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
Forward-looking statements involve important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, including due to macroeconomic conditions, interest rate fluctuations, inflation, acts of war and terrorism or otherwise,

•governmental regulations and policies, including with respect to regulation of the real estate market or monetary and fiscal policy and its effect on overall economic activity, in particular, mortgage interest rates,
•the impact of enacted and proposed tariffs and other trade policies, and related uncertainties in the global economy resulting from such policies,
•the impacts of banks not honoring the escrow and trust deposits held by our subsidiaries,

•litigation risks, the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises (and responses to them),
•the impacts of the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017, including the continued impact on the markets of our business,
•effects of industry competition, severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity,
•the tax-free treatment of the Distribution,
•the failure of Vector Group to satisfy its respective obligations under the agreements entered into in connection with the Distribution, and
•the additional factors described under “Risk Factors” in our 2024 Annual Report filed with the Securities and Exchange Commission as updated in this report.
Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our 2024 Annual Report filed with the Securities and Exchange Commission.
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

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Reference is made to Note 8. “Contingencies” to our condensed consolidated financial statements, incorporated herein by reference, which contains a general description of certain legal proceedings to which we or our subsidiaries are a party.

ITEM 1A.         RISK FACTORS

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No equity securities of ours which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) have been issued or sold by us during the three months ended March 31, 2025. In addition, we did not repurchase any of our equity securities during the three months ended March 31, 2025.
ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

In the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

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

_____________________________
**    Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
Date:	May 6, 2025