Form 10-Q
period 2025-06-30
Douglas Elliman Inc.
filed 2025-08-05
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2025

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
☐ Yes ☒ No
    At August 1, 2025, Douglas Elliman Inc. had 88,708,101 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2025	December 31, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$136,334	$135,657
Investment securities at fair value	—	9,804
Receivables	20,728	19,598
Agent receivables, net	9,896	7,871
Restricted cash and cash equivalents	5,892	4,081
Other current assets	19,584	19,054
Total current assets	192,434	196,065
Property and equipment, net	36,016	37,700
Operating lease right-of-use assets	91,459	100,491
Long-term investments (includes $4,283 and $3,127 at fair value)	10,683	9,527
Contract assets, net	44,934	37,123
Goodwill	32,230	32,230
Other intangible assets, net	71,981	72,307
Equity-method investments	2,219	2,020
Other assets	7,047	6,425
Total assets	$489,003	$493,888
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liabilities	$21,394	$21,672
Current portion of antitrust litigation settlement	5,000	—
Accounts payable	3,109	3,056
Income taxes payable, net	81	—
Commissions payable	22,317	20,452
Accrued salaries and benefits	5,795	8,296
Contract liabilities	14,145	18,225
Other current liabilities	25,024	20,456
Total current liabilities	96,865	92,157
Notes payable and other obligations less current portion	33,982	32,670
Fair value of derivative embedded within convertible debt	47,968	30,253
Non-current operating lease liabilities	91,714	101,935
Contract liabilities	74,779	63,765
Antitrust litigation settlement	5,000	10,000
Other liabilities	1,106	683
Total liabilities	351,414	331,463
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 88,723,101 and 88,853,150 shares issued and outstanding	887	889
Additional paid-in capital	289,242	285,167
Accumulated deficit	(152,526)	(123,868)
Total Douglas Elliman Inc. stockholders' equity	137,603	162,188
Non-controlling interest	(14)	237
Total stockholders' equity	137,589	162,425
Total liabilities and stockholders' equity	$489,003	$493,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Commissions and other brokerage income	$258,016	$272,313	$499,159	$460,578
Property management	10,465	9,694	19,957	18,741
Other ancillary services	2,885	3,744	5,653	6,671
Total revenues	271,366	285,751	524,769	485,990

Expenses:
Real estate agent commissions	204,594	216,457	391,119	365,473
Sales and marketing	20,069	22,153	39,808	43,451
Operations and support	17,775	17,999	35,503	36,798
General and administrative	26,177	24,855	53,502	51,871
Technology	5,766	5,433	11,301	11,276
Depreciation and amortization	2,219	1,929	4,119	3,910
Antitrust litigation settlement expense	—	—	—	17,750
Restructuring	298	598	298	598
Operating loss	(5,532)	(3,673)	(10,881)	(45,137)

Other income (expenses):
Interest expense	(1,545)	(7)	(3,075)	(14)
Interest income	1,259	1,055	2,620	2,438
Equity in earnings (losses) from equity-method investments	199	(2)	201	(13)
Change in fair value of derivative embedded within convertible debt	(16,969)	—	(17,715)	—
Investment and other (losses) gains	(37)	1,020	(59)	629
Loss before provision for income taxes	(22,625)	(1,607)	(28,909)	(42,097)
Income tax expense	—	173	—	1,368

Net loss	(22,625)	(1,780)	(28,909)	(43,465)

Net (income) loss attributed to non-controlling interest	(48)	116	251	326

Net loss attributed to Douglas Elliman Inc.	$(22,673)	$(1,664)	$(28,658)	$(43,139)

Per basic common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.27)	$(0.02)	$(0.34)	$(0.52)

Per diluted common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.27)	$(0.02)	$(0.34)	$(0.52)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of April 1, 2025	88,737,838	$888	$287,203	$(129,853)	$(62)	$158,176
Net (loss) income	—	—	—	(22,673)	48	(22,625)
Restricted stock grants	309,915	3	(3)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(35,590)	(1)	(85)	—	—	(86)
Restricted stock grant cancelled	(289,062)	(3)	3	—	—	—
Stock-based compensation	—	—	2,124	—	—	2,124
Balance as of June 30, 2025	88,723,101	$887	$289,242	$(152,526)	$(14)	$137,589

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of April 1, 2024	91,535,412	$915	$283,223	$(89,027)	$713	$195,824
Net loss	—	—	—	(1,664)	(116)	(1,780)
Restricted stock grants	407,800	4	(4)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(9,921)		(11)	—	—	(11)
Restricted stock grant cancelled	(218,625)	(2)	2	—	—	—
Stock-based compensation	—	—	3,475	—	—	3,475
Balance as of June 30, 2024	91,714,666	$917	$286,685	$(90,691)	$597	$197,508
The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2025	88,853,150	$889	$285,167	$(123,868)	$237	$162,425
Net loss	—	—	—	(28,658)	(251)	(28,909)
Restricted stock grants	309,915	3	(3)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(35,590)	(1)	(85)	—	—	(86)
Restricted stock grant cancelled	(404,374)	(4)	4	—	—	—
Stock-based compensation	—	—	4,159	—	—	4,159
Balance as of June 30, 2025	88,723,101	$887	$289,242	$(152,526)	$(14)	$137,589

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2024	87,925,412	$879	$279,904	$(47,552)	$923	$234,154
Net loss	—	—	—	(43,139)	(326)	(43,465)
Restricted stock grants	4,017,800	40	(40)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(9,921)	—	(11)	—	—	(11)
Restricted stock grants cancelled	(218,625)	(2)	2	—	—	—
Stock-based compensation	—	—	6,830	—	—	6,830
Balance as of June 30, 2024	91,714,666	$917	$286,685	$(90,691)	$597	$197,508

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,909)	$(43,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,119	3,910
Non-cash stock-based compensation expense	4,159	6,830
Loss on sale of assets	177	205
Deferred income taxes	—	977
Net losses (gains) on investment securities	102	(629)
Equity in (earnings) losses from equity-method investments	(201)	13
Non-cash interest expense	1,311	—
Non-cash lease expense	9,779	10,991
Change in fair value of derivative embedded within convertible debt	17,715	—
Provision for credit losses	2,358	2,243
Changes in assets and liabilities:
Receivables	(5,513)	(9,719)
Income taxes, net	81	5,629
Contract assets, net	(4,527)	(6,106)
Operating right-of-use assets and operating lease liabilities, net	(11,246)	(11,737)
Accounts payable and accrued liabilities	6,486	934
Other assets and liabilities	(5,298)	(1,000)
Accrued salary and benefits	(2,501)	(9,543)
Contract liabilities	6,933	14,494
Antitrust litigation settlement	—	10,000
Net cash used in operating activities	(4,975)	(25,973)
Cash flows from investing activities:
Proceeds from sale or liquidation of long-term investments	78	2,523
Proceeds from sale or liquidation of short-term investments	97,677	—
Purchase of short-term investments	(87,873)	—
Purchase of long-term investments	(83)	(185)
Capital expenditures	(2,251)	(2,967)
Net cash provided by (used in) investing activities	7,548	(629)
Cash flows from financing activities:
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(85)	(11)
Net cash used in financing activities	(85)	(11)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,488	(26,613)
Cash, cash equivalents and restricted cash, beginning of period	142,221	129,517
Cash, cash equivalents and restricted cash, end of period	$144,709	$102,904

Supplemental Disclosure of Cash Flow Information:
Interest payments	$1,760	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services and property technology investment business (“PropTech”) and is seeking to acquire or invest in additional real estate services. The condensed consolidated financial statements of Douglas Elliman include the accounts of DER Holdings LLC and DOUG Ventures, LLC (f/k/a New Valley Ventures LLC) (“DOUG Ventures”), a directly and an indirectly wholly owned subsidiary of the Company, respectively. DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc., which are engaged in the residential real estate brokerage business with their subsidiaries. The operations of DOUG Ventures consist of minority investments in innovative and cutting-edge PropTech companies.
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
(b) Principles of Consolidation:
The condensed consolidated financial statements include the assets, liabilities, revenues, expenses and cash flows of DER Holdings LLC and DOUG Ventures as well as all other entities, which Douglas Elliman has a controlling financial interest. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
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
(d) Loss Per Share (“EPS”):
The Company has restricted stock awards which will provide dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The participating securities holders do not participate in the Company’s net losses. There were no outstanding non-participating securities during the three and six months ended June 30, 2025 and 2024. The Company has not paid a cash dividend during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net loss attributed to Douglas Elliman Inc.	$(22,673)	$(1,664)	$(28,658)	$(43,139)
Income attributable to participating securities	—	—	—	—
Net loss available to common stockholders attributed to Douglas Elliman Inc.	$(22,673)	$(1,664)	$(28,658)	$(43,139)
Basic EPS is computed by dividing net loss available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted-average shares for basic and diluted EPS	84,464,283	83,336,516	84,417,308	83,335,308

The following was outstanding during the three and six months ended June 30, 2025 and 2024, but were not included in the computation of diluted EPS because the effect was anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted-average number of shares issuable upon conversion of debt	33,333,333	—	33,333,333	—
Weighted-average conversion price	$1.50	$—	$1.50	$—

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(e) Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Restricted cash amounts in current assets and included in other assets represent cash and cash equivalents required to be deposited into escrow for amounts required for letters of credit related to office leases, and certain deposit requirements for banking arrangements. The restrictions related to the letters of credit will remain in place for the duration of the respective lease. The restrictions related to the banking arrangements will remain in place for the duration of the arrangement.
The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$136,334	$135,657
Restricted cash and cash equivalents in current assets	5,892	4,081
Restricted cash and cash equivalents included in other assets	2,483	2,483
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$144,709	$142,221
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
In the three months ended September 30, 2024, the Company utilized third-party valuation specialists to prepare a quantitative assessment of its goodwill and trademark intangible assets, based on the current market conditions in the residential real estate brokerage industry which did not result in impairment charges related to its goodwill or trademark for the year ended December 31, 2024. The Company performed a qualitative assessment for the three months ended June 30, 2025, which did not result in impairment charges related to its goodwill or trademark. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value and current market conditions continue to deteriorate, additional impairment charges could result in future periods, and such impairment charges could be material.
(g) Related Party Transactions:
Agreements with Vector Group Ltd. (“Vector Group”). The Company paid Vector Group $1,050 and $2,100 under the transition services agreement, dated December 21, 2021, by and between the Company and Vector Group (the “Transition Services Agreement”) during the three and six months ended June 30, 2024, respectively. Additionally, the Company paid Vector Group $1,000 and $1,595 under certain aircraft lease agreements entered into with affiliates of Vector Group (the “Aircraft Lease Agreements”) during the three and six months ended June 30, 2024, respectively. In October 2024 and December 2024, the Aircraft Lease Agreements and Transition Service Agreement, respectively, were terminated.
Real estate commissions. Real estate commissions include commissions of approximately $2,284 and $8,983 for the three and six months ended June 30, 2025, respectively, and $793 and $2,017 for the three and six months ended June 30, 2024, respectively, from projects where the Company has been engaged by certain developers as the sole broker or the co-broker for real estate development projects that Vector Group owns an interest in through its real estate venture investments.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h) Investment and Other (Losses) Gains:
Investment and other (losses) gains consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net losses recognized on PropTech convertible trading debt securities	$(44)	$—	$(44)	$—
Net unrealized (losses) gains recognized on long-term investments at fair value	(15)	39	(136)	128
Net gains recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	—	981	78	501
Other income	22	—	43	—
Investment and other (losses) gains	$(37)	$1,020	$(59)	$629
(i) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income; therefore, no statement of Comprehensive Income is included in the condensed consolidated financial statements.
(j) Subsequent Events:
The Company has evaluated subsequent events through August 5, 2025, the date the financial statements were issued.
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
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended June 30, 2025
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$71,039	$49,789	$72,872	$50,055	$243,755
Commission and other brokerage income - development marketing	6,835	111	5,174	2,141	14,261
Property management revenue	10,273	192	—	—	10,465
Escrow and title fees	123	7	—	2,755	2,885
Total revenue	$88,270	$50,099	$78,046	$54,951	$271,366

	Three Months Ended June 30, 2024
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$78,786	$50,620	$78,082	$53,685	$261,173
Commission and other brokerage income - development marketing	6,202	156	3,597	1,185	11,140
Property management revenue	9,508	186	—	—	9,694
Escrow and title fees	210	108	19	3,407	3,744
Total revenue	$94,706	$51,070	$81,698	$58,277	$285,751

	Six Months Ended June 30, 2025
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$137,256	$92,784	$142,271	$91,451	$463,762
Commission and other brokerage income - development marketing	15,005	263	17,548	2,581	35,397
Property management revenue	19,555	402	—	—	19,957
Escrow and title fees	199	15	—	5,439	5,653
Total revenue	$172,015	$93,464	$159,819	$99,471	$524,769

	Six Months Ended June 30, 2024
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$128,026	$85,206	$135,712	$93,938	$442,882
Commission and other brokerage income - development marketing	10,921	221	4,922	1,632	17,696
Property management revenue	18,354	387	—	—	18,741
Escrow and title fees	421	257	19	5,974	6,671
Total revenue	$157,722	$86,071	$140,653	$101,544	$485,990
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2025	December 31, 2024

Receivables, which are included in receivables	$2,078	$1,789
Contract assets, net, which are included in other current assets	7,651	10,935
Contract assets, net, which are in other assets	44,934	37,123
Payables, which are included in commissions payable	1,511	1,302
Contract liabilities, which are in current liabilities	14,145	18,225
Contract liabilities, which are in other liabilities	74,779	63,765

The Company recognized revenue of $4,465 and $10,846 for the three and six months ended June 30, 2025, respectively, that were included in the contract liabilities balances at December 31, 2024. The Company recognized revenue of $3,053 and $4,216 for the three and six months ended June 30, 2024, respectively, that were included in the contract liabilities balances at December 31, 2023.

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging of receivables from agents, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $5,890 and $4,783 at June 30, 2025 and December 31, 2024, respectively.
The following table summarizes changes in the allowance for credit losses for the six months ended June 30, 2025:

	January 1, 2025	Current Period Provision		Write-offs	Recoveries	June 30, 2025
Allowance for credit losses:

Real estate broker agent receivables	$4,783	$2,444	(1)	$1,337	$—	$5,890
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.    LEASES
The Company has operating leases for corporate and sales offices and equipment. The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$7,269	$7,682	$14,627	$16,260
Short-term lease cost	210	193	368	449
Variable lease cost	988	1,072	2,245	2,061
Less: Sublease income	(16)	(31)	(32)	(87)
Total lease cost	$8,451	$8,916	$17,208	$18,683
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$16,091	$17,020

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,042	$3,469
Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	5.39	5.73

Weighted average discount rate:
Operating leases	8.63%	8.58%
As of June 30, 2025, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2025	$15,451
2026	29,437
2027	26,182
2028	22,734
2029	18,342
2030	13,418
Thereafter	19,124
Total lease payments	144,688
Less imputed interest	(31,580)
Total	$113,108
As of June 30, 2025, the Company had a $2,020 undiscounted lease payment relating to a real estate lease that has not yet commenced. The operating lease will commence in the second half of 2025 with a lease term of approximately 10.3 years.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	June 30, 2025	December 31, 2024
PropTech convertible trading debt securities	$1,210	$1,254
Long-term investment securities at fair value (1)	3,073	3,127
PropTech investments at cost	6,400	6,400
PropTech investments under equity method	813	619
Total investments	11,496	11,400
Less PropTech current convertible trading debt securities (2)	—	1,254
Less PropTech investments accounted for under the equity method (3)	813	619
Total long-term investments	$10,683	$9,527
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These amounts are included in “Other current assets” on the condensed consolidated balance sheets.
(3) These amounts are included in “Equity-method investments” on the condensed consolidated balance sheets.
Net realized and unrealized losses recognized on long-term investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net realized losses recognized on PropTech convertible trading debt securities	$(44)	$—	$(44)	$—
Net unrealized (losses) gains recognized on long-term investments at fair value	(15)	39	(136)	128
Net gains recognized on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	—	981	78	501
Net realized and unrealized (losses) gains recognized on long-term investment securities	$(59)	$1,020	$(102)	$629
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The remaining convertible note matures in February 2027.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized (losses) gains recognized in net loss on long-term investment securities at fair value during the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net unrealized (losses) gains recognized on long-term investments at fair value	$(15)	$39	$(136)	$128
The Company has unfunded commitments of $505 related to long-term investment securities at fair value as of June 30, 2025.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies as of June 30, 2025. The total carrying value of equity securities without

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

readily determinable fair values that do not qualify for the NAV practical expedient was $6,400 as of June 30, 2025, and as of December 31, 2024. The Company did not record an impairment expense for the six months ended June 30, 2025.

The Company recorded an impairment expense of $489 for the six months ended June 30, 2024. The impairment was included in “Investment and other (losses) gains” on the condensed consolidated statements of operations.

6. EQUITY METHOD INVESTMENTS
Equity method investments consisted of the following:

	June 30, 2025	December 31, 2024
Ancillary services ventures	$2,219	$2,020

At June 30, 2025, the Company’s ownership percentages in these investments ranged from 5.3% to 50.0%. Due to the Company’s ability to exercise significant influence, but not control, the Company applies the equity method of accounting for these investments.

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

Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was $2,219 as of June 30, 2025.

7.    NOTES PAYABLE AND OTHER OBLIGATIONS
Notes payable and other obligations consisted of:

	June 30, 2025	December 31, 2024
Convertible Notes, net of unamortized discount of $16,018 and $17,330	$33,982	$32,670
Aggregate carrying value	$33,982	$32,670
*The fair value of the derivatives embedded within the 7.0% Convertible Note ($47,968 at June 30, 2025 and $30,253 at December 31, 2024), is separately classified as a derivative liability in the condensed consolidated balance sheets.
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

The Purchase Agreement also contains certain affirmative and negative covenants (including restrictions on the Company’s ability to incur indebtedness, permit liens, make dividends or distributions, consummate investments and consummate certain affiliate transactions). In addition, pursuant to the Purchase Agreement, if the Company’s Condensed Consolidated Adjusted EBITDA (as defined in the Purchase Agreement) for any two consecutive fiscal quarters from and after the fiscal quarter commencing July 1, 2024 is less than $0, the Company will be required to maintain Liquidity (as defined in the Purchase Agreement) of at least $20,000 as of the end of each calendar month until such time as the Company’s Condensed Consolidated Adjusted EBITDA is greater than $0 at the end of any subsequent fiscal quarter. The Company was in compliance with all covenants as of June 30, 2025.

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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s convertible debt is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Convertible Notes	$548	$—	$1,082	$—
Interest expense associated with embedded derivatives	$548	$—	$1,082	$—
A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Convertible Notes	$16,969	$—	$17,715	$—
Loss on changes in fair value of derivatives embedded within convertible debt	$16,969	$—	$17,715	$—
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
The estimated fair value of the Company’s notes payable is as follows:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$33,982	$37,644	$32,670	$41,002
Notes payable and other obligations	$33,982	$37,644	$32,670	$41,002
Notes payable and other obligations are recorded on the condensed consolidated balance sheets at amortized cost. The determinations of fair values disclosed above would be classified as Level 3 under the fair value hierarchy disclosed in Note 10 if such liabilities were recorded on the condensed consolidated balance sheets at fair value.
Letters of Credit:
As of June 30, 2025 and December 31, 2024, the Company had outstanding $2,990 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.

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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

While most of the industry-wide antitrust class action lawsuits launched by plaintiffs on behalf of a putative class of home sellers have been settled (although appeals challenging the settlements are still pending), including those against the Company, certain suits launched by plaintiffs on behalf of a putative class of home buyers are still pending. In November 2023, individual plaintiffs filed an action on behalf of a putative national class of home buyers from 1996 to the present in the Northern District of Illinois against certain real estate brokerage firms (the “Batton II case”), including the Company, alleging anticompetitive behavior similar to the now resolved Gibson case. In June 2024, plaintiffs voluntarily dismissed this action against the Company without prejudice. However, on June 11, 2024, plaintiffs’ counsel from the Batton II case added the Company as a defendant in the Lutz case in the United States District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM). This case was brought by individual plaintiffs who filed an action on behalf of a putative national class of home buyers from December 1996 through the present against certain real estate brokerage firms, alleging anticompetitive behavior in violation of federal antitrust laws, state antitrust and consumer protection laws, as well as asserting an unjust enrichment claim. The allegations and claims in the Lutz case are similar to the Batton II case. As this case was brought by a putative national class of home buyers, it is not subsumed within the Settlement Agreement resolving the antitrust actions brought by home sellers against the Company, except to the extent that the class includes home buyers who also are part of the home sellers settling class referenced above that released their claims as home buyers. On July 15, 2025, all of the Lutz plaintiffs’ claims against the Company were dismissed. The federal antitrust claim was dismissed with prejudice, and the state antitrust, consumer protection, and unjust enrichment claims were dismissed without prejudice with 21 days to replead. Counsel for the Lutz plaintiffs has indicated their intention to file an amended complaint. The Company has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes for these industry-wide home buyer antitrust class action lawsuits as management concluded that it is not probable that a loss has been incurred and is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending industry-wide home buyer antitrust class action lawsuits.

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
Litigation is subject to uncertainty, and it is possible that there could be adverse developments in pending cases or that more cases, including antitrust lawsuits, could be commenced. With the commencement of any new case, the defense costs and the risks relating to the unpredictability of litigation increase. Legal defense costs are expensed as incurred. Management reviews on a quarterly basis with counsel all pending litigation and evaluates the probability of a loss being incurred and whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation. The Company is unable to reasonably estimate the financial impact of these litigation matters. For the three and six months ended June 30, 2025, the Company incurred legal expenses and costs totaling $4,723 and $9,082 (which are included within “General and administrative expenses” on the condensed consolidated statements of operations), respectively. For the three and six months ended June 30, 2024, the Company incurred legal expenses and costs totaling $1,659 and $3,610, respectively. The Company’s condensed consolidated financial position, results of operations or cash flows could be materially adversely affected from an unfavorable outcome in, or settlement of, any of these matters.
Accounting Policy. The Company and its subsidiaries record provisions in their condensed consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    INCOME TAXES
The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company did not record a provision for income taxes during the three or six months ended June 30, 2025 because it has established a valuation allowance for the full amount of the deferred tax assets. During the three months ended June 30, 2024, the Company analyzed the likelihood of utilizing its deferred tax assets and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result the Company established a valuation allowance for the full amount of the deferred tax assets and recorded a charge of $503, which was offset by the income tax benefit computed at the Company’s effective income tax rate of $330. During the six months ended June 30, 2024, the Company established a valuation allowance for the full amount of the deferred tax assets at December 31, 2023 of $977 and recorded for the full amount of the deferred tax assets of $9,021, which was offset by the income tax benefit computed at the Company’s effective income tax rate of $8,630.

10.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2025
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$80,513	$80,513	$—	$—
U.S. treasury bills (2)	43,813	43,813	—	—
Certificates of deposit (3)	507	—	507	—
Long-term investments
PropTech convertible trading debt securities	1,210	—	—	1,210
Long-term investment securities at fair value (4)	3,073	—	—	—
Total long-term investments	4,283	—	—	1,210
Total assets	$129,116	$124,326	$507	$1,210

Liabilities:
Fair value of derivatives embedded within convertible debt	47,968	—	—	47,968	(17,715)
Total liabilities	$47,968	$—	$—	$47,968	$(17,715)
`
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $5,892 that is included in current restricted cash and cash equivalents and $2,483 that is included in non-current restricted assets within Other assets.
(2)$43,813 included in Cash and cash equivalents.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The changes in the fair value of the Level 3 assets as of June 30, 2025 were as follows:

2025
Balance as of January 1	$1,254
Change in fair value of PropTech convertible trading debt securities	(44)
Balance as of June 30	$1,210

The changes in the fair value of the Level 3 liabilities as of June 30, 2025 were as follows:

2025
Balance as of January 1	$30,253
Change in fair value of derivatives embedded within convertible debt	17,715
Balance as of June 30	$47,968

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows as of June 30, 2025:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2025	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,210	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2027
			Volatility	44.29%
			Discount rate	27.85%

Fair value of derivatives embedded within convertible debt	$47,968	Binomial Lattice Model	Assumed annual stock dividend	—%
			Assumed annual cash dividend	—%
			Stock price	2.32
			Volatility	50%
			Risk-free rate	3.67%
			Implied credit spread	11.86%

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2025 and December 31, 2024.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.    SEGMENT INFORMATION

Prior to January 1, 2025 (including, for the three and six months ended June 30, 2024 and year ended December 31, 2024), the Company’s reportable segments were Real Estate Brokerage and Corporate Activities and Other, which consisted of the operations of our holding company which included the Company’s investment business that invests in select PropTech opportunities through our DOUG Ventures subsidiary. Effective on January 1, 2025, the Company is now managed as a single operating and reporting segment.
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
As a result, beginning in the first quarter of 2025, the Company began to report our financial results as a single reportable segment. Presentation of the Company’s financial information for the three and six months ended June 30, 2025 and 2024, and year ended December 31, 2024 is reported as one segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Prior period information has been recast to conform to the current presentation.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company’s revenue and expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Total Revenue	$271,366	$285,751	$524,769	$485,990

Operating expenses:
Real estate agent commissions	204,594	216,457	391,119	365,473
Sales and marketing	20,069	22,153	39,808	43,451
Operations and support	17,775	17,999	35,503	36,798
General and administrative	26,177	24,855	53,502	51,871
Technology	5,766	5,433	11,301	11,276
Depreciation and amortization	2,219	1,929	4,119	3,910
Antitrust litigation settlement expense	—	—	—	17,750
Restructuring	298	598	298	598
Operating loss	(5,532)	(3,673)	(10,881)	(45,137)
Other income (expenses):
Interest expense	(1,545)	(7)	(3,075)	(14)
Interest income	1,259	1,055	2,620	2,438
Equity in earnings (losses) from equity-method investments	199	(2)	201	(13)
Change in fair value of derivative embedded within convertible debt	(16,969)	—	(17,715)	—
Investment and other (losses) gains	(37)	1,020	(59)	629
Loss before provision for income tax	(22,625)	(1,607)	(28,909)	(42,097)
Income tax expense	—	173	—	1,368
Net loss	(22,625)	(1,780)	(28,909)	(43,465)
Net (income) loss attributed to non-controlling interest	(48)	116	251	326
Net loss attributed to Douglas Elliman Inc.	$(22,673)	$(1,664)	$(28,658)	$(43,139)
For the three months ended June 30, 2025, $1,856 of stock-based compensation is included within General and administrative expenses and $268 is included within Operations and support expenses on the condensed consolidated statements of operations. For the three months ended June 30, 2024, $3,209 of stock-based compensation is included within General and administrative expenses and $266 is included within Operations and support expenses on the condensed consolidated statements of operations.
For the six months ended June 30, 2025, $3,626 of stock-based compensation is included within General and administrative expenses and $533 is included within Operations and support expenses on the condensed consolidated statements of operations. For the six months ended June 30, 2024, $6,308 of stock-based compensation is included within General and administrative expenses and $522 is included within Operations and support expenses on the condensed consolidated statements of operations.
The Company’s identifiable assets and capital expenditures for June 30, 2025 and December 31, 2024 were as follows:

Six Months Ended June 30, 2025
Identifiable assets	$489,003
Capital expenditures	$2,251

Year Ended December 31, 2024
Identifiable assets	$493,888
Capital expenditures	$5,534

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $53,674 and $37,967 as of June 30, 2025 and December 31, 2024, respectively, and corresponding escrow funds in holding of the same amount. These deposits are not assets of Portfolio Escrow Inc., the subsidiary of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts or Stated Otherwise)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Audited Consolidated Financial Statements as of and for the year ended December 31, 2024 and Notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), and our Condensed Consolidated Financial Statements and related Notes as of and for the three and six months ended June 30, 2025. Any forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Any forward-looking statements are subject to several important factors, including those factors discussed under “Risk Factors” in our 2024 Annual Report and this Quarterly Report and “Special Note on Forward-Looking Statements,” that could cause our actual results to differ materially from those indicated in such forward-looking statements. References to “Douglas Elliman” or “Company” refer to Douglas Elliman Inc. Certain references to “Douglas Elliman Realty” refer to the Company’s residential real estate brokerage business, including the operations of Douglas Elliman Realty, LLC and Douglas Elliman of California Inc., unless otherwise specified.

Overview
Douglas Elliman Realty operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Texas, Colorado, Nevada, Massachusetts, Connecticut, Maryland, Virginia, Washington, D.C., Arizona, New Hampshire and Michigan. We also operate our investment business that invests in select PropTech opportunities through our DOUG Ventures (f/k/a New Valley Ventures LLC) subsidiary.

Change in Reportable Segments
Beginning in the first quarter of 2025, our business began to report our financial results as a single reportable segment. Presentation of our financial information for the three and six months ended June 30, 2025 and 2024, and year ended December 31, 2024 is reported as one segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Prior period information has been recast to conform to the current presentation. For more information, see Note 11. “Segment Information” to our condensed consolidated financial statements.

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman, Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the last twelve months ended June 30, 2025 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

Key Business Metrics

	Last twelve months ended	Six months ended June 30,		Year ended December 31, 2024
	June 30, 2025	2025	2024
Total transactions (1)	21,857	10,438	10,362	21,781
Gross transaction value (in billions) (2)	$38.6	$20.1	$17.8	$36.4
Average transaction value per transaction (in thousands) (3)	$1,767.4	$1,923.1	$1,718.7	$1,669.6
Number of Principal Agents (4)	4,714	4,714	5,107	5,264
Annual Retention (5)	86%	N/A	N/A	89%
Net loss attributed to Douglas Elliman Inc.	$(61,835)	$(28,658)	$(43,139)	$(76,316)
Net loss margin	(5.98)%	(5.46)%	(8.88)%	(7.67)%
Adjusted EBITDA attributed to Douglas Elliman	$(2,816)	$259	$(14,708)	$(17,783)
Adjusted EBITDA attributed to Douglas Elliman Margin	(0.27)%	0.05%	(3.03)%	(1.79)%

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
Reconciliations of these non-GAAP measures are provided in the table below (in thousands).

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Last twelve months ended	Six months ended June 30,		Year ended December 31, 2024
	June 30, 2025	2025	2024
Net loss attributed to Douglas Elliman Inc.	$(61,835)	$(28,658)	$(43,139)	$(76,316)
Interest expense	6,000	3,075	14	2,939
Interest income	(5,715)	(2,620)	(2,438)	(5,533)
Income tax (benefit) expense	(251)	—	1,368	1,117
Net loss attributed to non-controlling interest	(611)	(251)	(326)	(686)
Depreciation and amortization	7,945	4,119	3,910	7,736
EBITDA	(54,467)	(24,335)	(40,611)	(70,743)
Stock-based compensation (a)	3,903	4,159	6,830	6,574
Equity in (earnings) losses from equity method investments (b)	(250)	(201)	13	(36)
Change in fair value of derivatives embedded within convertible debt	32,693	17,715	—	14,978
Litigation, settlement and related settlement expenses, net (c)	17,362	2,958	18,929	33,333
Executive severance and separation expense (benefit) (d)	1,517	(493)	—	2,010
Restructuring	741	298	598	1,041
Investment and other (gains) losses	(4,601)	59	(629)	(5,289)
Adjusted EBITDA	(3,102)	160	(14,870)	(18,132)
Adjusted EBITDA attributed to non-controlling interest	286	99	162	349
Adjusted EBITDA attributed to Douglas Elliman	$(2,816)	$259	$(14,708)	$(17,783)
_____________________________
(a)Represents amortization of stock-based compensation. For the last twelve months ended June 30, 2025, $2,828 of stock-based compensation is included within General and administrative expenses and $1,075 is included within Operations and support expenses on the condensed consolidated statements of operations. For the six months ended June 30, 2025, $3,626 of stock-based compensation is included within General and administrative expenses and $533 is included within Operations and support expenses on the condensed consolidated statements of operations. For the six months ended June 30, 2024, $6,308 of stock-based compensation is included within

General and administrative expenses and $522 is included within Operations and support expenses on the condensed consolidated statements of operations. For the year ended December 31, 2024, $5,510 of stock-based compensation is included within General and administrative expenses and $1,064 is included within Operations and support expenses on the consolidated statements of operations.
(b)Represents equity in (earnings) losses recognized from our investment in an equity method investment that is accounted for under the equity method and is not consolidated in our financial results.
(c)Represents unusual litigation expense, settlement and related expenses incurred in connection with industry-wide antitrust class action lawsuits and other matters related to employees and agents. For the last twelve months and six months ended June 30, 2025, $17,362 and $2,958, net of amounts recovered from insurance, are included within General and administrative expenses on the condensed consolidated statements of operations, respectively. For the six months ended June 30, 2024, we incurred such expenses of $18,929 with $1,179 being included in General and administrative expenses and $17,750 being included in Antitrust litigation settlement expense in the condensed consolidated statement of operations. For the year ended December 31, 2024, we incurred unusual litigation expense, settlement and related expenses, net of $33,333 with $15,583 being included in General and administrative expenses and $17,750 being included in Antitrust litigation settlement expense on the consolidated statement of operations.
(d)     For the last twelve months and six months ended June 30, 2025, expense of $1,517 and benefit of $493, net of amounts recovered from insurance, are included within General and administrative expenses on the condensed consolidated statement of operations, respectively. For the year ended December 31, 2024, $2,010 is included within General and administrative expenses on the consolidated statement of operations.

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

•General and administrative. General and administrative expense consists primarily of compensation, stock-based compensation expense and other personnel-related costs for administrative employees, including executives, finance and accounting, legal, human resources, communications, property management and escrow services as well as the occupancy costs for our headquarters and other offices supporting our administrative functions and, for the three and six months ended June 30, 2024, transition service fees paid to our former parent, Vector Group, for the use of office space and employees, professional services fees for legal and finance, insurance expenses and talent acquisition expenses.

•Technology. Technology expense consists primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses of PropTech and other related expenses associated with the implementation of our technology initiatives.

As discussed previously, effective on January 1, 2025, we began to report our financial results as a single operating and reportable segment. Therefore, the presentation of our business’s financial information for the three and six months ended June 30, 2025 and 2024 will be reported as one segment. For more information, see Note 11. “Segment Information” to our condensed consolidated financial statements.

Three months ended June 30, 2025 Compared to the Three months ended June 30, 2024
The following table sets forth our revenue and operating loss for the three months ended June 30, 2025 compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Revenue	$271,366	$285,751

Operating expenses:
Real estate agent commissions	$204,594	$216,457
Sales and marketing	20,069	22,153
Operations and support	17,775	17,999
General and administrative	26,177	24,855
Technology	5,766	5,433
Depreciation and amortization	2,219	1,929
Restructuring	298	598
Operating loss	(5,532)	(3,673)
Other (expense) income	(17,093)	2,066
Loss before provision for income taxes	(22,625)	(1,607)
Income tax expense	—	173
Net loss	(22,625)	(1,780)
Net (income) loss attributed to non-controlling interest	(48)	116
Net loss attributed to Douglas Elliman Inc.	$(22,673)	$(1,664)

Revenues. Our revenues were $271,366 for the three months ended June 30, 2025 compared to $285,751 for the three months ended June 30, 2024. The $14,385 decline in revenues was primarily due to lower commissions and other brokerage income, which was driven by decreased existing home sales compared to the 2024 period, partially offset by increased revenues from our Development Marketing division. In 2025, we experienced a challenging period in May to early June when our results were negatively impacted by economic pressures, which were driven by geopolitical uncertainties, including global economic policies, as well as industry-specific headwinds related to the continuation of elevated mortgage rates, when compared to recent history. In July 2025, cash receipts from existing home sales were 0.9% more than July 2024; and, total brokerage cash receipts, which include existing home sales and receipts from our Development Marketing division, were 2.3% more than July 2024. Furthermore, July 2025 had 22 sales days, consistent with July 2024.
Our revenues from commission and other brokerage income were $258,016 for the three months ended June 30, 2025 compared to $272,313 for the three months ended June 30, 2024, a decline of $14,297. In the three months ended June 30, 2025, our commission and other brokerage income generated from the sales of existing homes decreased by $7,747 in New York City, $5,210 in the Florida market, $3,630 in the West region and $831 in the Northeast region, compared to the 2024 period. This was offset by an increase in revenues from Development Marketing of $3,121 in the 2025 period compared to the 2024 period.
Operating expenses. Our operating expenses were $276,898 for the three months ended June 30, 2025 compared to $289,424 for the three months ended June 30, 2024. The decline of $12,526 was due primarily to declines in real estate brokerage commissions of $11,863 arising primarily from declines in commissions and other brokerage income.
Real Estate Agent Commissions. As a result of declines in our commissions and other brokerage income, our real estate agent commissions expense was $204,594 for the three months ended June 30, 2025 compared to $216,457 for the three months ended June 30, 2024, representing a decline of $11,863. Real estate agent commissions expense, as a percentage of revenues, decreased to 75.4% for the three months ended June 30, 2025 compared to 75.8% for the three months ended June 30, 2024.
Sales and Marketing. Sales and marketing expenses were $20,069 for the three months ended June 30, 2025 compared to $22,153 for the three months ended June 30, 2024. The decline in expenses is attributable to expense rationalization efforts to streamline our sales and marketing process.
Operations and support. Operations and support expenses were $17,775 for the three months ended June 30, 2025 compared to $17,999 for the three months ended June 30, 2024.

General and administrative. General and administrative expenses were $26,177 for the three months ended June 30, 2025 compared to $24,855 for the three months ended June 30, 2024.
Technology. Technology expenses were $5,766 for the three months ended June 30, 2025 compared to $5,433 for the three months ended June 30, 2024.

Operating loss. Operating loss was $5,532 for the three months ended June 30, 2025 compared to $3,673 for the same period in 2024. The $1,859 increase in operating loss was primarily due to decreased revenues during the three months ended June 30, 2025.
Other (expense) income. Other expense was $17,093 for the three months ended June 30, 2025 compared to other income of $2,066 for the three months ended June 30, 2024. For the three months ended June 30, 2025, other expense primarily consisted of the $16,969 loss from changes in the fair value of the derivative embedded within convertible debt and interest expense of $1,545. These were partially offset by interest income of $1,259. For the three months ended June 30, 2024, other income primarily consisted of interest income of $1,055 and investment income associated with our PropTech investments of $1,020.
Loss before provision for income taxes. Loss before income taxes was $22,625 and $1,607 for the three months ended June 30, 2025 and 2024, respectively.
Income tax expense. There was no income tax expense for the three months ended June 30, 2025. Income tax expense was $173 for the three months ended June 30, 2024. We calculate our provision for income taxes based upon our estimate of the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We did not record a provision for income taxes during the three months ending June 30, 2025 because we have established a valuation allowance for the full amount of our deferred tax assets. During the three months ended June 30, 2024, we analyzed the likelihood of utilizing our deferred tax assets and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result we established a valuation allowance for the full amount of the deferred tax assets and recorded a charge of $503, which was offset by the income tax benefit computed at our effective income tax rate of $330. We refine annual estimates as current information becomes available.
Six months ended June 30, 2025 Compared to Six months ended June 30, 2024
The following table sets forth our revenue and operating loss for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Revenue	$524,769	$485,990

Operating expenses:
Real estate agent commissions	$391,119	$365,473
Sales and marketing	39,808	43,451
Operations and support	35,503	36,798
General and administrative	53,502	51,871
Technology	11,301	11,276
Depreciation and amortization	4,119	3,910
Antitrust litigation settlement expense	—	17,750
Restructuring	298	598
Operating loss	(10,881)	(45,137)
Other (expense) income	(18,028)	3,040
Loss before provision for income taxes	(28,909)	(42,097)
Income tax expense	—	1,368
Net loss	(28,909)	(43,465)
Net loss attributed to non-controlling interest	251	326
Net loss attributed to Douglas Elliman Inc.	$(28,658)	$(43,139)

Revenues. Our revenues were $524,769 for the six months ended June 30, 2025 compared to $485,990 for the six months ended June 30, 2024. The $38,779 increase in revenues was primarily due to higher commissions and other brokerage income, driven by an increased number of transactions and higher transaction values from existing home sales in New York City, the Northeast and Florida markets, as well as an increase in revenue from Development Marketing division compared to the 2024 period.
Our revenues from commission and other brokerage income totaled $499,159 for the six months ended June 30, 2025, compared to $460,578 for the six months ended June 30, 2024, representing an increase of $38,581. In 2025, our commission and other brokerage income from existing homes sales increased by $9,230 in New York City, $7,578 in the Northeast region (excluding New York City) and $6,559 in the Florida market. Additionally, our revenues from Development Marketing increased by $17,701, primarily related to the Florida market during the 2025 period compared to 2024. This was offset by a decline in revenues in the West region of $2,487 in the 2025 period compared to the 2024 period.
Operating expenses. Our operating expenses were $535,650 for the six months ended June 30, 2025, compared to $531,127 for the six months ended June 30, 2024. The $4,523 increase was primarily due to higher real estate brokerage commissions of $25,646 resulting from increased revenues, partially offset by the $17,750 antitrust litigation settlement expense incurred in 2024.
Real Estate Agent Commissions. As a result of increased commissions and other brokerage income, our real estate agent commissions expense was $391,119 for the six months ended June 30, 2025, compared to $365,473 for the six months ended June 30, 2024, representing an increase of $25,646. Real estate agent commissions expense as a percentage of revenues decreased to 74.5% for the six months ended June 30, 2025, compared to 75.2% for the six months ended June 30, 2024. This decline was primarily driven by a higher percentage of commission revenues derived from the Development Marketing division.
Sales and Marketing. Sales and marketing expenses were $39,808 for the six months ended June 30, 2025, compared to $43,451 for the six months ended June 30, 2024. The decline in expenses is attributable to expense rationalization efforts to streamline our sales and marketing process.
Operations and support. Operations and support expenses were $35,503 for the six months ended June 30, 2025, compared to $36,798 for the six months ended June 30, 2024.
General and administrative. General and administrative expenses were $53,502 for the six months ended June 30, 2025, compared to $51,871 for the six months ended June 30, 2024.
Technology. Technology expenses were $11,301 for the six months ended June 30, 2025, compared to $11,276 for the six months ended June 30, 2024.

Operating loss. Operating loss was $10,881 for the six months ended June 30, 2025, compared to $45,137 for the six months ended June 30, 2024. The $34,256 decrease in operating loss was primarily due to increased revenues, partially offset by higher commission expenses and the $17,750 antitrust litigation settlement expense incurred in 2024.
Other (expense) income. Other expense was $18,028 for the six months ended June 30, 2025, compared to other income of $3,040 for the six months ended June 30, 2024. For the six months ended June 30, 2025, other expense primarily consisted of the $17,715 loss from changes in the fair value of the derivative embedded within convertible debt and interest expense of $3,075. These were partially offset by interest income of $2,620. For the six months ended June 30, 2024, other income primarily consisted of interest income of $2,438.
Loss before provision for income taxes. Loss before income taxes was $28,909 for the six months ended June 30, 2025, and $42,097 for the six months ended June 30, 2024.
Income tax expense. There was no income tax expense for the six months ended June 30, 2025. Income tax expense was $1,368 for the six months ended June 30, 2024. We calculate our provision for income taxes based upon our estimate of the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. During the six months ended June 30, 2024, the we analyzed the likelihood of utilizing its deferred tax assets and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result we established a valuation allowance for the full amount of the deferred tax assets and recorded a charge of $9,021 and current period valuation allowance of $977, in addition to state income tax benefit of $8,630. We refine annual estimates as current information becomes available.
Summary of PropTech Investments
As of June 30, 2025, DOUG Ventures had investments (at a carrying value) of approximately $11,496 in PropTech companies. This amounts to approximately 2% of the value of Douglas Elliman’s total assets, which totaled approximately $489 million as of June 30, 2025. In July 2025, we monetized our remaining investment in Bilt Technologies for $1,533 and will record a gain of $1,225 during the three months ended September 30, 2025.

Liquidity and Capital Resources
Cash, cash equivalents and restricted cash increased by $2,488 to $144,709, which included $8,375 of restricted cash, during the six months ended June 30, 2025. This compares to a decrease of $26,613, to $102,904, which included restricted cash of $10,040, during the six months ended June 30, 2024.
Cash used in operations was $4,975 for the six months ended June 30, 2025, compared to $25,973 for the six months ended June 30, 2024. The decline in the cash used from operations in the 2025 period was attributable to a reduction in operating loss and lower liability payments (primarily cash bonuses) in the 2025 period, which were offset by the impact of increased development marketing closings in 2025 (which resulted in net realizations of contract assets and liabilities) as well as the absence of an income tax refund in the 2025 period.
Cash provided by investing activities was $7,548 for the six months ended June 30, 2025, compared to cash used in investing activities of $629 for the six months ended June 30, 2024. For the six months ended June 30, 2025, cash provided by investing activities was comprised of the proceeds from sale of short-term investments of $97,677 and proceeds from the sale of investments of $78 in our PropTech business. These inflows were partially offset by the purchase of short-term investments of $87,873, long-term investments of $83, and capital expenditures of $2,251. For the six months ended June 30, 2024, cash used in investing activities was comprised of capital expenditures of $2,967 and the purchase of long-term investments of $185 in our PropTech business. This was offset by $2,523 of distributions from our investments in equity securities.
Our investment philosophy is to maximize return on investments by seeking reasonable expectations for return when investing in equity-method investments and PropTech investments, as well as when making capital expenditures.
Cash used in financing activities was $85 for the six months ended June 30, 2025, compared to $11 for the six months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, cash used in financing activities was comprised of withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting of $85 and $11, respectively.
We continue to evaluate our capital structure and current market conditions related to our capital structure. We regularly review and evaluate potential acquisitions, joint ventures, divestitures, and other strategic transactions. For example, we may acquire, or seek to acquire, additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make other revisions to our capital structure, including, if authorized by our Board of Directors and holders of our Convertible Notes, the repurchase of our common stock in open market transactions. These initiatives may limit our liquidity otherwise available.

Real Estate Brokerage Litigation. On April 26, 2024, we entered into a settlement agreement to resolve all claims on a nationwide basis in the pending class action litigations, Gibson v. NAR, No. 4:23-cv-00788-SRB (W.D. Mo.) and Umpa v. NAR, 4:23-cv-00945-SRB (W.D. Mo.) alleging claims on behalf of sellers against Douglas Elliman Inc. and our subsidiaries. Under the settlement agreement, we agreed to pay $7,750 within 30 business days of preliminary approval of the settlement by the court, as well as two $5,000 contingent payments subject to certain financial contingencies through December 31, 2027. On July 15, 2025, all of the Lutz plaintiffs’ claims against us were dismissed. The federal antitrust claim was dismissed with prejudice, and the state antitrust, consumer protection, and unjust enrichment claims were dismissed without prejudice with 21 days to replead. Counsel for the Lutz plaintiffs has indicated their intention to file an amended complaint.

Other litigation. Two real estate salespersons formerly associated with us as independent contractors, have, together or separately, been named as defendants in multiple complaints by women accusing them of sexual assault and related wrongdoing, and face criminal charges related to similar alleged conduct. In February 2025, we and our former Chief Executive Officer were named as defendants in one of these lawsuits. Plaintiffs have brought claims against us under the New York Gender-Motivated Violence Act and sex trafficking, negligence, and negligent hiring, retention, and supervision claims. We deny liability and intend to defend vigorously against these claims. We are aware that other claims may be asserted against us and possibly against certain former Company leadership arising out of the matters related to the two former real estate salespersons.
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

We had cash and cash equivalents of approximately $136,334 as of June 30, 2025 and, in addition to any cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, together with expected cash flows from our operations and proceeds from any available financings, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through mergers, asset purchases, stock acquisitions, or other means, or pursue other investments, which could limit the liquidity otherwise available to us.

On July 2, 2024, we issued Convertible Notes due 2029 in the aggregate principal amount of $50,000. The Convertible Notes bear interest at a rate of 7.0% per annum, payable in cash, or, at our election, 8.0% per annum paid in kind, due semi-annually. For more information, see Note 7. “Notes Payable and Other Obligations” to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2025, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of June 30, 2025, we had outstanding approximately $2,990 of letters of credit, which are collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.
As a service to its customers, Portfolio Escrow Inc., a subsidiary of Douglas Elliman, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $53,674 and $37,967 as of June 30, 2025 and December 31, 2024, respectively, and corresponding escrow funds in holding of the same amount. These deposits are not assets of Portfolio Escrow Inc., the subsidiary of Douglas Elliman (and, therefore, are excluded from the accompanying condensed consolidated balance sheets).

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

•litigation risks, the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises (and responses to them),
•the impacts of the One Big Beautiful Bill Act of 2025 and the Inflation Reduction Act of 2022, including the continued impact on the markets of our business,
•effects of industry competition, severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity,
•the tax-free treatment of the Distribution,
•the failure of Vector Group to satisfy its respective obligations under the agreements entered into in connection with the Distribution, and
•the additional factors described under “Risk Factors” in our 2024 Annual Report filed with the Securities and Exchange Commission as updated in this report.
Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our 2024 Annual Report filed with the Securities and Exchange Commission, as updated in this report.
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

ITEM 1A.         RISK FACTORS

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report, except as set forth below:

Our international expansion and launch of Elliman International may subject us to different or greater risks from those associated with our operations in the United States.

In June 2025, we launched Elliman International after the end of our formal strategic alliance with Knight Frank Residential. Elliman International is intended to enable us to directly serve our agents, clients, and developer’s international real estate needs, with an initial focus on luxury destinations in Latin America, the Middle East, Europe, Asia Pacific, and other emerging wealth centers outside the United States. While we continue to develop and refine our approach to international operations, there can be no assurance that these efforts will be successful. Entering foreign markets independently presents significant risks and operational challenges that may adversely affect our financial condition and operating results. Our international operations may face risks that are different from those that affect domestic operations. These risks include:

•Exposure to economic conditions and federal, state and local as well as potential international laws and regulations, including those relating to our agents;
•Potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the United States;
•The effect of enacted and proposed tariffs and other trade policies, and related uncertainties in the global economy resulting from such policies; Economic instability, and related uncertainties in the global economy, from pressured banking systems, inflation and currency risk, lack of capital, and changing or inconsistent economic policies:
•Costs and incremental expenses associated with complying with a wide variety of foreign laws including laws with respect to real estate brokerage arrangements, agents, employment, corporate governance, operations, taxes, and litigation;
•Difficulties in managing international operations, including difficulties that arise from ambiguities in contracts written in foreign languages and difficulties that arise in enforcing such contracts;
•Aligning international operations with our existing corporate infrastructure and the need to adapt and localize our business platform(s) for specific countries;
•The geographic, time zone, language and cultural differences among personnel in different areas of the world;
•Tax uncertainty, including tax law changes, limited tax guidance and difficulty determining tax exposure or planning tax-efficient structures;
•Restrictions on the ability to obtain or retain licenses, permits and other regulatory approvals required for operation;
•Establishing brand recognition in new markets; and
•Difficulties with managing international operations, including costs and staffing.

We may expand our footprint in such markets by pursuing acquisitions, joint ventures, or other strategic arrangements with local or regional operators in those markets. These partners may have economic or other business interests or goals which are inconsistent with our business interests and goals. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses, affect our brand, and prevent our officers and directors from focusing their time and effort on our business. If we fail to identify, establish, and maintain such relationships or successfully identify and acquire businesses, we may be unable to execute our expansion plans. We expect that our international activities may grow in the future as we pursue opportunities in international markets, which may require significant dedication of management attention and may require significant upfront investment.

In the event that we expand into new international markets, we may have only limited experience in marketing and conducting business in those markets. Such expansion requires significant management attention and financial resources and may require us to attract, retain and manage local agents or personnel in such markets. It could also require us to adapt our marketing and services to local market needs. These factors and risks may negatively affect the success of our international expansion.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
No equity securities of ours which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) have been issued or sold by us during the three months ended June 30, 2025.
Issuer Purchases of Equity Securities

Our purchases of our common stock during the three months ended June 30, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	—	$—		—	—
May 1 to May 31, 2025	25,657	2.21	(1)	—	—
June 1 to June 30, 2025	9,933	2.85	(1)	—	—
Total	35,590	$2.53		—	—

(1) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of various employees’ shares of restricted stock. The shares were immediately canceled.

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

In the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

ITEM 6.    EXHIBITS:

19.1	Douglas Elliman Inc. Insider Trading Policy
31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).

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

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
Date:	August 5, 2025