Form 10-Q
period 2025-09-30
Douglas Elliman Inc.
filed 2025-11-05
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2025

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
☐ Yes ☒ No
    At October 29, 2025, Douglas Elliman Inc. had 88,818,970 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2025	December 31, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$143,003	$135,657
Investment securities at fair value	—	9,804
Receivables	17,753	19,598
Agent receivables, net	7,852	7,871
Restricted cash and cash equivalents	5,421	4,081
Other current assets	18,896	19,054
Total current assets	192,925	196,065
Property and equipment, net	32,441	37,700
Operating lease right-of-use assets	87,223	100,491
Long-term investments (includes $4,443 and $3,127 at fair value)	10,593	9,527
Contract assets, net	44,571	37,123
Goodwill	32,230	32,230
Other intangible assets, net	71,818	72,307
Equity-method investments	2,197	2,020
Other assets	6,604	6,425
Total assets	$480,602	$493,888
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liabilities	$21,407	$21,672
Current portion of antitrust litigation settlement	5,000	—
Accounts payable	3,614	3,056
Income taxes payable, net	11	—
Commissions payable	19,639	20,452
Accrued salaries and benefits	9,485	8,296
Contract liabilities	15,867	18,225
Other current liabilities	25,579	20,456
Total current liabilities	100,602	92,157
Notes payable and other obligations less current portion	34,683	32,670
Fair value of derivative embedded within convertible debt	63,413	30,253
Non-current operating lease liabilities	86,730	101,935
Contract liabilities	74,302	63,765
Antitrust litigation settlement	5,000	10,000
Other liabilities	1,063	683
Total liabilities	365,793	331,463
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 88,958,101 and 88,853,150 shares issued and outstanding	890	889
Additional paid-in capital	291,401	285,167
Accumulated deficit	(177,217)	(123,868)
Total Douglas Elliman Inc. stockholders' equity	115,074	162,188
Non-controlling interest	(265)	237
Total stockholders' equity	114,809	162,425
Total liabilities and stockholders' equity	$480,602	$493,888

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Commissions and other brokerage income	$250,354	$254,074	$749,513	$714,652
Property management	9,438	8,960	29,395	27,701
Other ancillary services	3,046	3,282	8,699	9,953
Total revenues	262,838	266,316	787,607	752,306

Expenses:
Real estate agent commissions	192,771	199,133	583,890	564,606
Sales and marketing	19,711	19,240	59,519	62,691
Operations and support	17,575	18,774	53,078	55,572
General and administrative	32,220	28,659	85,722	80,530
Technology	5,964	6,025	17,265	17,301
Depreciation and amortization	2,183	1,898	6,302	5,808
Antitrust litigation settlement expense	—	—	—	17,750
Impairment of fixed assets	2,275	—	2,275	—
Restructuring	794	18	1,092	616
Operating loss	(10,655)	(7,431)	(21,536)	(52,568)

Other income (expenses):
Interest expense	(1,573)	(1,461)	(4,648)	(1,475)
Interest income	1,366	1,551	3,986	3,989
Equity in (losses) earnings from equity-method investments	(23)	62	178	49
Change in fair value of derivative embedded within convertible debt	(15,445)	(20,166)	(33,160)	(20,166)
Investment and other gains (losses)	1,399	(4)	1,340	625
Loss before provision for income taxes	(24,931)	(27,449)	(53,840)	(69,546)
Income tax expense	11	—	11	1,368

Net loss	(24,942)	(27,449)	(53,851)	(70,914)

Net loss attributed to non-controlling interest	251	269	502	595

Net loss attributed to Douglas Elliman Inc.	$(24,691)	$(27,180)	$(53,349)	$(70,319)

Per basic common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.29)	$(0.33)	$(0.63)	$(0.84)

Per diluted common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.29)	$(0.33)	$(0.63)	$(0.84)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of July 1, 2025	88,723,101	$887	$289,242	$(152,526)	$(14)	$137,589
Net loss	—	—	—	(24,691)	(251)	(24,942)
Restricted stock grants	250,000	3	(3)	—	—	—
Restricted stock grant cancelled	(15,000)	—	—	—	—	—
Stock-based compensation	—	—	2,162	—	—	2,162
Balance as of September 30, 2025	88,958,101	$890	$291,401	$(177,217)	$(265)	$114,809

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of July 1, 2024	91,714,666	$917	$286,685	$(90,691)	$597	$197,508
Net loss	—	—	—	(27,180)	(269)	(27,449)
Restricted stock grants	117,950	1	(1)	—	—	—
Stock-based compensation	—	—	3,887	—	—	3,887
Balance as of September 30, 2024	91,832,616	$918	$290,571	$(117,871)	$328	$173,946
The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2025	88,853,150	$889	$285,167	$(123,868)	$237	$162,425
Net loss	—	—	—	(53,349)	(502)	(53,851)
Restricted stock grants	559,915	6	(6)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(35,590)	(1)	(85)	—	—	(86)
Restricted stock grant cancelled	(419,374)	(4)	4	—	—	—
Stock-based compensation	—	—	6,321	—	—	6,321
Balance as of September 30, 2025	88,958,101	$890	$291,401	$(177,217)	$(265)	$114,809

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2024	87,925,412	$879	$279,904	$(47,552)	$923	$234,154
Net loss	—	—	—	(70,319)	(595)	(70,914)
Restricted stock grants	4,135,750	41	(41)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(9,921)	—	(11)	—	—	(11)
Restricted stock grants cancelled	(218,625)	(2)	2	—	—	—
Stock-based compensation	—	—	10,717	—	—	10,717
Balance as of September 30, 2024	91,832,616	$918	$290,571	$(117,871)	$328	$173,946

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(53,851)	$(70,914)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,302	5,808
Non-cash stock-based compensation expense	6,321	10,717
Impairment of fixed assets	2,275	—
Loss on sale of assets	193	205
Deferred income taxes	—	977
Net gains on investment securities	(1,257)	(625)
Equity in earnings from equity-method investments	(178)	(49)
Non-cash interest expense	2,013	590
Non-cash lease expense	14,526	15,727
Change in fair value of derivative embedded within convertible debt	33,160	20,166
Provision for credit losses	3,726	4,138
Changes in assets and liabilities:
Receivables	(1,862)	(2,417)
Income taxes, net	11	5,629
Contract assets, net	(4,733)	(2,326)
Operating right-of-use assets and operating lease liabilities, net	(16,728)	(17,062)
Accounts payable and accrued liabilities	4,867	(2,679)
Other assets and liabilities	(3,647)	439
Accrued salary and benefits	1,189	(7,411)
Contract liabilities	8,178	12,100
Antitrust litigation settlement	—	10,000
Net cash provided by (used in) operating activities	505	(16,987)
Cash flows from investing activities:
Proceeds from sale or liquidation of long-term investments	1,611	2,523
Proceeds from sale or liquidation of short-term investments	97,677	—
Purchase of short-term investments	(87,873)	—
Purchase of long-term investments	(108)	(259)
Capital expenditures	(3,041)	(4,273)
Net cash provided by (used in) investing activities	8,266	(2,009)
Cash flows from financing activities:
Proceeds from debt issuance	—	48,750
Deferred financing charges	—	(1,997)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(85)	(11)
Net cash (used in) provided by financing activities	(85)	46,742
Net increase in cash, cash equivalents and restricted cash	8,686	27,746
Cash, cash equivalents and restricted cash, beginning of period	142,221	129,517
Cash, cash equivalents and restricted cash, end of period	$150,907	$157,263

Supplemental Disclosure of Cash Flow Information:
Interest payments	$1,760	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services and property technology (“PropTech”) investment business and is seeking to acquire or invest in additional real estate services businesses. The condensed consolidated financial statements of Douglas Elliman include the accounts of DER Holdings LLC and DOUG Ventures, LLC (f/k/a New Valley Ventures LLC) (“DOUG Ventures”), a directly and an indirectly wholly owned subsidiary of the Company, respectively. DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc., which are engaged in the residential real estate brokerage business with their subsidiaries. The operations of DOUG Ventures consist of minority investments in innovative and cutting-edge PropTech companies.
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
(b) Principles of Consolidation:
The condensed consolidated financial statements include the assets, liabilities, revenues, expenses and cash flows of DER Holdings LLC and DOUG Ventures, as well as all other entities, in which Douglas Elliman has a controlling financial interest. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
When evaluating an entity for consolidation, Douglas Elliman first determines whether an entity is within the scope of the guidance for consolidation of variable interest entities (“VIE”) and if it is deemed to be a VIE. If the entity is considered to be a VIE, Douglas Elliman determines whether it would be considered the entity’s primary beneficiary. Douglas Elliman consolidates those VIEs for which it has determined that it is the primary beneficiary. Additionally, Douglas Elliman will consolidate an entity that is not deemed a VIE upon a determination that it has a controlling financial interest. If Douglas Elliman determines that it does not have a controlling financial interest in an entity that is a VIE, it does not consolidate the entity. For entities where Douglas Elliman does not have a controlling financial interest, the investments in such entities are classified as available-for-sale securities or accounted for using the equity or cost method, as appropriate.

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
(d) Loss Per Share (“EPS”):
The Company has restricted stock awards which will provide dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The participating securities holders do not participate in the Company’s net losses. There were no outstanding non-participating securities during the three and nine months ended September 30, 2025 and 2024. The Company did not pay a cash dividend during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss attributed to Douglas Elliman Inc.	$(24,691)	$(27,180)	$(53,349)	$(70,319)
Income attributable to participating securities	—	—	—	—
Net loss available to common stockholders attributed to Douglas Elliman Inc.	$(24,691)	$(27,180)	$(53,349)	$(70,319)
Basic EPS is computed by dividing net loss available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted-average shares for basic and diluted EPS	84,574,664	83,532,069	84,477,033	83,401,374

The following was outstanding during the three and nine months ended September 30, 2025 and 2024, but were not included in the computation of diluted EPS because the effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted-average number of shares issuable upon conversion of debt	33,333,333	33,333,333	33,333,333	33,333,333
Weighted-average conversion price	$1.50	$1.50	$1.50	$1.50

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
The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$143,003	$135,657
Restricted cash and cash equivalents in current assets	5,421	4,081
Restricted cash and cash equivalents included in other assets	2,483	2,483
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$150,907	$142,221
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
In the three months ended September 30, 2025, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment performed the Company concluded that it is not more likely than not that a reporting unit’s fair value is less than its carrying value and determined no further impairment test would be required for September 30, 2025.
(g) Related Party Transactions:
Agreements with Vector Group Ltd. (“Vector Group”). The Company paid Vector Group $1,050 and $3,150 under the transition services agreement, dated December 21, 2021, by and between the Company and Vector Group (the “Transition Services Agreement”) during the three and nine months ended September 30, 2024, respectively. Additionally, the Company paid Vector Group $235 and $1,830 under certain aircraft lease agreements entered into with affiliates of Vector Group (the “Aircraft Lease Agreements”) during the three and nine months ended September 30, 2024, respectively. In October 2024 and December 2024, the Aircraft Lease Agreements and Transition Service Agreement, respectively, were terminated.
Real estate commissions. Real estate commissions include approximately $3,133 and $12,116 for the three and nine months ended September 30, 2025, respectively, and $308 and $2,325 for the three and nine months ended September 30, 2024, respectively, from projects where the Company has been engaged by certain developers as the sole broker or the co-broker for real estate development projects that Vector Group had previously invested in through its real estate venture investments.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(h) Investment and Other Gains (Losses):
Investment and other gains (losses) consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net unrealized losses on PropTech convertible trading debt securities	$—	$—	$(44)	$—
Net unrealized gains (losses) on long-term investments at fair value	134	(22)	(2)	106
Net gains on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	1,225	18	1,303	519
Other income	40	—	83	—
Investment and other gains (losses)	$1,399	$(4)	$1,340	$625
(i) Restructuring:
Employee severance and benefits expensed for the nine months ended September 30, 2025 relate entirely to the reduction in staff and are cash charges. The amount expensed for the nine months ended September 30, 2025 was $1,092 and was included in Restructuring expense in the Company’s condensed consolidated statements of operations. The following table presents the changes in the employee severance and benefits liability under the Company’s restructuring plan for the nine months ended September 30, 2025:

Employee Severance and Benefits
Severance liability balance at January 1, 2025	$488
Severance expense	1,092
Severance payments	(546)
Severance liability at September 30, 2025	$1,034
(j) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income; therefore, no statement of Comprehensive Income is included in the condensed consolidated financial statements.
(k) Impairment of Fixed Assets:
The Company recorded an impairment charge of $2,275 for the three and nine months ended September 30, 2025 due to the abandonment of an agent onboarding application.
(l) Sale of Douglas Elliman Property Management:
On October 24, 2025 (the “Closing Date”), Douglas Elliman Realty, LLC (“DER”) sold its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management (“DEPM”), for a base purchase price of $85,000, subject to adjustments for cash, indebtedness, transaction expenses and working capital amounts at closing (the “DEPM Sale”). The tax impact of the sale of DEPM will be treated as a discrete item in the fourth quarter of 2025. The DEPM Sale is governed by an agreement (the “Equity Purchase Agreement”) that includes representations and warranties for a transaction of this type. DER provided standard seller representations and warranties including, but not limited to, representations and warranties as to valid title to the equity interests in DEPM, due formation, valid existence and good standing, and due authorization to execute the Equity Purchase Agreement and consummate the DEPM Sale. DEPM provided similar standard representations and warranties, as well as validity of material permits and compliance with applicable laws. The purchaser of DEPM provided standard buyer representations and warranties including, but not limited to, representations and warranties regarding due organization, valid existence and good standing, due authorization to execute the Equity Purchase Agreement and perform its obligations thereunder, solvency and investment intent in consummation of the DEPM Sale. The Purchaser has obtained a representations and warranties insurance policy with such coverage serving as the Purchaser’s sole remedy with respect to any breach of representations and warranties by DEPM and DER, except for claims related to fraud and specific indemnities.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The parties agreed to a five-year non-competition covenant applicable to DER in specified territories and a five-year non-solicitation covenant, in each case subject to exceptions. Pursuant to the non-competition covenant, DER has agreed not to own, manage, operate or control any entity engaged in the management of cooperative, condominium and rental apartment buildings in New York and Texas, as well as the other locations where the Purchaser and its affiliates provide services.

DER and DEPM also entered into a trademark license agreement pursuant to which DER will continue to own all right, title and interest in and to certain trademarks and names of DER and DEPM, including the trademark and name “Douglas Elliman,” as well as all logos used by DEPM as of the Closing Date. DEPM will have the right for five years to use certain trade names, marks and logos, which were being used as of October 24, 2025, in connection with certain commercial and real estate property management services as well as other ancillary services. In connection with the DEPM Sale, the Purchaser and DEPM have agreed to maintain a referral arrangement with the Company during the term of the trademark license to continue DEPM’s long-standing business relationship with the Company.
(m) Subsequent Events:
The Company has evaluated subsequent events through November 5, 2025, the date the financial statements were issued and determined that the following events required disclosure:
Sale of Douglas Elliman Property Management. See Note 1(l), “Sale of Douglas Elliman Property Management” to the Company’s condensed consolidated financial statements.
Redemption and Repayment of 7.0% Senior Secured Convertible Note. See Note 7, “Notes Payable and Other Obligations” to the Company’s condensed consolidated financial statements.
(n) New Accounting Pronouncements:
ASUs to be adopted in future periods:
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The ASU requires that all public entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and will adopt the standard in the year ending December 31, 2025.
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires enhanced disclosures around disaggregation of certain income statement expense lines into specified categories. The new standard is effective on a prospective basis for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and anticipates adopting the standard in the year ending December 31, 2026.
In September 2025, the FASB issued ASU 2025-06, Intangibles, Goodwill and Other, Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software under ASC 350-40 by aligning it with current development practices, especially agile and iterative methods. ASU 2025-06 clarifies when to begin capitalizing costs, improves operability across different development approaches, and enhances disclosure requirements. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and anticipates adopting the standard in the year ending December 31, 2028.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
2.    REVENUE RECOGNITION
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

	Three Months Ended September 30, 2025
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$72,556	$58,099	$48,427	$47,193	$226,275
Commission and other brokerage income - development marketing	9,558	73	12,948	1,500	24,079
Property management revenue	9,287	151	—	—	9,438
Escrow and title fees	90	8	—	2,948	3,046
Total revenue	$91,491	$58,331	$61,375	$51,641	$262,838

	Three Months Ended September 30, 2024
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$77,936	$53,281	$54,030	$44,270	$229,517
Commission and other brokerage income - development marketing	7,332	120	16,359	746	24,557
Property management revenue	8,773	187	—	—	8,960
Escrow and title fees	19	9	—	3,254	3,282
Total revenue	$94,060	$53,597	$70,389	$48,270	$266,316

	Nine Months Ended September 30, 2025
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$209,812	$150,883	$190,698	$138,644	$690,037
Commission and other brokerage income - development marketing	24,563	336	30,496	4,081	59,476
Property management revenue	28,842	553	—	—	29,395
Escrow and title fees	289	23	—	8,387	8,699
Total revenue	$263,506	$151,795	$221,194	$151,112	$787,607

	Nine Months Ended September 30, 2024
	New York City	Northeast	Southeast	West	Total
Revenues:
Commission and other brokerage income - existing home sales	$205,962	$138,487	$189,742	$138,208	$672,399
Commission and other brokerage income - development marketing	18,253	341	21,281	2,378	42,253
Property management revenue	27,127	574	—	—	27,701
Escrow and title fees	440	266	19	9,228	9,953
Total revenue	$251,782	$139,668	$211,042	$149,814	$752,306

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	September 30, 2025	December 31, 2024

Receivables, which are included in receivables	$2,379	$1,789
Contract assets, net, which are included in other current assets	8,220	10,935
Contract assets, net, which are in other assets	44,571	37,123
Payables, which are included in commissions payable	1,737	1,302
Contract liabilities, which are in current liabilities	15,867	18,225
Contract liabilities, which are in other liabilities	74,302	63,765

The Company recognized revenues of $9,615 and $20,460 for the three and nine months ended September 30, 2025, respectively, that were included in the contract liabilities balances at December 31, 2024. The Company recognized revenues of $8,293 and $12,508 for the three and nine months ended September 30, 2024, respectively, that were included in the contract liabilities balances at December 31, 2023.

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging of receivables from agents, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $4,835 and $4,783 at September 30, 2025 and December 31, 2024, respectively.
The following table summarizes changes in the allowance for credit losses for the nine months ended September 30, 2025:

	January 1, 2025	Current Period Provision		Write-offs	Recoveries	September 30, 2025
Allowance for credit losses:

Real estate broker agent receivables	$4,783	$3,726	(1)	$3,674	$—	$4,835
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
4.    LEASES
The Company has operating leases for corporate and sales offices as well as equipment. The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$7,030	$7,255	$21,657	$23,515
Short-term lease cost	193	194	561	643
Variable lease cost	1,012	1,111	3,257	3,172
Less: Sublease income	(101)	(30)	(133)	(117)
Total lease cost	$8,134	$8,530	$25,342	$27,213
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$23,856	$24,874

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,546	$7,579
Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	5.22	5.73

Weighted average discount rate:
Operating leases	8.66%	8.58%
As of September 30, 2025, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2025	$7,742
2026	29,538
2027	26,300
2028	22,855
2029	18,465
2030	13,480
Thereafter	19,141
Total lease payments	137,521
Less imputed interest	(29,384)
Total	$108,137
As of September 30, 2025, the Company had a $2,020 undiscounted lease payment relating to a real estate lease that has not yet commenced. The operating lease will commence in the fourth quarter of 2025 with a lease term of approximately 10.3 years.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	September 30, 2025	December 31, 2024
PropTech convertible trading debt securities	$1,210	$1,254
Long-term investment securities at fair value (1)	3,233	3,127
PropTech investments at cost	6,150	6,400
PropTech investments under equity method	809	619
Total investments	11,402	11,400
Less PropTech current convertible trading debt securities (2)	—	1,254
Less PropTech investments accounted for under the equity method (3)	809	619
Total long-term investments	$10,593	$9,527
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These amounts are included in “Other current assets” on the condensed consolidated balance sheets.
(3) These amounts are included in “Equity-method investments” on the condensed consolidated balance sheets.
Net realized and unrealized gains (losses) on long-term investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net unrealized losses on PropTech convertible trading debt securities	$—	$—	$(44)	$—
Net unrealized gains (losses) on long-term investments at fair value	134	(22)	(2)	106
Net gains on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	1,225	18	1,303	519
Net realized and unrealized gains (losses) on long-term investment securities	$1,359	$(4)	$1,257	$625
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The remaining convertible note matures in February 2027.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of net unrealized gains (losses) on long-term investment securities at fair value during the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net unrealized gains (losses) on long-term investments at fair value	$134	$(22)	$(2)	$106
The Company has unfunded commitments of $480 related to long-term investment securities at fair value as of September 30, 2025.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies as of September 30, 2025. The total carrying value of equity securities without readily determinable fair values that do not qualify for the NAV practical expedient was $6,150 as of September 30, 2025 and $6,400 as of December 31, 2024. The Company did not record an impairment expense for the nine months ended September 30, 2025.

The Company recorded an impairment expense of $489 for the nine months ended September 30, 2024. The impairment was included in “Investment and other gains (losses)” on the condensed consolidated statements of operations.

6. EQUITY METHOD INVESTMENTS
Equity method investments consisted of the following:

	September 30, 2025	December 31, 2024
Ancillary services ventures	$2,197	$2,020

At September 30, 2025, the Company’s ownership percentages in these investments ranged from 5.3% to 50.0%. Due to the Company’s ability to exercise significant influence, but not control, related to these investments, the Company applies the equity method of accounting for these investments.

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

Maximum Exposure to Loss:
The Company’s maximum exposure to loss from its equity method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was $2,197 as of September 30, 2025.

7.    NOTES PAYABLE AND OTHER OBLIGATIONS
Notes payable and other obligations consisted of:

	September 30, 2025	December 31, 2024
Convertible Notes, net of unamortized discount of $15,317 and $17,330	$34,683	$32,670
Aggregate carrying value	$34,683	$32,670
*The fair value of the derivative embedded within the 7.0% Convertible Notes ($63,413 at September 30, 2025 and $30,253 at December 31, 2024), is separately classified as a derivative liability in the condensed consolidated balance sheets.
7.0% Convertible Notes due 2029:
In connection with and upon consummation of the DEPM Sale, on October 24, 2025, the Company repaid and redeemed all of its 7% Convertible Notes due 2029 (the “Convertible Notes”) for an aggregate payment of $95,000, including approximately $1,400 of accrued interest (the ”Redemption”). The liens on the assets of the Company and the subsidiary guarantors were released upon Redemption. The Redemption was effected because the noteholders informed the Company that they were not willing to waive their contractual redemption rights with respect to the Convertible Notes but would agree to a redemption of the Convertible Notes in connection with the consummation of the DEPM Sale.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Embedded Derivative on the Convertible Debt:
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s convertible debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Convertible Notes	$578	$487	$1,660	$487
Interest expense associated with embedded derivative	$578	$487	$1,660	$487
A summary of non-cash changes in fair value of derivative embedded within convertible debt is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Convertible Notes	$15,445	$20,166	$33,160	$20,166
Loss on changes in fair value of derivative embedded within convertible debt	$15,445	$20,166	$33,160	$20,166
Fair Values of Notes Payable and Other Obligations:
The estimated fair value of the Company’s notes payable is as follows:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$34,683	$41,123	$32,670	$41,002
Notes payable and other obligations	$34,683	$41,123	$32,670	$41,002
Notes payable and other obligations are recorded on the condensed consolidated balance sheets at amortized cost. The determinations of fair values disclosed above would be classified as Level 3 under the fair value hierarchy disclosed in Note 10. “Fair Value Measurements” to the Company’s condensed consolidated financial statements if such liabilities were recorded on the condensed consolidated balance sheets at fair value.
Letters of Credit:
As of September 30, 2025 and December 31, 2024, the Company had outstanding $2,645 and $2,990, respectively, of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
8.    COMMITMENTS AND CONTINGENCIES
Lease Commitments:
The Company leases office space under non-cancellable operating lease agreements. See Note 4. “Leases” to the Company’s condensed consolidated financial statements for further discussion.
Legal Matters:
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
While most of the industry-wide antitrust class action lawsuits launched by plaintiffs on behalf of a putative class of home sellers have been settled (although appeals challenging the settlements are still pending), including those against the Company, certain suits launched by plaintiffs on behalf of a putative class of home buyers are still pending. In November 2023, individual plaintiffs filed an action on behalf of a putative national class of home buyers from 1996 to the present in the Northern District of Illinois against certain real estate brokerage firms (the “Batton II case”), including the Company, alleging anticompetitive behavior similar to the now resolved Gibson case. In June 2024, plaintiffs voluntarily dismissed this action against the Company without prejudice. However, on June 11, 2024, plaintiffs’ counsel from the Batton II case added the Company as a defendant in the Lutz case in the United States District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM). This case was brought by individual plaintiffs who filed an action on behalf of a putative national class of home buyers from December 1996 through the present against certain real estate brokerage firms, alleging anticompetitive behavior in violation of federal antitrust laws, state antitrust and consumer protection laws, as well as asserting an unjust enrichment claim. The allegations and claims in the Lutz case are similar to the Batton II case. As this case was brought by a putative national class of home buyers, it is not subsumed within the Settlement Agreement resolving the antitrust actions brought by home sellers against the Company, except to the extent that the class includes home buyers who also are part of the home sellers settling class referenced above that released their claims as home buyers. On July 15, 2025, all of the Lutz plaintiffs’ claims against the Company were dismissed. The federal antitrust claim was dismissed with prejudice, and the state antitrust, consumer protection, and unjust enrichment claims were dismissed without prejudice with 21 days to replead. The Lutz plaintiffs filed their Third Amended Complaint on August 5, 2025, which the Company has moved to dismiss. The Company has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes for these industry-wide home buyer antitrust class action lawsuits as management concluded that it is not probable that a loss has been incurred and is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending industry-wide home buyer antitrust class action lawsuits.

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

Litigation is subject to uncertainty, and it is possible that there could be adverse developments in pending cases or that more cases, including antitrust lawsuits, could be commenced. With the commencement of any new case, the defense costs and the risks relating to the unpredictability of litigation increase. Legal defense costs are expensed as incurred. Management reviews on a quarterly basis with counsel all pending litigation and evaluates the probability of a loss being incurred and whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation. The Company is unable to reasonably estimate the financial impact of these litigation matters. For the three and nine months ended September 30, 2025, the Company incurred legal expenses and settlement costs totaling $9,638 and $17,447, respectively (included within “General and administrative expenses” on the condensed consolidated statements of operations, of which include $5,014 and $3,740 for settlement expenses, respectively). For the three and nine months ended September 30, 2024, the Company incurred legal expenses and settlement costs totaling $5,708 ($4,648 is included within “General and administrative expenses”, of which includes $54 for settlement expense, and $1,060 is included within “Operations and support expenses” on the condensed consolidated statement of operations) and $27,446 ($17,750 is included within “Antitrust litigation settlement expense”, $6,807 is included within “General and administrative expenses”, of which includes $431 for settlement expense, and $2,889 is included within “Operations and support expenses” on the condensed consolidated statement of operations), respectively. The Company’s condensed consolidated financial position, results of operations or cash flows could be materially adversely affected from an unfavorable outcome in, or settlement of, any of these matters.

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

9.    INCOME TAXES

Income tax expense was $11 for the three and nine months ended September 30, 2025, and $0 and $1,368 for the three and nine months ended September 30, 2024, respectively. Effective March 31, 2024, the Company established a valuation allowance for the full amount of deferred tax assets and recorded an expense related to the change in the prior year valuation allowance of $977.

Calculation of provision for income taxes in interim periods. The Company calculates its provision for income taxes for interim reporting periods by estimating its annual effective income tax rate based on full year projections, which do not include the impact of discrete items. It then applies the annual effective income tax rate against year-to-date pretax income to record income tax expense and then adjusts its provision for income tax expense for any discrete items. Because the Company had established a full valuation allowance against its deferred tax assets at each of December 31, 2024 and September 30, 2025, there were no discrete items for the three and nine months ended September 30, 2025.
The tax impact of the sale of the Company’s property management division in October 2025 will be treated as a discrete item in the fourth quarter of 2025.
Valuation Allowance. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized.

10.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of September 30, 2025
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$84,319	$84,319	$—	$—
U.S. treasury bills (2)	44,275	44,275	—	—
Certificates of deposit (3)	162	—	162	—
Long-term investments
PropTech convertible trading debt securities	1,210	—	—	1,210
Long-term investment securities at fair value (4)	3,233	—	—	—
Total long-term investments	4,443	—	—	1,210
Total assets	$133,199	$128,594	$162	$1,210

Liabilities:
Fair value of derivative embedded within convertible debt	63,413	—	—	63,413	(33,160)
Total liabilities	$63,413	$—	$—	$63,413	$(33,160)
`
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $5,421 that is included in current restricted cash and cash equivalents and $2,483 that is included in non-current restricted assets within Other assets.
(2)$44,275 included in Cash and cash equivalents.
(3)$162 included in Other assets on the condensed consolidated balance sheets.
(4)In accordance with ASC Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$85,535	$85,535	$—	$—
U.S. treasury bills (2)	52,744	52,744	—	—
Certificates of deposit (3)	507	—	507	—
PropTech convertible trading debt securities	1,254	—	—	1,254
Long-term investments
Long-term investment securities at fair value (4)	3,127	—	—	—
Total long-term investments	3,127	—	—	—
Total assets	$143,167	$138,279	$507	$1,254

Liabilities:
Fair value of derivative embedded within convertible debt	30,253	—	—	30,253	(14,978)
Total liabilities	$30,253	$—	$—	$30,253	$(14,978)

Nonrecurring fair value measurements
Long-term investments (5)	$—			$—	$(489)
	$—			$—	$(489)
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
The fair value of the derivative embedded within the convertible debt and the fair value of the convertible debt itself was derived using a binomial lattice valuation model. The derivative has been classified as Level 3. Change in fair value of derivative embedded within convertible debt are presented in the condensed consolidated statements of operations. The value of the embedded derivative is contingent on changes in interest rates, the Company’s stock price, stock price volatility, and the Company’s dividend yield. The Company’s stock price, volatility, and dividend yield are based on market observable inputs. The interest rate component of the value of the note is computed by calibrating the yield as of the issuance date, such that the value of the convertible note is equal to the principal net of the original issue discount. This yield is adjusted by the change in spreads from the discount curve equivalent to the Company’s implied credit rating.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The changes in the fair value of the Level 3 assets as of September 30, 2025 were as follows:

2025
Balance as of January 1	$1,254
Change in fair value of PropTech convertible trading debt securities	(44)
Balance as of September 30	$1,210

The changes in the fair value of the Level 3 liabilities as of September 30, 2025 were as follows:

2025
Balance as of January 1	$30,253
Change in fair value of derivative embedded within convertible debt	33,160
Balance as of September 30	$63,413

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows as of September 30, 2025:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2025	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,210	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2027
			Volatility	44.29%
			Discount rate	27.85%

Fair value of derivative embedded within convertible debt	$63,413	Binomial Lattice Model	Assumed annual stock dividend	—%
			Assumed annual cash dividend	—%
			Stock price	2.86
			Volatility	50%
			Risk-free rate	3.60%
			Implied credit spread	9.56%

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows as of December 31, 2024:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2024	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,254	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2025
			Volatility	46.82%
			Discount rate	25.65%

Fair value of derivative embedded within convertible debt	$30,253	Binomial Lattice Model	Assumed annual stock dividend	—%
			Assumed annual cash dividend	—%
			Stock price	1.67
			Volatility	50%
			Risk-free rate	4.36%
			Implied credit spread	8.06%
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. As discussed in Note 1(k), the Company recorded an impairment of fixed assets of $2,275 for the three and nine months ended September 30, 2025 on the condensed consolidated statements of operations. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2024.

11.    SEGMENT INFORMATION

Prior to January 1, 2025 (including, for the three and nine months ended September 30, 2024 and year ended December 31, 2024), the Company’s reportable segments were Real Estate Brokerage and Corporate Activities and Other, which consisted of the operations of our holding company which included the Company’s investment business that invests in select PropTech opportunities through our DOUG Ventures subsidiary. Effective on January 1, 2025, the Company is now managed as a single operating and reporting segment.
Previous reportable segments were recast because our chief executive officer (“CEO”), who became CEO in October 2024 and acts as the chief operating decision maker (“CODM”), began reviewing the operating performance of the Company as a whole, instead of on a segment basis as was done prior to January 1, 2025.
Furthermore, the CODM now evaluates the operating results and revenues of the Company as total real estate services, including PropTech investments, to make decisions. This change led to revisions in the nature and substance of information regularly provided to and used by the CODM and served to align our reported results to evaluate the performance of our businesses and related trends. The CODM uses and compares results, which includes operating loss and investment and other income, to prior periods and, based on these results, assesses performance and identifies trends of ongoing operations.
As the Company is now managed as a single operating and reportable segment, the measure of segment profit or loss is the condensed consolidated net loss. The measure of segment assets is reported on the Company’s condensed consolidated balance sheets.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
As a result, beginning in the first quarter of 2025, the Company began to report its financial results as a single reportable segment. Presentation of the Company’s financial information for the three and nine months ended September 30, 2025 and 2024, and year ended December 31, 2024 is reported as one segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Prior period information has been recast to conform to the current presentation.
Financial information for the Company’s revenue and expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Total Revenue	$262,838	$266,316	$787,607	$752,306

Operating expenses:
Real estate agent commissions	192,771	199,133	583,890	564,606
Sales and marketing	19,711	19,240	59,519	62,691
Operations and support	17,575	18,774	53,078	55,572
General and administrative	32,220	28,659	85,722	80,530
Technology	5,964	6,025	17,265	17,301
Depreciation and amortization	2,183	1,898	6,302	5,808
Antitrust litigation settlement expense	—	—	—	17,750
Impairment of fixed assets	2,275	—	2,275	—
Restructuring	794	18	1,092	616
Operating loss	(10,655)	(7,431)	(21,536)	(52,568)
Other income (expenses):
Interest expense	(1,573)	(1,461)	(4,648)	(1,475)
Interest income	1,366	1,551	3,986	3,989
Equity in (losses) earnings from equity-method investments	(23)	62	178	49
Change in fair value of derivative embedded within convertible debt	(15,445)	(20,166)	(33,160)	(20,166)
Investment and other gains (losses)	1,399	(4)	1,340	625
Loss before provision for income tax	(24,931)	(27,449)	(53,840)	(69,546)
Income tax expense	11	—	11	1,368
Net loss	(24,942)	(27,449)	(53,851)	(70,914)
Net loss attributed to non-controlling interest	251	269	502	595
Net loss attributed to Douglas Elliman Inc.	$(24,691)	$(27,180)	$(53,349)	$(70,319)
For the three months ended September 30, 2025, $1,891 of stock-based compensation is included within General and administrative expenses and $271 is included within Operations and support expenses on the condensed consolidated statements of operations. For the three months ended September 30, 2024, $3,616 of stock-based compensation is included within General and administrative expenses and $271 is included within Operations and support expenses on the condensed consolidated statements of operations.
For the nine months ended September 30, 2025, $5,517 of stock-based compensation is included within General and administrative expenses and $804 is included within Operations and support expenses on the condensed consolidated statements of operations. For the nine months ended September 30, 2024, $9,924 of stock-based compensation is included within General and administrative expenses and $793 is included within Operations and support expenses on the condensed consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company’s identifiable assets and capital expenditures for September 30, 2025 and December 31, 2024 were as follows:

Nine Months Ended September 30, 2025
Identifiable assets	$480,602
Capital expenditures	$3,041

Year Ended December 31, 2024
Identifiable assets	$493,888
Capital expenditures	$5,534
12. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit of $20,640 and $37,967 as of September 30, 2025 and December 31, 2024, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts or Stated Otherwise)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Audited Consolidated Financial Statements as of and for the year ended December 31, 2024 and Notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), and our Condensed Consolidated Financial Statements and related Notes as of and for the three and nine months ended September 30, 2025. Any forward-looking statements are not historical facts, but rather they are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Any forward-looking statements are subject to several important factors, including those factors discussed under “Risk Factors” in our 2024 Annual Report and this Quarterly Report and “Special Note on Forward-Looking Statements,” that could cause our actual results to differ materially from those indicated in such forward-looking statements. References to “Douglas Elliman” or “Company” refer to Douglas Elliman Inc. Certain references to “Douglas Elliman Realty” refer to the Company’s residential real estate brokerage business, including the operations of Douglas Elliman Realty, LLC and Douglas Elliman of California Inc., unless otherwise specified.

Overview
Douglas Elliman Realty operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Texas, Colorado, Nevada, Massachusetts, Connecticut, Maryland, Virginia, Washington, D.C., and New Jersey. We also operate our investment business that invests in select PropTech opportunities through our DOUG Ventures (f/k/a New Valley Ventures LLC) subsidiary.

Change in Reportable Segments
Beginning in the first quarter of 2025, our business began to report our financial results as a single reportable segment. Presentation of our financial information for the three and nine months ended September 30, 2025 and 2024, and year ended December 31, 2024 is reported as one segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Prior period information has been recast to conform to the current presentation. For more information, see Note 11, “Segment Information” to our condensed consolidated financial statements.

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman, Adjusted EBITDA attributed to Douglas Elliman Margin and financial measures for the last twelve months ended September 30, 2025 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

Key Business Metrics

	Last twelve months ended	Nine months ended September 30,		Year ended December 31, 2024
	September 30, 2025	2025	2024
Total transactions (1)	21,436	16,099	16,444	21,781
Gross transaction value (in billions) (2)	$38.9	$30.1	$27.6	$36.4
Average transaction value per transaction (in thousands) (3)	$1,813.4	$1,870.9	$1,679.1	$1,669.6
Number of Principal Agents (4)	4,655	4,655	5,062	5,264
Annual Retention (5)	84%	N/A	N/A	89%
Net loss attributed to Douglas Elliman Inc.	$(59,346)	$(53,349)	$(70,319)	$(76,316)
Net loss margin	(5.76)%	(6.77)%	(9.35)%	(7.67)%
Adjusted EBITDA attributed to Douglas Elliman	$(2,454)	$2,949	$(12,380)	$(17,783)
Adjusted EBITDA attributed to Douglas Elliman Margin	(0.24)%	0.37%	(1.65)%	(1.79)%
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
We believe that Non-GAAP Financial Measures are important measures that supplement analysis of our results of operations and enhance an understanding of our operating performance. We believe Non-GAAP Financial Measures provide a useful measure of operating results unaffected by non-recurring items, differences in capital structures and ages of related assets among otherwise comparable companies. Management uses Non-GAAP Financial Measures as measures to review and assess the operating performance of our business, and management and investors should review both the overall performance (GAAP net income/loss) and the operating performance (Non-GAAP Financial Measures) of our business. While management considers Non-GAAP Financial Measures to be important, they should be considered in addition to, but not as substitutes for or superior to, other measures of financial performance prepared in accordance with GAAP, such as operating income/loss, and net income/loss. In addition, Non-GAAP Financial Measures are susceptible to varying calculations and our measurement of Non-GAAP Financial Measures may not be comparable to those of other companies.
Reconciliations of these non-GAAP measures are provided in the table below (in thousands).

Computation of Adjusted EBITDA attributed to Douglas Elliman

	Last twelve months ended	Nine months ended September 30,		Year ended December 31, 2024
	September 30, 2025	2025	2024
Net loss attributed to Douglas Elliman Inc.	$(59,346)	$(53,349)	$(70,319)	$(76,316)
Interest expense	6,112	4,648	1,475	2,939
Interest income	(5,530)	(3,986)	(3,989)	(5,533)
Income tax (benefit) expense	(240)	11	1,368	1,117
Net loss attributed to non-controlling interest	(593)	(502)	(595)	(686)
Depreciation and amortization	8,230	6,302	5,808	7,736
EBITDA	(51,367)	(46,876)	(66,252)	(70,743)
Stock-based compensation (a)	2,178	6,321	10,717	6,574
Equity in (earnings) losses from equity method investments (b)	(165)	(178)	(49)	(36)
Change in fair value of derivative embedded within convertible debt	27,972	33,160	20,166	14,978
Litigation, settlement and related expenses, net (c)	19,343	8,713	22,703	33,333
Executive severance and separation expense (benefit) (d)	1,517	(493)	—	2,010
Impairment of fixed assets	2,275	2,275	—	—
Restructuring	1,517	1,092	616	1,041
Investment and other gains	(6,004)	(1,340)	(625)	(5,289)
Adjusted EBITDA	(2,734)	2,674	(12,724)	(18,132)
Adjusted EBITDA attributed to non-controlling interest	280	275	344	349
Adjusted EBITDA attributed to Douglas Elliman	$(2,454)	$2,949	$(12,380)	$(17,783)

_____________________________
(a)Represents amortization of stock-based compensation. For the last twelve months ended September 30, 2025, $1,103 of stock-based compensation is included within General and administrative expenses and $1,075 is included within Operations and support expenses on the condensed consolidated statements of operations. For the nine months ended September 30, 2025, $5,517 of stock-based compensation is included within General and administrative expenses and $804 is included within Operations and support expenses on the condensed consolidated statements of operations. For the nine months ended September 30, 2024, $9,924 of stock-based compensation is included within General and administrative expenses and $793 is included within Operations and support expenses on the condensed consolidated statements of operations. For the year ended December 31, 2024, $5,510 of stock-based compensation is included within General and administrative expenses and $1,064 is included within Operations and support expenses on the consolidated statements of operations.
(b)Represents equity in (earnings) losses recognized from equity method investment that is accounted for under the equity method and is not consolidated in our financial results.
(c)Represents unusual litigation expense, settlement and related expenses incurred in connection with industry-wide antitrust class action lawsuits and other matters related to employees and agents. For the last twelve months and nine months ended September 30, 2025, $19,343 and $8,713, net of amounts recovered from insurance, are included within General and administrative expenses on the condensed consolidated statements of operations, respectively. For the nine months ended September 30, 2024, we incurred such expenses of $22,703 with $17,750 being included in Antitrust litigation settlement expense, $3,222 being included in General and administrative expenses and $1,731 being included in Operations and support expenses, in the condensed consolidated statement of operations. For the year ended December 31, 2024, we incurred unusual litigation expense, settlement and related expenses, net of $33,333 with $17,750 being included in Antitrust litigation settlement expense and $15,583 being included in General and administrative expenses on the consolidated statement of operations.
(d)     For the last twelve months and nine months ended September 30, 2025, expense of $1,517 and benefit of $493, net of amounts recovered from insurance, are included within General and administrative expenses on the condensed consolidated statement of operations, respectively. For the year ended December 31, 2024, $2,010 is included within General and administrative expenses on the consolidated statement of operations.
Recent Developments

Sale of Douglas Elliman Property Management. On October 24, 2025, Douglas Elliman Realty sold its property management subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management (“DEPM”), for a base purchase price of $85,000, subject to adjustments for cash, indebtedness, transaction expenses and working capital amounts. See Note 1(l), “Sale of Douglas Elliman Property Management” to our condensed consolidated financial statements.
Redemption and Repayment of 7.0% Senior Secured Convertible Note. On October 24, 2025, we repaid and redeemed all of our senior secured convertible promissory notes due July 2, 2029 for an aggregate payment of $95,000, including approximately $1,400 of accrued interest to the closing date. The liens on the assets of the Company and the subsidiary guarantors were released upon redemption. See Note 7, “Notes Payable and Other Obligations” to our condensed consolidated financial statements.
Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.
The primary components of our operating expenses are summarized below:
•Sales and marketing. Sales and marketing expenses consist primarily of marketing and advertising expenses, compensation and other personnel-related costs for employees supporting sales, marketing, expansion and related functions, occupancy-related costs and agent acquisition incentives.

•Operations and support. Operations and support expenses consist primarily of compensation and other personnel-related costs for employees supporting agents, third-party consulting and professional services costs (not included in general and administrative or technology), commissions related to escrow transactions, fair value adjustments to contingent consideration for our acquisitions and other related expenses.

•General and administrative. General and administrative expenses consist primarily of compensation, stock-based compensation expense and other personnel-related costs for administrative employees, including executives, finance and accounting, legal, human resources, communications, property management and escrow services as well as the occupancy costs for our headquarters and other offices supporting our administrative functions and, for the three and nine months ended September 30, 2024, transition service fees paid to our former parent, Vector Group, for the use of office space and employees, professional services fees for legal and finance, insurance expenses and talent acquisition expenses.

•Technology. Technology expenses consist primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses of PropTech and other related expenses associated with the implementation of our technology initiatives.

As discussed previously, effective on January 1, 2025, we began to report our financial results as a single operating and reportable segment. Therefore, the presentation of our business’s financial information for the three and nine months ended September 30, 2025 and 2024 will be reported as one segment. For more information, see Note 11, “Segment Information” to our condensed consolidated financial statements.

Three months ended September 30, 2025 Compared to the Three months ended September 30, 2024
The following table sets forth our revenue and operating loss for the three months ended September 30, 2025 compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Revenue	$262,838	$266,316

Operating expenses:
Real estate agent commissions	$192,771	$199,133
Sales and marketing	19,711	19,240
Operations and support	17,575	18,774
General and administrative	32,220	28,659
Technology	5,964	6,025
Depreciation and amortization	2,183	1,898
Impairment of fixed assets	2,275	—
Restructuring	794	18
Operating loss	(10,655)	(7,431)
Other expense, net	(14,276)	(20,018)
Loss before provision for income taxes	(24,931)	(27,449)
Income tax expense	11	—
Net loss	(24,942)	(27,449)
Net loss attributed to non-controlling interest	251	269
Net loss attributed to Douglas Elliman Inc.	$(24,691)	$(27,180)

Revenues. Our revenues were $262,838 for the three months ended September 30, 2025 compared to $266,316 for the three months ended September 30, 2024. The $3,478 decline in revenues was primarily due to lower commissions and other brokerage income, which was driven by decreased existing home sales and revenues from our Development Marketing division compared to the 2024 period. In the third quarter of 2025, our results continued to be negatively impacted by economic pressures, which were driven by geopolitical uncertainties, including global economic policies, as well as industry-specific headwinds related to the continuation of elevated mortgage rates, when compared to recent history.
Our revenues from commission and other brokerage income were $250,354 for the three months ended September 30, 2025 compared to $254,074 for the three months ended September 30, 2024, a decline of $3,720. In the three months ended September 30, 2025, our commission and other brokerage income generated from the sales of existing homes decreased by $5,380 in New York City and $5,603 in the Florida market. Additionally, our revenues from Development Marketing declined by $478. This was partially offset by an increase in revenues in the Northeast region of $4,818 and the West region of $2,923 in the 2025 period compared to the 2024 period.
Operating expenses. Our operating expenses were $273,493 for the three months ended September 30, 2025 compared to $273,747 for the three months ended September 30, 2024. The decline of $254 was due primarily to declines in real estate brokerage commissions of $6,362 arising primarily from declines in commissions and other brokerage income as well as improved margins on certain Development Marketing projects. These amounts were partially offset by an increase in general and administrative expenses of $3,561 primarily due to increases in legal and personnel expenses.
Real Estate Agent Commissions. As a result of declines in our commissions and other brokerage income, as well as a decline in our commission expense as a percentage of revenues, our real estate agent commissions expense was $192,771 for the three months ended September 30, 2025 compared to $199,133 for the three months ended September 30, 2024, representing a decline of $6,362. Real estate agent commissions expense, as a percentage of revenues, decreased to 73.3% for the three months ended September 30, 2025 compared to 74.8% for the three months ended September 30, 2024. This percentage decline was primarily driven by improved margins from our Development Marketing division in the 2025 period.
Gross profit. We define gross profit as the remaining portion after real estate agent commissions are subtracted from our revenues. Gross profit was $70,067 for the three months ended September 30, 2025, compared to $67,183 for the three months ended September 30, 2024. The increase primarily resulted from our Development Marketing division, in which sales of developer-represented units for the three months ended September 30, 2025 contributed to an increased gross profit.
Sales and Marketing. Sales and marketing expenses were $19,711 for the three months ended September 30, 2025 compared to $19,240 for the three months ended September 30, 2024.
Operations and support. Operations and support expenses were $17,575 for the three months ended September 30, 2025 compared to $18,774 for the three months ended September 30, 2024.
General and administrative. General and administrative expenses were $32,220 for the three months ended September 30, 2025 compared to $28,659 for the three months ended September 30, 2024, representing an increase of $3,561, which was primarily due to increases in legal and personnel expenses.
Technology. Technology expenses were $5,964 for the three months ended September 30, 2025 compared to $6,025 for the three months ended September 30, 2024.

Impairment of fixed assets. Impairment of fixed assets was $2,275 for the three months ended September 30, 2025 due to the abandonment of an agent onboarding application.

Operating loss. Operating loss was $10,655 for the three months ended September 30, 2025 compared to $7,431 for the same period in 2024. The $3,224 increase in operating loss was primarily due to an increase in general and administrative expenses of $3,561, which was primarily due to increases in legal and personnel expenses, and was partially offset by improved gross profit of $2,884 during the three months ended September 30, 2025.
Other income (expenses). Other expense was $14,276 for the three months ended September 30, 2025 compared to other expense of $20,018 for the three months ended September 30, 2024. For the three months ended September 30, 2025, other expense primarily consisted of the $15,445 loss from change in the fair value of the derivative embedded within convertible debt, partially offset by the $1,225 gain from the monetization of our remaining interest in Bilt Technologies in July 2025. For the three months ended September 30, 2024, other expense primarily consisted of the $20,166 loss from the change in fair value of derivative embedded within convertible debt.
Loss before provision for income taxes. Loss before income taxes was $24,931 and $27,449 for the three months ended September 30, 2025 and 2024, respectively.
Income tax expense. Income tax expense was $11 for the three months ended September 30, 2025. There was no income tax expense for the three months ended September 30, 2024. We calculate our provision for income taxes for interim reporting periods based upon our estimate of the annual effective income tax rate based on full year projections, which does not include the impact of discrete items. We then apply the annual effective income tax rate against year-to-date pretax income to record income tax expense and then adjust our provision for income tax expense for any discrete items. Because we had established a full valuation allowance against our deferred tax assets as each of September 30, 2024 and September 30, 2025, there were no discrete items for either the three months ended September 30, 2025 or 2024.
The tax impact of the sale of our property management division in October 2025 will be treated as a discrete item in the fourth quarter of 2025.

Nine months ended September 30, 2025 Compared to Nine months ended September 30, 2024
The following table sets forth our revenue and operating loss for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Revenue	$787,607	$752,306

Operating expenses:
Real estate agent commissions	$583,890	$564,606
Sales and marketing	59,519	62,691
Operations and support	53,078	55,572
General and administrative	85,722	80,530
Technology	17,265	17,301
Depreciation and amortization	6,302	5,808
Antitrust litigation settlement expense	—	17,750
Impairment of fixed assets	2,275	—
Restructuring	1,092	616
Operating loss	(21,536)	(52,568)
Other expense, net	(32,304)	(16,978)
Loss before provision for income taxes	(53,840)	(69,546)
Income tax expense	11	1,368
Net loss	(53,851)	(70,914)
Net loss attributed to non-controlling interest	502	595
Net loss attributed to Douglas Elliman Inc.	$(53,349)	$(70,319)

Revenues. Our revenues were $787,607 for the nine months ended September 30, 2025 compared to $752,306 for the nine months ended September 30, 2024. The $35,301 increase in revenues was primarily due to higher commissions and other brokerage income, driven by an increased number of transactions and higher transaction values from existing home sales in the Northeast region, as well as an increase in revenue from the Development Marketing division compared to the 2024 period.
Our revenues from commission and other brokerage income totaled $749,513 for the nine months ended September 30, 2025, compared to $714,652 for the nine months ended September 30, 2024, representing an increase of $34,861. For the nine months ended September 30, 2025, our commission and other brokerage income from existing homes sales increased by $12,396 in the Northeast region (excluding New York City). Additionally, our revenues from Development Marketing increased by $17,223, primarily related to the Florida and New York City markets during the 2025 period compared to 2024.
Operating expenses. Our operating expenses were $809,143 for the nine months ended September 30, 2025, compared to $804,874 for the nine months ended September 30, 2024. The $4,269 increase was primarily due to higher real estate brokerage commissions of $19,284 resulting from increased revenues, partially offset by the $17,750 antitrust litigation settlement expense incurred in 2024.
Real Estate Agent Commissions. As a result of increased commissions and other brokerage income, which were partially offset by a decline in our commission expense as a percentage of revenues, our real estate agent commissions expense was $583,890 for the nine months ended September 30, 2025, compared to $564,606 for the nine months ended September 30, 2024, representing an increase of $19,284. Real estate agent commissions expense as a percentage of revenues decreased to 74.1% for the nine months ended September 30, 2025, compared to 75.1% for the nine months ended September 30, 2024. This decline in percentage was primarily driven by a higher percentage of commission revenues derived from the Development Marketing division.
Gross profit. We define gross profit as the remaining portion after real estate agent commissions are subtracted from our revenues. For the nine months ended September 30, 2025, our gross profit was $203,717, which increased from $187,700 for the nine months ended September 30, 2024. This increase primarily resulted from increased existing home sales in our New York City and Northeast regions as well as our Development Marketing division, in which sales of developer-represented units for the nine months ended September 30, 2025 contributed to an increased gross profit.

Sales and Marketing. Sales and marketing expenses were $59,519 for the nine months ended September 30, 2025, compared to $62,691 for the nine months ended September 30, 2024. The decline in expenses is attributable to expense rationalization efforts to streamline our sales and marketing process.
Operations and support. Operations and support expenses were $53,078 for the nine months ended September 30, 2025, compared to $55,572 for the nine months ended September 30, 2024.
General and administrative. General and administrative expenses were $85,722 for the nine months ended September 30, 2025, compared to $80,530 for the nine months ended September 30, 2024, representing an increase of $5,192, which was primarily due to increases in legal and personnel expenses.
Technology. Technology expenses were $17,265 for the nine months ended September 30, 2025, compared to $17,301 for the nine months ended September 30, 2024.

Impairment of fixed assets. Impairment of fixed assets was $2,275 for the nine months ended September 30, 2025 due to the abandonment of an agent onboarding application.

Operating loss. Operating loss was $21,536 for the nine months ended September 30, 2025, compared to $52,568 for the nine months ended September 30, 2024. The $31,032 decline in operating loss was primarily due to the absence of the $17,750 antitrust litigation settlement expense, which was incurred in 2024, as well as improved gross profit of $16,017 and was partially offset by an increase in general and administrative expenses of $5,192 in 2025.
Other income (expenses). Other expense was $32,304 for the nine months ended September 30, 2025, compared to other expense of $16,978 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, other expense primarily consisted of the $33,160 loss from the change in fair value of the derivative embedded within convertible debt and was offset by the $1,225 gain from the monetization of Bilt Technologies. For the nine months ended September 30, 2024, other expense primarily consisted of the $20,166 loss from the change in fair value of derivative embedded within convertible debt.
Loss before provision for income taxes. Loss before income taxes was $53,840 for the nine months ended September 30, 2025, and $69,546 for the nine months ended September 30, 2024 due to the factors described above.
Income tax expense. Income tax expense was $11 for the nine months ended September 30, 2025, compared to $1,368 for the nine months ended September 30, 2024. We calculate our provision for income taxes for interim reporting periods based upon our estimate of the annual effective income tax rate based on full year projections, which does not include the impact of discrete items. We then apply the annual effective income tax rate against year-to-date pretax income to record income tax expense and then adjust our provision for income tax expense for any discrete items. Because we had established a full valuation allowance against our deferred tax assets as each of September 30, 2024 and September 30, 2025, there were no discrete items for either the nine months ended September 30, 2025 or 2024. We refine annual estimates as current information becomes available.
The tax impact of the sale of our property management division in October 2025 will be treated as a discrete item in the fourth quarter of 2025.
During the nine months ended September 30, 2024, we analyzed the likelihood of utilizing our deferred tax assets and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result we recorded the change in prior year valuation allowance of $977.
Summary of PropTech Investments
As of September 30, 2025, DOUG Ventures had investments (at a carrying value) of approximately $11,402 in PropTech companies. This amounts to approximately 2% of the value of Douglas Elliman’s total assets, which totaled approximately $481 million as of September 30, 2025. In July 2025, we monetized our remaining investment in Bilt Technologies for $1,533 and recorded a gain of $1,225 during the three months ended September 30, 2025.
Liquidity and Capital Resources
Cash, cash equivalents and restricted cash increased by $8,686 to $150,907, which included $7,904 of restricted cash, during the nine months ended September 30, 2025. This compares to an increase of $27,746, to $157,263, which included restricted cash of $5,847, during the nine months ended September 30, 2024. The decline in the increase was primarily the result of the absence of proceeds from the convertible debt issuance and was partially offset by a decline in operating loss.
Cash provided by operations was $505 for the nine months ended September 30, 2025, compared to cash used in operations of $16,987 for the nine months ended September 30, 2024. The change in the cash activity from operations in the 2025 period was attributable to a reduction in operating loss and lower liability payments (primarily cash bonuses) in the 2025 period which were offset by the net impact of increased development marketing closings in 2025 as well as the absence of an income tax refund in the 2025 period.
Cash provided by investing activities was $8,266 for the nine months ended September 30, 2025, compared to cash used in investing activities of $2,009 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, cash provided by investing activities was comprised of the proceeds from sale of short-term investments of $97,677 and proceeds from the sale of investments of $1,611 in our PropTech business. These inflows were partially offset by the purchase of short-term investments of $87,873, long-term investments of $108, and capital expenditures of $3,041. For the nine months ended September 30, 2024, cash used in investing activities was comprised of capital expenditures of $4,273 and the purchase of long-term investments of $259 in our PropTech business. This was offset by $2,523 of distributions from our investments in equity securities.
Our investment philosophy is to maximize return on investments by seeking reasonable expectations for return when investing in equity-method investments and PropTech investments, as well as when making capital expenditures.
Cash used in financing activities was $85 for the nine months ended September 30, 2025, compared to cash provided by financing activities of $46,742 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, cash used in financing activities was comprised of withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting of $85. For the nine months ended September 30, 2024, cash provided by financing activities was comprised of proceeds from debt issuance of $48,750. This was offset by deferred financing charges of $1,997 and $11 for payroll tax liabilities associated with restricted stock withheld upon the vesting of restricted stock.
Convertible Notes. On July 2, 2024, we issued the Convertible Notes in the aggregate principal amount of $50,000 that bore interest at a rate of 7.0% per annum, payable in cash, or, at our election, 8.0% per annum paid in kind, due semi-annually. In connection with and upon consummation of the DEPM Sale, on October 24, 2025, we repaid and redeemed all of our Convertible Notes for an aggregate payment of $95,000, including approximately $1,400 of accrued interest. For more information, see Note 7, “Notes Payable and Other Obligations” to our condensed consolidated financial statements.

We continue to evaluate our capital structure and current market conditions related to our capital structure. We regularly review and evaluate potential acquisitions, joint ventures, divestitures, and other strategic transactions. For example, we may acquire, or seek to acquire, additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make other revisions to our capital structure, including, if authorized by our Board of Directors, the repurchase of our common stock in open market transactions. These initiatives may limit our liquidity otherwise available.

We had cash and cash equivalents of approximately $143,003 as of September 30, 2025 and, in addition to any cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, together with expected cash flows from our operations and proceeds from any available financings, should be sufficient to meet our liquidity needs over the next twelve months. We may acquire or seek to acquire additional operating businesses through mergers, asset purchases, stock acquisitions, or other means, or pursue other investments, which could limit the liquidity otherwise available to us.

Real Estate Brokerage Litigation. On April 26, 2024, we entered into a settlement agreement to resolve all claims on a nationwide basis in the pending class action litigations, Gibson v. NAR, No. 4:23-cv-00788-SRB (W.D. Mo.) and Umpa v. NAR, 4:23-cv-00945-SRB (W.D. Mo.) alleging claims on behalf of sellers against Douglas Elliman Inc. and our subsidiaries. Under the settlement agreement, we agreed to pay $7,750 within 30 business days of preliminary approval of the settlement by the court, as well as two $5,000 contingent payments subject to certain financial contingencies through December 31, 2027. On July 15, 2025, all of the Lutz plaintiffs’ claims against us were dismissed. The federal antitrust claim was dismissed with prejudice, and the state antitrust, consumer protection, and unjust enrichment claims were dismissed without prejudice with 21 days to replead. The Lutz plaintiffs filed their Third Amended Complaint on August 5, 2025, which we moved to dismiss.

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

Management cannot predict the cash requirements related to any future settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against our business or the costs of defending such cases. It is possible that our consolidated financial position, results of operations or cash flows in any future period could be materially adversely affected by an unfavorable outcome in any such litigation. For more information, see Note 8, “Commitments and Contingencies” to our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to certain matters as title to assets sold and licensed or certain intellectual property rights and, in connection with the sale of our property management division, certain known liabilities as of October 24, 2025. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2025, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of September 30, 2025 and December 31, 2024, we had outstanding approximately $2,645 and $2,990, respectively, of letters of credit, which are collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.
As a service to its customers, Portfolio Escrow Inc., a subsidiary of Douglas Elliman, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit of $20,640 and $37,967 as of September 30, 2025 and December 31, 2024, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of Portfolio Escrow Inc., the subsidiary of Douglas Elliman (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of ours remains contingently liable for the disposition of these deposits.

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
New Accounting Pronouncements
Refer to Note 1, “Summary of Significant Accounting Policies” to our condensed consolidated financial statements for further information on New Accounting Pronouncements.

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

•litigation risks, the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in or acquire,
•adverse changes in global, national, regional and local economic and market conditions,
•the impacts of the One Big Beautiful Bill Act of 2025 and the Inflation Reduction Act of 2022, including the continued impact on the markets of our business,
•effects of industry competition, severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity,
•the tax-free treatment of the Vector Group’s distribution of our common stock to its stockholders,
•the failure of Vector Group to satisfy its respective obligations under the agreements entered into in connection with the Distribution, and
•the additional factors described under “Risk Factors” in our 2024 Annual Report filed with the SEC as updated in our quarterly report.
Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our 2024 Annual Report filed with the SEC, as updated in our quarterly report.
Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. The forward-looking statements speak only as of the date they are made and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this quarterly report. New factors may emerge, and it is not possible to predict all factors that may affect our business and operations.

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

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Note 8, “Commitments and Contingencies” to our condensed consolidated financial statements, incorporated herein by reference, which contains a general description of certain legal proceedings to which we or our subsidiaries are a party.

ITEM 1A.    RISK FACTORS

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2024 Annual Report and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities of ours which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) have been issued or sold by us during the three months ended September 30, 2025. In addition, we did not repurchase any of our equity securities during the three months ended September 30, 2025.

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

In the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

ITEM 6.    EXHIBITS:

10.1	Employment Agreement between the Company and Bradley H. Brodie, dated as of July 28, 2025.

10.2	Retention Bonus Agreement between the Company and Stephen T. Larkin dated July 21, 2025.

10.3†+	Equity Purchase Agreement by and among Residential Management Group, LLC, Douglas Elliman Realty, LLC and PMG Holdings, Inc. dated October 24, 2025.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).

_____________________________
*    Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
†     Certain portions of this exhibit have been omitted pursuant to Regulation S-K, Item 601(b)(10)
+    Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K, Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Executive Vice President, Treasurer and Chief Financial Officer
Date:	November 5, 2025