Form 10-K
period 2025-12-31
Douglas Elliman Inc.
filed 2026-03-16
CIK 1878897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
_____________________________________________
DOUGLAS ELLIMAN INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	1-41054	87-2176850
(State or other jurisdiction of incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
The aggregate market value of the common stock held by non-affiliates of Douglas Elliman Inc. as of June 30, 2025 was approximately $191.1 million.
At March 11, 2026, Douglas Elliman Inc. had 88,217,442 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the definitive Proxy Statement for the 2026 Annual Meeting of Stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

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
•Our international expansion and launch of Elliman International may subject us to different or greater risks from those associated with our operations in the United States;
•Our mortgage business subjects us to additional risks and we may not realize the expected benefits from our mortgage business;
•The use of technology that incorporates AI presents risks relating to confidentiality, creation of inaccurate and flawed outputs and emerging regulatory risk, any or all of which may adversely affect our business and results of operations;
•Severe weather events or natural or man-made disasters, including increasing severity or frequency of such events, or other catastrophic events (including public health crises) may disrupt our business;
•There are risks inherent in PropTech Investments;
•We may engage in business activities that could result in us holding investment interests in entities which could subject us to regulation under the Investment Company Act of 1940;
•Our quarterly results and other operating metrics may fluctuate from quarter to quarter, which makes these metrics difficult to predict;
•Douglas Elliman Inc. is a holding company and depends on cash payments from our subsidiaries to meet our obligations;
•We may not pay dividends on our common stock;
•Our liquidity could be adversely affected by conditions in the financial markets or the negative performance of financial institutions;
•Competing demands and expectations from employees, investors and other third parties relating to environmental, social and governance factors may expose us to additional costs and new risks;
•Loss or attrition among our senior executives or other key employees and our inability to develop our existing workforce and to recruit top talent could adversely affect our financial performance;
•We are periodically subject to claims, lawsuits, government investigations and other proceedings;
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
•Changes in accounting standards, subjective assumptions and estimates used by management related to complex accounting matters could have an adverse effect on our reported results; and
•Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

ITEM 1. BUSINESS

Overview

Douglas Elliman Inc. is a holding company that, through its subsidiaries, is engaged in the real estate services business. Douglas Elliman owns Douglas Elliman Realty, LLC, one of the largest residential brokerage companies in the New York metropolitan area, which includes New York City, Long Island, the Hamptons, Westchester, Connecticut and New Jersey, and also conducts operations in Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia, and Washington D.C. We also offer, including through our subsidiaries and ventures, development marketing services and ancillary services, such as mortgage, title and escrow services.

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

Strategy

Since its inception in 1911, Douglas Elliman has challenged the status quo of the real estate industry. We were founded on Douglas L. Elliman’s vision that New Yorkers would shift their preference for traditional homes to favor luxury apartments that were both sold and managed by comprehensive real estate companies. More than a century later, the Douglas Elliman brand is still associated with service, luxury and forward thinking — our markets are primarily international finance hubs that are densely populated and offer housing inventory at premium price points. The average transaction value of a home we sold in 2025 was approximately $1.86 million — significantly higher than our principal competitors.

Douglas Elliman boasts a prestigious luxury brand that is complemented by a comprehensive suite of technology-enabled real estate services and investments. These distinguishing qualities position us to capitalize on opportunities in the U.S. residential real estate market. We are bringing innovative, technology-driven solutions to Douglas Elliman by adopting new technology solutions for our agents and their clients. Our model is to source and use best-of-breed products and services that we believe will increase our efficiency. In addition to entering business relationships with these technology companies, we have invested in property technology, or PropTech, companies and leveraged our relationships to provide these companies with access to our agents and their clients, as well as our knowledge and experience. We believe these collaborative relationships have been mutually beneficial because they have kept Douglas Elliman both asset light and on the cutting edge of the industry by offering our agents innovative solutions and services that can be integrated into our technology. Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

Since 2021, according to the National Association of Realtors, or NAR, existing home sales have declined or remained flat compared to the previous year. In 2025, existing home sales were 4.06 million, which was flat with 2024. Although sales in 2025 and 2024 were little changed from 2023, when sales of existing homes were 4.09 million units, existing home sales in 2025 were the lowest since 1995. Nonetheless, the national median home price for 2025 and 2024, respectively, rose 1.7% and 4.7% from the prior year, according to NAR. By comparison, our average sales price increased by 11% to $1.86 million in 2025 from $1.67 million in 2024.

We believe our competitive advantages in the luxury markets distinguish us from our competitors and our comprehensive suite of real estate solutions, the strength of our brand name, and our talented team of agents and employees set us apart in the industry. In 2025 and 2024, Douglas Elliman was named the most trusted real estate brokerage firm in the United States as part of the America’s Most Trusted Series by Lifestory Research. As the real estate brokerage industry evolves and addresses challenges related to constrained inventory of homes as well as higher mortgage rates, we continue to pursue profitable growth opportunities through the expansion of our footprint and new ancillary real estate service offerings, continued recruitment of best-in-class talent, acquisitions (acqui-hires), and operational efficiencies. We will continue to employ a disciplined capital allocation strategy aimed at generating sustainable long-term value for our stockholders.

Real Estate Services

Large residential brokerage company with a recognized luxury brand. The Douglas Elliman name is synonymous with luxury and we serve many of the leading luxury markets in the United States. Douglas Elliman is one of the largest residential brokerage companies in the New York metropolitan area, which includes New York City, Long Island, the Hamptons, Westchester, Connecticut and New Jersey. As of December 31, 2025, Douglas Elliman had 114 offices with approximately 5,800 real estate agents in the New York metropolitan area, as well as in Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia and Washington, D.C. Douglas Elliman also launched Elliman International in 2025 and, through licensing arrangements, licensed brokers in France, Monaco and St. Barths are able to service clients utilizing the Douglas Elliman name.

Prominent new development sales and marketing firm. Douglas Elliman’s Development Marketing division, or DEDM, distinguishes our positioning and reputation in the luxury real estate market. DEDM is sought after by well-known real estate developers as it offers expertise in sales, leasing, and marketing for new developments throughout key markets in the United States and internationally. Drawing upon decades of experience and market-specific knowledge, DEDM offers a multidisciplinary approach that includes comprehensive in-house research, planning and design, marketing and sales. DEDM ranks among the most prominent sales and marketing firms in New York and Florida, as well as Douglas Elliman’s other luxury markets, and employs approximately 88 in-house development professionals. We employ a hybrid broker model where our traditional residential real estate agents work in tandem with our DEDM professionals and leverage their extensive industry relationships for the benefit of DEDM clients. Agents are able to market and sell high-profile developments that enhance their brands and provide additional commission revenue potential. We believe this model provides a competitive advantage to our DEDM business while also increasing the attractiveness of the Douglas Elliman platform to current and prospective agents.

Full-service title insurance business. Douglas Elliman is also engaged in the provision of title insurance services through its subsidiary DE Title Services. DE Title Services acts in the capacity of a title insurance agent and sells title insurance to property buyers and mortgage lenders. DE Title Services is licensed as a title insurance agent in New York. In addition to DE Title Services, in June 2021, we acquired a 50% interest in Partners Land Services LLC, which is engaged in the provision of title insurance services in Florida. Douglas Elliman may explore similar ventures in other real estate markets.

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

Provider of financing solutions for homeowners. In 2025, Douglas Elliman launched Elliman Capital, an in-house mortgage platform designed to streamline the home financing process for clients seeking both traditional and non-traditional loan products. Elliman Capital currently provides clients in Florida and New York access to an extensive range of loan products including conventional loans, jumbo loans, construction loans, investment property financing, bridge loans, commercial lending, second home mortgages, FHA loans, VA loans, and USDA loans through a strategic alliance with Associated Mortgage Bankers, Inc. (“Associated Mortgage”).

Residential Property Management Business (before October 25, 2025). Prior to October 25, 2025, Douglas Elliman was engaged in the management of cooperative, condominium and rental apartment buildings through its previously owned subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management or “DEPM.” On October 24, 2025, as part of our focus to continue to position ourselves as the premier, pure-play, luxury real estate brokerage, we sold DEPM for $85 million, subject to customary adjustments for cash, indebtedness, transaction expenses and working capital amounts at closing.

Technology Solutions Supporting Real Estate Services

Our technology strategy leverages best-of-breed, proven legacy technologies and selective partnerships with early-stage, disruptive PropTech companies to support our real estate brokerage and services operations. This strategy supports our stakeholders, including our agents, their clients and our management team, by providing them with access to fast-changing and industry-leading technology. By offering a suite of cutting-edge applications, our open architecture technology infrastructure provides users a “plug and play” environment where new features and functionality can be quickly added for the benefit of our agents and their clients. This helps ensure our technology remains state-of-the-art, vendor optionality is maintained, and our costs are minimized. Examples of our technology platform for Douglas Elliman’s agents and their clients are summarized below.

MyDouglas portal supports our agents in managing their business anytime, anywhere and on any device. Our MyDouglas agent portal is built on a native cloud SaaS technology foundation that is designed to rapidly adjust and incorporate new innovative solutions. The user-friendly portal incorporates automated and simplified workflows for agent interactions, expansive data-rich dashboards and reports backed by artificial intelligence, or AI, and integrated data assets. The technology is completely “plug and play” enabled, which supports our ability to quickly adjust our solutions in concert with the digital transformation happening in technology today.

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

Elliman Essentials provides agents and employees with enhanced vendor access. Elliman Essentials provides a curated list of offerings from preferred vendors that Douglas Elliman’s approximately 5,800 agents and approximately 400 employees access to source products, services and experiences to enhance business practices and purchase closing gifts for customers. Elliman Essentials can be accessed on our intranet portal, MyDouglas.

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

Elli AI is an Artificial Intelligence assistant application for our agents. Elli AI is designed to save time on manual searches and repetitive tasks and has been initially launched in Florida before rolling out nationally across the United States.

PropTech Investments

As of December 31, 2025, our subsidiary DOUG Ventures, LLC owned investments in PropTech companies and funds (at a carrying value) of approximately $11.4 million. This amounts to approximately 3% of the value of Douglas Elliman’s total assets, which totaled approximately $444 million, as of December 31, 2025.

As of December 31, 2025, our PropTech investments included:

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

•    Purlin Enterprises Inc: an automated intelligence company with an end-to-end artificial intelligence operating system for residential real estate, mortgage and title. Purlin, which recently merged with Final Offer, a consumer-facing offer negotiation marketplace, powers multiple platforms for Douglas Elliman including: a personalized collaboration platform to aid in home discovery for agents’ clients, an agent “paid social media” integration into MyDouglas that enables intelligent campaigns to promote specific listings, and client and agent portals and automated communications for Portfolio Escrow that also integrate with MyDouglas.

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

•    PropTech Venture Capital Funds: investments in the following venture capital funds providing us with exposure to opportunities in the emerging PropTech industry.
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

Rechat, Purlin, Tongo, Guest House and Infinite Creator currently provide technology or services to Douglas Elliman. Because these PropTech companies and funds are accounted for as investments, we have not recognized revenue from these PropTech investments to date and do not anticipate recognizing revenue from these PropTech investments in the future.

In 2024, DOUG Ventures monetized two PropTech investments, LiveEasy and Bilt, and recorded gains of $4.6 million and $1.0 million respectively, for the year ended December 31, 2024. In 2025, DOUG Ventures monetized its remaining investment in Bilt Technologies, Inc. and recorded a gain of $1.2 million for the year ended December 31, 2025.

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

Experienced team of talented agents and employees. The residential real estate business is built upon personal relationships, and we have long believed Douglas Elliman’s team of approximately 580 employees and approximately 5,800 agents (including 4,492 Principal Agents), as of December 31, 2025, distinguishes us from other residential real estate brokerage firms. We define principal agents as number of teams, plus the number of individual agents not on teams.

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

Growth Strategy

Grow our presence in our existing markets and expand our footprint into adjoining and international markets. We believe there is a significant opportunity to expand our presence, as well as the Douglas Elliman brand, in both our current, as well as new markets. We strategically aim to build on our leadership position in the New York metropolitan area, which includes New York City, Long Island, the Hamptons, Westchester, Connecticut and New Jersey, while entering and expanding in complementary markets as well as key markets in Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia and Washington, D.C., where the Douglas Elliman brand has strong awareness and brand equity. Abroad, Elliman International has expanded the Douglas Elliman brand to France, Monaco, and Saint Barthélemy in 2025. To support this strategy, in 2026, Douglas Elliman has launched two growth teams - the “Market Growth” team and “New Markets” team - and these teams will opportunistically recruit agents (acqui-hires) by highlighting our competitive advantage in serving the luxury real estate sector. The Market Growth team will focus on expanding our footprint within current markets, while the New Markets team will pursue expansion into new domestic and international markets.

Continue executing the growth strategy of DEDM. Our hybrid DEDM platform matches experienced new development experts with skilled brokerage professionals to provide differentiated expertise and real-time market intelligence to DEDM’s developer clients. We believe there is a clear path to growth through expansion into new markets.

Provide ancillary services to enhance the client experience and drive growth. We are seeking, through investment and acquisition, to expand and optimize our ancillary real estate services that allow our agents and our other businesses to enhance the client experience and drive growth in revenues and earnings. These services include escrow, title, mortgage finance, notary, staging, renovation, security, moving, capital fundraising for developers, and more. Elliman Capital, a new initiative, offers traditional and non-traditional luxury home financing, foreign national and investment property loans, refinancing, and other custom and specialty lending solutions through an alliance with Associated Mortgage. We expect technology to be a key differentiator as we grow our ancillary services businesses, in terms of adoption by our agents, delivery to their clients and disruption of traditional business models not yet transformed by technology.

Continue to recruit best-in-class agents. Our recognized brand, combined with DEDM and the technology resources provided to our agents, support our ability to recruit experienced, high-performing agents. Leveraging regional recruiting teams, along with CRM and other necessary technology support, we seek to continue recruiting best-in-class talent at all levels.

Relentlessly pursue operational efficiencies. We have an ongoing, firm-wide focus on expense control, operational efficiency and profitability. Consequently, we have and continue to restructure marketing and technology agreements and have consolidated redundant office leases. We continue to analyze opportunities to create operational efficiencies.

Human Capital

We have long believed that the diversity and talent of our people provides a competitive advantage to Douglas Elliman. As of December 31, 2025, we employed approximately 580 employees, including 180 employees at Douglas Elliman’s brokerage headquarters in New York City.

Real Estate Brokerage. The residential real estate business is built upon personal relationships and we have long believed Douglas Elliman’s team of employees as well as approximately 5,800 agents distinguish us from other residential real estate brokerage firms. Forbes recognized Douglas Elliman in its 2023 list of America’s best employers. We believe this recognition is a testament to the hard work and resiliency of the Douglas Elliman family. We are proud that women are well represented in our leadership as they comprise 46% of our “Executive/Senior Level officers and managers” and 64% of our “First/Mid-Level officials and managers.”

While most of Douglas Elliman’s employees are located in the New York and Miami metropolitan areas, our agents are primarily located in the New York metropolitan area, as well as Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia, and Washington, D.C. In an effort to continue to foster relationships with our employees and agents, Douglas Elliman’s management implemented the following initiatives:

•At Douglas Elliman we regularly host company-wide virtual town halls, podcasts, and communications across all regions. These town halls are intended to promote a spirit of camaraderie, educate our employees and agents, and strengthen our culture of connectivity and entrepreneurialism.

•In 2025, we hosted the record-breaking virtual Elliman Summit, a three-day event that brought together approximately 10,000 participants across more than 30 sessions. The Summit featured top coaches and agents from around the country who shared their expertise, strategies, and experiences.

•We hosted 400 agents and executives for a three-day live experience at the Wynn Las Vegas in 2025. The luxury event included a robust agenda of speakers, peer-to-peer agent panels and world-class entertainment, all designed to build agent referral networks, enhance Elliman culture and community, strengthen brand loyalty amongst agents and attract recruits from competing firms.

•We also continued our Elliman Empower program where we provided open office hours, offering personalized support 3–4 times per week to answer questions, explore tools, and refine skills to enhance the success for our agents.

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

We value employee wellness and as such, we also provide an Employee Assistance Program offering virtual support services from healthcare to mental health.
We will continue to listen, while engaging and connecting with our employees and agents, to further our human capital management objectives.

Government Regulation

We operate in an increasingly complex legal and regulatory environment. Our business and the products and services that we offer are affected by a continually expanding and evolving range of local, state, federal, and international laws and regulations. For additional information on government regulation refer to Part I, Item 1A “Risk Factors—Risks Related to Our Real Estate Business—Industry structure changes that disrupt the functioning of the residential real estate market, including as a result of litigation or regulatory scrutiny, could materially adversely affect our operations and financial results” and “Risk Factors—Risks Related to Our Real Estate Business—Our international expansion and launch of Elliman International may subject us to different or greater risks from those associated with our operations in the United States.”
Available Information

Our website address is www.elliman.com. We make available free of charge on the Investor Relations section of our website (https://investors.elliman.com/overview/default.aspx) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. Copies of these filings are also available on the SEC’s website. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation and Human Capital Committee charter and Corporate Responsibility and Nominating Committee charter have been posted on the Investor Relations section of our website and are also available in print to any stockholder who requests it. We do not intend for information contained in, or available through, our website to be part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Our business faces many risks. Below we describe the known material risks that we face. There may be additional risks that we do not yet know of or that we do not currently perceive to be significant that may also impact our business. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on the business, results of operations, cash flows, prospects, as well as our financial condition, which in turn could negatively affect the value of our common stock. You should carefully consider and evaluate all information included in this report and any subsequent reports that we may file with the SEC or make available to the public before investing in our securities.
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
Any of the following could be associated with cyclicality in the real estate market by halting or limiting a recovery in the residential real estate market, and consequently have an adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or property prices which in turn could adversely affect our revenue and profitability:

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
• acts of God, such as hurricanes, earthquakes and other natural disasters, or acts or threats of war or terrorism; and/or
• adverse changes in global, national, regional and local economic and market conditions, particularly in the New York metropolitan area and the other markets where we operate.

We are impacted by the performance of the real estate markets in the New York metropolitan area and there may be a reduction in the attractiveness of those markets as well as the other markets in which we operate.

Our business significantly depends on sales transactions for residential property in the New York metropolitan area, and we derived approximately 50% of our revenues in 2025, 49% of our revenues in 2024 and 51% of our revenues in 2023 from the New York metropolitan area. There may be a reduction in the attractiveness of the real estate markets of the New York metropolitan area and the other markets in which we operate.

Beginning with the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) and continuing with the One Big Beautiful Bill Act (the “OBBBA”), mortgage interest deductions as well as state and local income and property tax deductions have been limited since 2018. The loss of the use of these deductions has encouraged residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2025, approximately 64% of our closed sales occurred in New York, California, Connecticut, New Jersey and Massachusetts, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact demand for our products and services.

We are also impacted by the attractiveness of New York City as a place to live and invest in and its status as an international center for business and commerce. If New York City’s economy stagnates or contracts or if there are significant concerns or uncertainty regarding the strength of New York City’s economy due to domestic, international or global macroeconomic trends, or other factors (including, in particular, any matters which adversely affect New York City’s status as an international center for business and commerce or the economic benefits of New York City’s financial services industry), the New York metropolitan area may become a less attractive place to live, work, study or to own residential property for investment purposes. The attractiveness of New York City may also be negatively affected by other factors, including high residential property sales prices or rents (or a risk or perceived risk of a fall in sales prices in the future), high costs of living, the impact of the 2017 Tax Act and the OBBBA, the impact of changes in state tax law, such as the real estate transfer tax on luxury property, and negative perceptions surrounding quality of life, safety and security (including the risk or perceived risk of acts of terrorism or protests).

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

We believe that low mortgage rates were a significant factor in the trend in increased homeowner equity and growth in home prices and sales through 2021. In March 2022, the Federal Reserve Board began increasing its primary policy interest rate as well as reducing the size of its balance sheet. Consequently, mortgage interest rates significantly and rapidly increased. Changes in the Federal Reserve Board’s policies, the interest rate environment and mortgage market are beyond our control and difficult to predict. Beginning in 2022, the cost of financing for homebuyers increased significantly, which resulted in higher monthly payment costs that make homes less affordable to purchasers and these conditions have continued. We believe these higher interest rates also reduced home inventory because many sellers considering a move faced higher monthly payment costs because of moving. Consequently, both of these trends resulted in a decline of transaction volume since 2021 and, if these trends continue, could eventually result in lower home prices. As the Federal Reserve lowered the federal funds rate by a total of 100 basis points in 2024 and 75 basis points in 2025, mortgage rates have remained relatively high but have since been declining.

The high interest rate environment may negatively impact and, until the interest rate environment meaningfully improves, it would be expected to negatively impact multiple aspects of our business, as increases in mortgage rates (as well as prolonged periods of high mortgage rates) generally have an adverse impact on transaction volume, housing affordability, and title, escrow, mortgage and refinancing volumes. If existing transactions were to remain at depressed levels or decline further (due to the high mortgage rate environment or otherwise), we would also expect to experience decreased title, escrow, mortgage origination and refinancing activity.

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

Changes in the Federal Reserve's policies, the interest rate environment, and the mortgage market are beyond our control, are difficult to predict, and could have a material adverse effect on our business, results of operations and financial condition. A significant decline in the number of transactions or title, escrow, mortgage and refinancing activity due to any of the foregoing would adversely affect our financial and operating results, which may be material.

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

Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our agents, our growth strategies or the ordinary course of our business or our brokerage business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brand, such as actions taken (or not taken) by one or more agents relating to health, safety, welfare or other matters; cybersecurity incidents; litigation and claims; failure to maintain high ethical and social standards for all of our operations and activities; failure to comply with local laws and regulations; and illegal activity targeted at Douglas Elliman or others. Further, we have licensed the use of our name and certain of our intellectual property in connection with our sale of our property management business and our Elliman International business. Therefore, our brand may be negatively impacted by the actions of third parties as well. Douglas Elliman’s brand value could diminish significantly if any such incidents or other matters erode consumer confidence in it.

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

We compete with other multi-office independent real estate organizations and with franchise real estate organizations competing in local areas. Competition is particularly intense in the densely populated metropolitan areas of New York City, South Florida and Los Angeles in which we operate. In addition, in the real estate brokerage industry, new participants face minimal barriers to entry into the market. We also compete for the services of qualified licensed agents. The ability of our brokerage offices to retain agents is generally subject to numerous factors, including the sales commissions they receive, advertising support, technology and ancillary real estate service offerings and perception of brand value. Some of our competitors may have greater financial resources than we do to enhance their value proposition to agents and consumers. Recent consolidation in our industry also could allow larger competitors, which have greater access to capital, the ability to scale and pursue strategies to outperform their competitors. This could include offering exclusive programs or the broad adoption of private listings accessible only through their agents, which could harm our ability to recruit and retain agents and/or limit the supply of listings our agents have access to. Failure to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are dependent on the efforts, abilities and experience of our employees, and we compete for their services. We have contracts with certain employees that include provisions preventing them from competing with us both during and after the term of our employment contracts with them. Enforceability of the non-compete agreements that we have in place is not guaranteed, and contractual restrictions could be breached without discovery or adequate remedies. On July 9, 2021, President Biden signed an executive order encouraging the Federal Trade Commission (“FTC”) to curtail unfair use of non-compete agreements and other agreements that may unfairly limit worker mobility. In April 2024, the FTC enacted a rule that prohibited employers from entering into non-compete clauses with workers and require employers to rescind existing non-compete clauses. Shortly after enactment, the rule was subject to various legal challenges and the rule was set aside by the U.S. District Court for the Northern District of Texas. In addition, the New York state legislature passed legislation in 2023 that would have prohibited most non-compete agreements between employers and workers in New York State, although it was not ultimately enacted. It is possible that additional similar legislation may be introduced in the future. We are monitoring developments related to these proposed laws for any potential impact on the arrangements we enter into with third parties, including our real estate agents.

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

We have a substantial amount of goodwill and other intangible assets on our balance sheet. As of December 31, 2025, we had approximately $32.2 million of goodwill and $71.7 million of trademarks and other intangible assets related to Douglas Elliman. Goodwill, trademarks and other identifiable intangible assets must be tested for impairment at least annually, or more frequently if indicators of potential impairment exist. The fair value of the goodwill assigned to a reporting unit could decline if projected revenues or cash flows were to be lower in the future due to the effects of the global economy or other causes. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a non-cash charge in our consolidated statement of operations. For example, changes in our future outlook of the Douglas Elliman Realty, LLC reporting unit could result in an impairment loss.

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
As part of our annual impairment test, we utilized third-party valuation specialists to prepare a quantitative assessment of the Company’s goodwill and trademark intangible assets, based on the current market conditions in the residential real estate brokerage industry which did not result in impairment charges related to its goodwill or trademark for the year ended December 31, 2025. If we fail to achieve the financial projections used in the quantitative assessments of fair value and current market conditions deteriorate, impairment charges could result in future periods, and such impairment charges could be material.

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

Following the federal jury decision in the Sitzer/Burnett case on October 31, 2023, several additional putative class action lawsuits were filed against NAR and additional real estate brokerage firms, including the Company, alleging anticompetitive conduct similar to that in the Sitzer/Burnett case in violation of federal and state antitrust laws, consumer protection claims and other state law claims. The Company was named as a defendant in a number of cases in Missouri, Illinois and New York. On April 26, 2024, we entered into a settlement agreement (the “Settlement Agreement”) to resolve, on a nationwide basis, the Gibson and Umpa cases in the U.S. District Court for the Western District of Missouri (the “Lawsuits”). The settlement resolves all claims on a nationwide basis by the plaintiffs and proposed settlement class members (sellers of residential real estate) in the Lawsuits, which includes, but is not limited to, all claims concerning brokerage commissions by the proposed settlement class members that were asserted in other lawsuits against us (collectively, the “Claims”), and releases us, including our subsidiaries, and affiliated agents from all Claims. The Settlement Agreement is currently being challenged on appeal in the U.S. Court of Appeals for the Eighth Circuit, and there can be no assurances that the Settlement Agreement will be upheld on appeal. In the event the appeal is successful, the Company could be subject to further liabilities in the various seller class action litigation that is pending or that could be filed. Under the Settlement Agreement, we paid $7.75 million into an escrow fund on June 12, 2024, $5.0 million into an escrow fund on December 29, 2025, and agreed to pay an additional $5.0 million contingent payment subject to certain financial contingencies on or before December 31, 2027 (collectively, the “Settlement Amount”). In addition, we may become involved in additional legal proceedings concerning the same or similar claims and currently are a defendant in the buyer-side class action Lutz lawsuit, pending in the U.S. District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM).

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

In June 2025, we launched Elliman International after the end of our strategic alliance with Knight Frank Residential. Elliman International is intended to enable us to directly serve our agents, clients, and developer’s international real estate needs, with an initial focus on luxury destinations in Latin America, the Middle East, Europe, Asia Pacific, and other emerging wealth centers outside the United States. While we continue to develop and refine our approach to international operations, there can be no assurance that these efforts will be successful. Entering foreign markets independently presents significant risks and operational challenges that may adversely affect our financial condition and operating results. Our international operations may face risks that are different from those that affect domestic operations. These risks include:

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

•Economic instability, and related uncertainties in the global economy, from pressured banking systems, inflation and currency risk, lack of capital, and changing or inconsistent economic policies;

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

We may expand our footprint in such markets by pursuing acquisitions, joint ventures, or other strategic arrangements with local or regional operators in those markets. These partners may have economic or other business interests or goals which are inconsistent with our business interests and goals. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses, affect our brand, and prevent our officers and directors from focusing their time and effort on our business. Further, improper actions taken by any such third parties that we have strategic arrangements with may negatively impact our brand and reputation and potentially lead to direct claims against us and subject us to liability. If we fail to identify, establish, and maintain such relationships or successfully identify and acquire businesses, we may be unable to execute our expansion plans. We expect that our international activities may grow in the future as we pursue opportunities in international markets, which may require significant dedication of management attention and may require significant upfront investment.

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

Our mortgage business subjects us to additional risks and we may not realize the expected benefits from our mortgage business.

We may not realize the expected benefits from our mortgage business, which will depend, in part, on the successful alliance between us and our alliance partner, Associated Mortgage Bankers, and the successful operation of the business. Our mortgage business is subject to many of the same factors that affect our real estate brokerage and title and escrow services, including: regulatory changes; changes in mortgage underwriting standards; high mortgage rates; changes in real estate market conditions; changes in consumer trends; competition; decreases in operating margins; and changes in economic conditions. The services which our alliance partner is engaged to provide to the mortgage business may deteriorate and cause us to make alternative arrangements. Further, in the event of disagreements with our alliance partner, we may not be able to resolve such disagreements in our favor, which could have a material adverse effect on our mortgage business. In addition, improper actions taking place at our mortgage business may lead to direct claims against us, which, if determined adversely, could increase costs, negatively impact our reputation and subject us to liability for their actions. Our mortgage business may also have regulatory obligations and we or our alliance partner may fail to comply with those obligations, and that failure could also subject us to adverse actions from regulators. Any of the foregoing could have an adverse impact on our results of operations and financial condition.

The use of technology that incorporates AI presents risks relating to confidentiality, creation of inaccurate and flawed outputs and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.

As with many technological innovations, AI presents great promise but also risks and challenges that could adversely affect our business. Sensitive, proprietary, or confidential information of Douglas Elliman, our employees, agents and business partners could be leaked, disclosed, or revealed as a result of or in connection with the use of AI by our employees or agents. Any such information input into a third-party generative AI or machine learning platform could be revealed to others, including if information is used to train the third party's generative AI or machine learning models. Additionally, where a generative AI or machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, which may appear correct. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. In addition, uncertainty in the legal and regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Several jurisdictions have already proposed or enacted laws governing AI and may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

Severe weather events or natural or man-made disasters, including increasing severity or frequency of such events, or other catastrophic events (including public health crises) may disrupt our business.

We have a significant concentration of offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts. Coastal areas, including California, Florida, New Jersey, New York and Texas are particularly subject to severe weather events (including hurricanes and flooding) and natural disasters. Increasingly, wildfires in the west have been difficult to contain and cover large areas. For example, in early 2025, California experienced significant wildfires. We are monitoring potential effects on the impacted markets and will continue to support our independent sales agents, franchisees and consumers.

The occurrence of a severe weather event or natural or man-made disaster can reduce the level and quality of home inventory and negatively impact the demand for homes in affected areas, which can disrupt local or regional real estate markets, delay the closing of transactions and have an unfavorable impact on home prices, transaction volume, relocation transactions, and title closing units. These effects may be compounded when the taxes or insurance costs associated with homeownership in the affected area are higher than average or the cost of such insurance materially increases in connect with the increasing frequency and severity of weather events or other disasters.

In addition, we could incur damage, which may be significant, to our office locations as a result of severe weather events or natural disasters, and our insurance may not be adequate to cover such losses. More frequent and/or severe weather events and/or long-term shifts in climate patterns exacerbate these risks. Likewise, our business and operating results could suffer as the result of other catastrophic events, including public health crises, such as pandemics and epidemics.

Risks Associated with our PropTech Investments

There are risks inherent in PropTech Investments.

Our PropTech investments involve a high degree of risk. In general, financial and operating risks confronting private companies can be significant. While targeted returns should reflect the perceived level of risk in any investment, there can be no assurance that DOUG Ventures will be adequately compensated for risks taken, and the loss of its entire investment is possible. The investments may be difficult to value, and the timing of any profit realization is highly uncertain. Losses have occurred and may occur in the future.

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

Douglas Elliman Inc. is a holding company and depends on cash payments from our subsidiaries to meet our cash obligations.

Douglas Elliman Inc. is a holding company and includes the Company’s investment business that invests in PropTech opportunities through our DOUG Ventures subsidiary. We hold our interests in our business through our wholly owned subsidiaries. In addition to our own cash resources, our ability to meet our cash obligations depends on the ability of our subsidiaries to make cash available to us. Our receipt of cash payments, as dividends or otherwise, from our subsidiaries is an important source of our liquidity and capital resources. If we do not have sufficient cash resources of our own and do not receive payments from our subsidiaries in an amount sufficient to meet our cash obligations, we must obtain additional funds from other sources. There is a risk that we will not be able to obtain additional funds at all or on terms acceptable to us. Our inability to meet our obligations would significantly harm us and the value of our common stock.

We may not pay dividends on our common stock.

Although we have declared dividends on our common stock in the past, any future declarations of cash dividends are subject to the determination and discretion of our board of directors. Accordingly, if no such future dividends are declared, you must rely on sales of your common stock after price appreciation, which may never occur, as the only way to realize any positive return on your investment in our common stock.

Our liquidity could be adversely affected by conditions in the financial markets or the negative performance of financial institutions.

Our available cash and cash equivalents are held in accounts with or managed by financial institutions and consist of cash in our operating accounts and cash and cash equivalents invested in money market funds. The amount of cash in our operating accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor our accounts regularly and adjust our balances as appropriate, the valuation of as well as our access to these accounts could be negatively impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. The operations of U.S. and global financial services institutions are interconnected and the performance and financial strength of specific institutions are subject to rapid change, the timing and extent of which cannot be known. To date, we have experienced no material realized losses on or lack of access to our cash held in operating accounts or our invested cash or cash equivalents, however, we can provide no assurances that access to our cash held in operating accounts or our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets or the negative performance of financial institutions.

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

We may be subject to competing demands and expectations from employees, investors and other third parties relating to environmental, social and governance factors; we may incur additional costs and be exposed to new risks as we respond to these competing demands and expectations.

There is an increasing focus from certain employees, investors, other stakeholders and regulators concerning corporate responsibility, specifically related to environmental, social and governance factors.

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

At the same time, opposing viewpoints and sentiment have been gaining momentum in the United States and certain investors, other stakeholders, and regulators may express or pursue opposing views, legislation, and investment expectations with respect to environmental, social and governance initiatives. In addition, several states in the U.S. and the U.S. government have enacted or proposed policies or executive actions restricting such investment practices, some of which may conflict with other regulatory requirements or initiatives that are applicable to our business, resulting in regulatory uncertainty and competing demands on us.

Failure to comply with applicable laws or policies, or to meet stakeholder expectations could materially and adversely impact an investment in our common stock and have an adverse effect on our business.

Loss or attrition among our senior executives or other key employees and our inability to develop our existing workforce and to recruit top talent could adversely affect our financial performance.

Our success is largely dependent on the efforts and abilities of our executive officers and other key employees, our ability to develop the skills and talent of our workforce and our ability to recruit, retain and motivate top talent. Talent management has been and continues to be a strategic priority and our ability to recruit and retain our executive officers and key employees is subject to numerous factors, including the compensation and benefits we pay. Our recruitment and retention efforts may be hindered by cost savings initiatives. The recent weakness in the real estate market and the uncertainties surrounding how the industry may evolve due to litigation and/or regulatory action may restrict our ability to offer competitive compensation which, in addition to the broader uncertainty and potential downsides in the broader real estate market, could hinder our recruitment and retention efforts or make it more difficult to motivate our existing employees. The increasing prevalence of virtual and remote-work arrangements adds additional competition for critical talent. Additionally, the advancement of federal or state laws or regulations seeking to prohibit or limit the use of non-compete clauses with workers could have an adverse impact on our business. If we are unable to internally develop or hire skilled executives and other critical positions, successfully plan for succession of employees holding key management positions, or if we encounter challenges associated with change management or the competitiveness of compensation actually realized by our executive officers and other key employees, our ability to continue to execute or evolve our strategy may be impaired and our business may be adversely affected.

We are periodically subject to claims, lawsuits, government investigations and other proceedings.

We are periodically subject to claims, lawsuits, arbitration proceedings, government investigations and other legal and regulatory proceedings in the ordinary course of business, including those involving labor and employment, anti- discrimination, commercial disputes, competition, professional liability and consumer complaints, intellectual property disputes, compliance with regulatory requirements, antitrust and anti-competition claims (including claims related to NAR or MLS rules regarding buyer-broker commissions as further described in Note 14 to our consolidated financial statements included elsewhere in this Form 10-K), securities laws and other matters, and we may become subject to additional types of claims, lawsuits, government investigations and legal or regulatory proceedings if the regulatory landscape changes or as our business grows and as we deploy new offerings, including proceedings related to our acquisitions, securities issuances or business practices. See Item 3 “Legal Proceedings.”

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

The trading price of the shares of our common stock has been and is likely to be volatile.

Real estate stocks historically have experienced high levels of volatility. Accordingly, the trading price of our common stock has historically and may in the future fluctuate substantially, due to factors including: loss of investor confidence in, or significant volatility in the market price and trading volume of, companies in the real estate industry; changes in mortgage interest rates; variations in the housing market, including seasonal trends and fluctuations; announcements of new solutions, commercial relationships, acquisitions, or other events by us or our competitors; price and volume fluctuations in the overall stock market; changes in how agents perceive the benefits of our platform and future offerings; the public’s reaction to our press releases, other public announcements, and filings with the SEC, or those of other companies in the industries in which we compete; fluctuations in the trading volume of our shares or the size of our public float; sales of large blocks of our common stock; sales, or the anticipated sale, of a substantial amount of our common stock, particularly sales by our directors, executive officers, or large stockholders; fluctuations in our results of operations or financial projections; changes in actual or future expectations of investors or securities analysts; litigation involving us, our industry, or both; governmental or regulatory actions or audits; regulatory developments applicable to our business; real estate market conditions; general economic conditions and trends; major catastrophic events; and departures of key employees.

In addition, if the market for real estate stocks, or the stock market, in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. The trading price of our common stock might also decline in reaction to events that affect other companies in the real estate industry even if these events do not directly affect us.

Future offerings of debt or equity securities by us may adversely affect the market price of our Common Stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Common Stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Future acquisitions could require substantial additional capital in excess of cash from operations.

Issuing additional shares of our Common Stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Common Stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our Common Stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our

Common Stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings.

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

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

•prohibit our stockholders from calling special stockholder meetings, or taking action by written consent;

•permit the Board to establish the number of directors and fill any vacancies and newly created directorships;

•provide for a classified board of directors, with each director serving a staggered three-year term;

•provide that each director may be removed by the stockholders only for cause;

•disallow the use of cumulative voting for the election of directors;

•authorize the issuance of preferred stock which can be created and issued by our Board without prior stockholder approval, with rights senior to those of the common stock;

•require at least a supermajority vote of our stockholders to amend our bylaws or certain provisions of our certificate of incorporation; and

•provide for advance notice procedures for stockholders seeking to bring business before our annual meeting of stockholders or to nominate candidates for election as directors.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board could cause the market price of our common stock to decline.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

We have a comprehensive approach to identifying and managing cybersecurity risks that involves our information technology security personnel, senior management, Audit Committee and Board of Directors. Our cybersecurity risk management function is integrated into our overall risk management system and processes.
Governance. The Board of Directors has formally tasked the Audit Committee with oversight responsibility to review cybersecurity and data privacy risks. The Audit Committee receives regular reports from management about cybersecurity matters. In addition to regular reporting, we have procedures by which potential cybersecurity incidents are reported in a timely manner to our acting Chief Technology Officer (CTO), who then notifies the Chief Executive Officer of cybersecurity incidents and they collectively determine if a specific incident warrants escalation to the Audit Committee and the Board of Directors. The acting CTO is our Executive Vice President, Chief Financial Officer, and Treasurer, who took over responsibilities in October 2024 upon the departure of the Company’s prior CTO. Our acting CTO, who has earned his NACD CERT in Cybersecurity Oversight, manages cybersecurity and oversees a team of dedicated cybersecurity personnel, including a Chief Technology Officer and a Chief Information Security Officer, each of whom are at our brokerage subsidiary. Our governance procedures are generally designed to identify, assess, mitigate, prevent and, where required, respond to cybersecurity security incidents and threats in a timely manner to minimize the loss or compromise of information and assets and to facilitate incident resolution.
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
We have adopted an incident response plan that applies upon the occurrence of a cybersecurity incident involving a breach of our own information technology systems and applications. Pursuant to this response plan, if an incident occurs, a multi-disciplinary team is assembled that includes our CTO, our General Counsel and, if appropriate, the General Counsel of Douglas Elliman Realty LLC and the CFO of Douglas Elliman Realty LLC, which in turn may leverage the expertise of third-party consultants, external legal counsel and other resources. The plan includes procedures designed to facilitate containment of, and responses to, a cybersecurity incident, which are based on the type of incident, the location of the incident and the breadth of the incident. The plan also establishes procedures for notifying any impacted parties, including our customers, law enforcement and regulatory authorities, third-party vendors and insurance providers. Our CTO will provide periodic updates to the Audit Committee and, when appropriate, the Board of Directors during this process.
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

As of December 31, 2025, Douglas Elliman leased 114 offices and its leases expire at various times between 2026 and 2036. As of December 31, 2025, the properties leased by Douglas Elliman are as follows:

Type	Number of Offices	Location	Owned or Leased	Approximate Total Square Footage

Offices	18	New York City, NY	Leased	184,000
Offices	33	Long Island, NY	Leased	114,000
Offices	25	Florida	Leased	73,000
Offices	5	Westchester County, NY	Leased	8,000
Offices	11	California	Leased	70,000
Offices	22	Other	Leased	51,600

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock is listed and traded on the New York Stock Exchange under the symbol “DOUG.” As of February 16, 2026, there were approximately 1,039 holders of record of our common stock.
Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued and sold by us during the three months ended December 31, 2025.

Issuer Purchase of Equity Securities

Our purchases of our common stock during the three months ended December 31, 2025 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2025	47,660	$2.69	(1)	—	—
November 1 to November 30, 2025	196,750	2.41	(1)	—	—
December 1 to December 31, 2025	456,622	2.56	(1)	—	—
Total	701,032	$2.55		—	—

(1)     Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of various employees’ shares of restricted stock. The shares were immediately canceled.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 16, 2026. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Michael S. Liebowitz	57	President and Chief Executive Officer	2024
J. Bryant Kirkland III	60	Executive Vice President, Treasurer and Chief Financial Officer	2021
Bradley H. Brodie	42	Senior Vice President, General Counsel and Secretary	2025
Stephen T. Larkin	56	Vice President of Communications	2021
Lisa M. Seligman	49	Vice President of Human Resources	2023

Michael S. Liebowitz serves as our President and Chief Executive Officer. Mr. Liebowitz is an entrepreneur, private investor, and seasoned business executive with extensive experience founding, acquiring, and monetizing businesses in the insurance and financial industries. In the past 25 years, Mr. Liebowitz has acquired or been a founder of companies, including Harbor Group Consulting LLC, National Financial Partners Corp. (formerly NYSE: NFP), Innova Risk Management, and High Street Valuations. He served as Chairman and Chief Executive Officer of Nocopi Technologies Inc. (OTC QB: NNUP) from October 2022 to February 2025 as well as President and Chief Executive Officer of the Harbor Group Division of Alliant (and Managing Director and Executive Vice President of Alliant) and High Street Valuations until 2023 and Harbor and Innova until 2018 and 2019, respectively, when they were acquired by Alliant. Mr. Liebowitz has previously served on the boards of Airspan Networks Holdings Inc. (formerly NYSE American: MIMO), Ladenburg Thalmann Financial Services Inc. (formerly NYSE American: LTS) and The Hilb Group. He has also acted as an advisor to many of the largest financial services companies around the globe on their complex insurance matters within their investment banking/M&A groups. Mr. Liebowitz graduated from CW Post College-LI University with a B.S. in Finance.
J. Bryant Kirkland III is our Executive Vice President, Treasurer and Chief Financial Officer. Mr. Kirkland also served as Chief Financial Officer of Vector Group from April 2006 until October 2024, when it was acquired by JT Group Inc., after serving as Chief Financial Officer of New Valley Corporation from 1998 until December 2005, when it was acquired by Vector Group. Mr. Kirkland also served as Chairman of the Board of Directors, President and Chief Executive Officer of Multi Solutions II, Inc. and Multi-Soft II, Inc., which were subsidiaries of Vector Group, from 2012 to October 2024. After joining a subsidiary of Vector Group in July 1992, he served in various financial capacities of Vector Group and its subsidiaries until October 2024 and was involved with all aspects of Vector Group’s tax-free distribution of Douglas Elliman, including the legal and income tax structuring, establishment of the transition agreements and initial corporate governance, SEC filings (including the carve-out financial statements), fairness opinions, investor relations and the initial listing of DOUG with NYSE. Mr. Kirkland is licensed as a Certified Public Accountant in Florida, New York and North Carolina and has earned his NACD CERT in Cybersecurity Oversight. Mr. Kirkland is also licensed as a Real Estate Broker in Florida. Mr. Kirkland received a Bachelor of Science in Business Administration from the University of North Carolina at Chapel Hill and received an MBA from Barry University.
Bradley H. Brodie is our Senior Vice President, General Counsel and Secretary. Prior to joining Douglas Elliman in August 2025, Mr. Brodie served as Counsel at Sidley Austin LLP from August 2023 until August 2025 and as Of Counsel at DLA Piper LLP (US) from May 2022 to August 2023. Before joining DLA Piper, Mr. Brodie served as Director, Assistant General Counsel at Chewy, Inc. (NYSE: CHWY), the preeminent online source for pet products, supplies, and prescriptions, from September 2020 to May 2022, and served as Vice President - Legal Affairs of Ladenburg Thalmann Financial Services Inc. (formerly NYSE American: LTS), a publicly-traded financial services company, from July 2014 until its sale to a portfolio company of Reverence Capital Partners in May 2020. He started his career as an associate at Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Brodie received a Bachelor of Business Administration with Distinction in Finance and Accounting from the University of Michigan Ross School of Business and a J.D. from New York University School of Law, where he served as Staff Editor for the Journal of Law and Business. He is admitted to practice law in New York and Florida.
Stephen T. Larkin serves as our Vice President of Communications. With more than two decades of experience in the real estate industry, Mr. Larkin is known as a trusted media source for trends in luxury living and market information and analysis. He has served as Executive Vice President and Chief Communications Officer of Douglas Elliman since September 2020, after serving as Vice President of Public Relations from December 2016 to September 2020. Prior to beginning his tenure at Douglas Elliman, Mr. Larkin served as a Director of Relevance International, an international public relations firm, from February 2015 to December 2016. Mr. Larkin previously served as a principal of Larkin Public Relations from October 2005 to

February 2013 and a Vice President of The Corcoran Group from August 2003 to October 2005. Mr. Larkin graduated from Wheaton College in Massachusetts and received a Master of Science from the Columbia University Graduate School of Journalism.
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

Overview

Douglas Elliman Inc. is a holding company that, through its subsidiaries, is engaged in the real estate services business, and is seeking to acquire or invest in additional real estate services businesses.

We conduct residential real estate brokerage services through our subsidiary Douglas Elliman Realty, which operates one of the largest residential brokerage companies in the New York metropolitan area, and also conduct residential real estate brokerage operations in Florida, California, Texas, Colorado, Nevada, Massachusetts, Connecticut, Maryland, Virginia, New Jersey and Washington, D.C. We also offer, including through our subsidiaries and ventures, development marketing services and ancillary services, such as mortgage, title and escrow services. In addition, we have also invested in PropTech opportunities through our DOUG Ventures (f/k/a New Valley Ventures LLC) subsidiary.

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

Results of Operations. This section provides an analysis of our results of operations for the years ended December 31, 2025 and 2024.

Liquidity and Capital Resources. This section provides a discussion of our financial condition and liquidity, an analysis of our cash flows for the years ended December 31, 2025 and 2024, as well as certain contractual obligations and off-balance sheet arrangements that existed at December 31, 2025.

Business Overview

Since its inception in 1911, Douglas Elliman has challenged the status quo of the real estate industry. We were founded on Douglas L. Elliman’s vision that New Yorkers would shift their preference for traditional homes to favor luxury apartments that were both sold and managed by comprehensive real estate companies. More than a century later, the Douglas Elliman brand is still associated with service, luxury and forward thinking — our markets are primarily international finance hubs that are densely populated and offer housing inventory at premium price points. The average transaction value of a home we sold in 2025 was approximately $1.86 million — significantly higher than our principal competitors.

Douglas Elliman boasts a prestigious luxury brand that is complemented by a comprehensive suite of technology-enabled real estate services and investments. These distinguishing qualities position us to capitalize on opportunities in the U.S. residential real estate market. We are bringing innovative technology driven solutions to our agents and their clients. Our model is to source and use best-of-breed products and services that we believe will increase our efficiency. In addition to entering business relationships with these technology companies, we have invested in property technology, or PropTech, companies and leveraged our relationships to provide these technology companies access to our agents and their clients, as well as our knowledge and experience. We believe these collaborative relationships have been mutually beneficial because they have kept Douglas Elliman both asset light and on the cutting edge by offering our agents innovative solutions and services that can be integrated into our technology. Furthermore, we maintain upside potential in the success of our PropTech partners in which we invest through minority stakes in their capital structures.

Industry trends in 2025. Since 2021, according to the NAR, existing home sales have declined or remained flat compared to the previous year. In 2025, existing home sales were 4.06 million, which was flat with 2024. Although sales in 2025 and 2024 were little changed from 2023, when sales of existing homes were 4.09 million units, existing home sales in 2025 were the lowest since 1995. Nonetheless, the national median home price for 2025 and 2024, respectively, rose 1.7% and 4.7% from the prior year, according to NAR. By comparison, our average sales price increased by 11% to $1.86 million in 2025 from $1.67 million in 2024.

We believe our competitive advantages in the luxury markets distinguish us from our competitors and our comprehensive suite of real estate solutions, the strength of our brand name, and our talented team of agents and employees set us apart in the industry. In 2025 and 2024, Douglas Elliman was named the most trusted real estate brokerage firm in the United States as part of the America's Most Trusted Series by Lifestory Research. As the real estate brokerage industry evolves and addresses challenges related to constrained inventory of homes as well as higher mortgage rates, we continue to pursue profitable growth opportunities through the expansion of our footprint and new ancillary real estate service offerings, continued recruitment of best-in-class talent, acquisitions (acqui-hires), and operational efficiencies. We will continue to employ a disciplined capital allocation strategy aimed at generating sustainable long-term value for our stockholders.

Change in Reportable Segments
Beginning in the first quarter of 2025, our business began to report our financial results as a single reportable segment. Presentation of our financial information for the year ended December 31, 2025 and 2024 is reported as one segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Prior year information has been recast to conform to the current presentation. For more information, see Note 18, “Segment Information” to our consolidated financial statements.

Key Business Metrics and Non-GAAP Financial Measures

In addition to our financial results, prepared in accordance with GAAP, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman Inc. and Adjusted EBITDA margin attributed to Douglas Elliman Inc. (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with GAAP.

	Year ended December 31,
	2025	2024
Key Business Metrics
Total transactions (1)	21,338	21,779
Gross Transaction Value (in billions) (2)	$39.8	$36.4
Average transaction value per transaction (in thousands) (3)	$1,863.4	$1,671.0
Number of Principal Agents (4)	4,492	5,264
Annual Retention (5)	84%	89%
Certain GAAP Financial Information
Net income (loss) attributed to Douglas Elliman Inc.	$15,219	$(76,316)
Net income (loss) margin	1.47%	(7.67)%
Non-GAAP Financial Measures
Adjusted EBITDA attributed to Douglas Elliman Inc.	$(13,990)	$(24,106)
Adjusted EBITDA margin attributed to Douglas Elliman Inc.	(1.35)%	(2.42)%
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

Non-GAAP Financial Measures
Adjusted EBITDA attributed to Douglas Elliman Inc. is a non-GAAP financial measure that represents net income (loss) attributed to Douglas Elliman Inc. adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, gain on disposal of the DEPM business (including the operations of DEPM and related corporate overhead prior to its disposal), impairment of fixed assets, litigation, settlement and related expenses, net, executive severance and separation expenses, restructuring and other items (interest expense, interest income, equity in earnings from equity-method investments, change in fair value of the derivative embedded within convertible debt, loss on extinguishment of liability and other income). Adjusted EBITDA margin attributed to Douglas Elliman Inc. is the quotient of (x) Adjusted EBITDA attributed to Douglas Elliman Inc. divided by (y) revenue.

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

Reconciliations of these non-GAAP measures have been provided in the table below (in thousands).

Computation of Adjusted EBITDA attributed to Douglas Elliman Inc.

	Year ended December 31,
	2025	2024
Net income (loss) attributed to Douglas Elliman Inc.	$15,219	$(76,316)
Interest expense	5,069	2,939
Interest income	(4,900)	(5,533)
Income tax expense	3,560	1,117
Net loss attributed to non-controlling interest	(909)	(686)
Depreciation and amortization	8,377	7,736
EBITDA	26,416	(70,743)
Results from operations of disposed business (a)	(6,621)	(6,323)
Stock-based compensation (b)	8,577	6,574
Equity in earnings from equity-method investments (c)	(187)	(36)
Gain on disposal of business	(81,655)	—
Change in fair value of the derivative embedded within convertible debt	28,482	14,978
Loss on extinguishment of liability	466	—
Litigation, settlement and related expenses, net (d)	7,637	33,333
Executive severance and separation expenses(e)	(299)	2,010
Impairment of fixed assets	2,275	—
Restructuring	1,636	1,041
Investment and other gains	(1,318)	(5,289)
Adjusted EBITDA	(14,591)	(24,455)
Adjusted EBITDA attributed to non-controlling interest	601	349
Adjusted EBITDA attributed to Douglas Elliman Inc.	$(13,990)	$(24,106)
_____________________________
(a)Includes results from operations of Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management (“DEPM”), which was disposed on October 24, 2025. This adjustment also includes the corporate allocation to Douglas Elliman Realty LLC (“DER”) from DEPM. The expenses associated with the corporate allocation to DEPM have continued at DER after the disposal.
(b)Represents amortization of stock-based compensation. For the year ended December 31, 2025, $7,538 of stock-based compensation is included within General and administrative expenses and $1,039 is included within Operations and support expenses on the Consolidated Statements of Operations.
(c)Represents equity in earnings recognized from our investments in equity-method investments that are accounted for under the equity-method and are not consolidated in our financial results.
(d)Represents unusual litigation, settlement and related expenses, net incurred in connection with industry-wide antitrust class action lawsuits and other matters related to employees and agents. For the year ended December 31, 2025, we incurred unusual litigation expense, settlement and related expenses, net of insurance proceeds received, of $7,637 included in General and administrative expenses on the Consolidated Statement of Operations. For the year ended December 31, 2024, we incurred unusual litigation expense, settlement and related expenses, net of $33,333 with $17,750 included in Antitrust litigation settlement expense and $15,583 included in General and administrative expenses on the Consolidated Statement of Operations.
(e)     The benefit of $299 includes insurance proceeds received during the year ended December 31, 2025 and is included within general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2025. $2,010 is included within general and administrative expenses on the Consolidated Statement of Operations for the year ended December 31, 2024.
Recent Developments
Sale of Douglas Elliman Property Management. On October 24, 2025, DER sold its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management, for a base purchase price of $85,000, subject to adjustments for cash, indebtedness, transaction expenses and working capital amounts at closing. The tax impact of the sale of our property management business was treated as a discrete item in the fourth quarter of 2025. For more information, see Note 1(ab) “Sale of Douglas Elliman Property Management.”
Repayment and Redemption of 7% Senior Secured Convertible Debt. On October 24, 2025, we repaid and redeemed all of our senior secured convertible promissory notes due on July 2, 2029 (the “Convertible Notes”) for an aggregate payment of $95,000, including approximately $1,400 of accrued interest. The liens on the assets of the Company and the subsidiary guarantors were released upon redemption.

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
Embedded Derivative. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them in the consolidated balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. During 2024, we issued variable interest senior convertible debt in a private placement where a portion of the total interest payable on the debt was computed by reference to our common stock. This portion of the interest payment was considered an embedded derivative within the convertible debt, which we were required to value separately. As a result, we bifurcated this embedded derivative and estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative was then amortized to interest expense over the term of the debt using the effective interest method.
On October 24, 2025, we redeemed the Convertible Notes and no longer report a fair value of the derivative liabilities. Prior to the redemption, changes to the fair value of the embedded derivative were reflected on our consolidated statements of operations as “Changes in fair value of the derivative embedded within convertible debt.” We recognized a loss of $28,482 and $14,978 in 2025 and 2024, respectively, due to changes in the fair value of the embedded derivative.
In 2025 and 2024, we recognized non-cash interest expense of $1,814 and $983, respectively, due to the amortization of the debt discount attributable to the embedded derivative and $148 and $80, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
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
Current Expected Credit Losses. We are exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the consolidated balance sheets, net of an allowance for credit losses. We historically estimated our allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, and historical experience of collections from the individual agents. We estimated that the credit losses for these receivables were $4,746 and $4,783 at December 31, 2025 and December 31, 2024, respectively.
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
As part of our annual impairment test, we utilized third-party valuation specialists to prepare a quantitative assessment of the Company’s goodwill and trademark intangible assets, based on the current market conditions in the residential real estate brokerage industry which did not result in impairment charges related to its goodwill or trademark for the year ended December 31, 2025. If we fail to achieve the financial projections used in the quantitative assessments of fair value and current market conditions deteriorate, impairment charges could result in future periods, and such impairment charges could be material.
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

•General and administrative. General and administrative expenses consist primarily of compensation, stock-based compensation expense and other personnel-related costs for administrative employees, including executives, finance and accounting, legal, human resources and communications, property management (prior to October 25, 2025) and escrow services as well as the occupancy costs for our headquarters and other offices supporting our administrative functions and, including, until December 2024, transition service fees paid to our former parent, Vector Group, for the use of office space and employees, professional services fees for legal and finance, insurance expenses and talent acquisition expenses.

•Technology. Technology expenses consist primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, technology data licenses and other related expenses associated with the implementation of our technology initiatives.

As discussed previously, effective on January 1, 2025, we began to report our financial results as a single operating and reportable segment. Therefore, the presentation of our business’s financial information for the year ended December 31, 2025 and 2024 will be reported as one segment. For more information, see Note 18, “Segment Information” to our consolidated financial statements.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table sets forth our revenue and operating income (loss) for the year ended December 31, 2025 compared to the year ended December 31, 2024:

					% of Total Revenue
	Year Ended December 31,		2024 to 2025		Year Ended December 31,
	2025	2024	$ Change	% Change	2025	2024
	(Dollars in thousands, except percentages)
Revenue	$1,033,055	$995,627	$37,428	4%	100.0%	100%

Operating expenses:
Real estate agent commissions	$771,971	$743,819	$28,152	4%	75%	75%
Sales and marketing	80,708	82,606	(1,898)	(2)	8%	8%
Operations and support	70,720	70,342	378	1	7%	7%
General and administrative	110,951	117,773	(6,822)	(6)	11%	12%
Technology	22,590	23,386	(796)	(3)	2%	2%
Depreciation and amortization	8,377	7,736	641	8	1%	1%
Antitrust litigation settlement expense	—	17,750	(17,750)	(100)	—%	2%
Impairment of fixed assets	2,275	—	2,275	100	—%	—%
Restructuring	1,636	1,041	595	57	—%	—%
Gain on disposal of business	(81,655)	—	(81,655)	(100)	(8)%	—%
Operating income (loss)	45,482	(68,826)	114,308	(166)	4%	(7)%
Other (expense) income	(27,612)	(7,059)	(20,553)	291	(3)%	(1)%
Income (loss) before provision for income taxes	17,870	(75,885)	93,755	(124)	2%	(8)%
Income tax expense	3,560	1,117	2,443	219	—%	—%
Net income (loss)	14,310	(77,002)	91,312	(119)	1%	(8)%
Net loss attributed to non-controlling interest	909	686	223	33	—%	—%
Net income (loss) attributed to Douglas Elliman Inc.	$15,219	$(76,316)	$91,535	(120)%	1%	(8)%
Year ended December 31, 2025 Compared to Year ended December 31, 2024
Unless the context suggests otherwise, figures in the discussion in this section are presented in thousands.
Revenues. Our revenues were $1,033,055 for the year ended December 31, 2025 compared to $995,627 for the year ended December 31, 2024. The $37,428 (4%) increase was primarily related to an increase of $43,285 in our commissions and other brokerage income. The increase in revenues was driven by an increased average price per transaction of $1.86 million per home sale in 2025 compared to $1.67 million per home sale in 2024. This increase was partially offset by a decrease of approximately $5,193 in our property management revenues, primarily as a result of the sale of our property management business in October 2025. Excluding our property management revenues, our revenues were $1,001,463 and $958,842 for the years ended December 31, 2025 and 2024, respectively.

Our revenues from commission and other brokerage income were $989,842 for the year ended December 31, 2025 compared to $946,557 for the year ended December 31, 2024, an increase of $43,285. In 2025, our commission and other brokerage income generated from the sales of existing homes increased by $17,489 in the Northeast region, which excludes New York City, $5,947 in New York City, $3,789 in our Florida market and $3,406 in the West region, in each case compared to the 2024 period. In addition, our revenues from our development marketing division increased by $12,604 in 2025 compared to 2024 and this was primarily related to increased closings in our Florida and New York City markets.
Operating expenses. Our operating expenses include the gain on disposal of business of $81,655 related to the sale of our property management business for the year ended December 31, 2025. Please refer to “Recent Developments - Sale of Douglas Elliman Property Management.” for more information. Our operating expenses, excluding gain on disposal of business, were

$1,069,228 for the year ended December 31, 2025 compared to $1,064,453 for the year ended December 31, 2024. The $4,775 increase was due primarily to the increase in real estate brokerage commissions of $28,152, offset by the absence in 2025 of $17,750 related to the Antitrust litigation settlement expense that occurred in 2024 and $6,822 decline in general and administrative expenses. The primary components of operating expenses are described below.

Real Estate Agent Commissions. Because of increases in commissions and other brokerage income, our real estate agent commissions expense was $771,971 for the year ended December 31, 2025 compared to $743,819 for the year ended December 31, 2024, an increase of $28,152 (4%). Real estate agent commissions expense, as a percentage of revenues, remained consistent at 75% for both years ended December 31, 2025 and 2024. Additionally, the increase in commissions expense of 4% is consistent with the increase in commissions and other brokerage income of 5%, when compared to the prior period.

Gross profit. We define gross profit as the remaining portion after real estate agent commissions are subtracted from our revenues. Gross profit was $261,084 for the year ended December 31, 2025 compared to $251,808 for the year ended December 31, 2024, an increase of $9,276 (4%). This increase primarily resulted from increased existing home sales in our Northeast region as well as our Development Marketing division, in which sales of developer-represented units for the year ended December 31, 2025 contributed to an increase in gross profit.
Sales and Marketing. Sales and marketing expenses were $80,708 for the year ended December 31, 2025 compared to $82,606 for the year ended December 31, 2024.
Operations and support. Operations and support expenses were $70,720 for the year ended December 31, 2025 compared to $70,342 for the year ended December 31, 2024.
General and administrative. General and administrative expenses were $110,951 for the year ended December 31, 2025 compared to $117,773 for the year ended December 31, 2024. The decline is primarily related to reductions in personnel and related expenses of $3,887, and litigation, settlement and related expenses of $4,652.

Technology. Technology expenses were $22,590 for the year ended December 31, 2025 compared to $23,386 for the year ended December 31, 2024.

Impairment of fixed assets. Impairment of fixed assets was $2,275 for the year ended December 31, 2025 due to the abandonment of an agent onboarding application. There was no impairment of fixed assets for the year ended December 31, 2024.

Operating income (loss). Operating income was $45,482 for the year ended December 31, 2025 compared to a loss of $68,826 for the year ended December 31, 2024. The $114,308 increase was primarily due to the gain on disposal of $81,655 as a result of the sale of our property management business, the increase in gross profit (above) of $9,276 as well as a decline in general and administrative expenses of $6,822 and the absence in 2025 of a $17,750 expense related to the antitrust litigation settlement expense that occurred in 2024. These declines were offset by the impairment of fixed assets of $2,275.
Other expenses. Other expense was $27,612 for the year ended December 31, 2025 compared to $7,059 for the year ended December 31, 2024. For the year ended December 31, 2025, other expenses primarily consisted of the change in fair value of the derivative embedded within convertible debt of $28,482, interest expense of $5,069 and loss on extinguishment of convertible debt of $466. This was partially offset by interest income of $4,900 and investment and other gains associated with our PropTech investments of $1,318. For the year ended December 31, 2024, other expenses primarily consisted of the change in fair value of the derivative embedded within convertible debt of $14,978. This was partially offset by interest income of $5,533 and investment and other gains associated with our PropTech investments of $5,289.
Income (loss) before provision for income taxes. Income before provision for income taxes was $17,870 for the year ended December 31, 2025 compared to loss before provision for income taxes of $75,885 for the year ended December 31, 2024.
Income tax expense. Income tax expense was $3,560 for the year ended December 31, 2025 compared to $1,117 for the year ended December 31, 2024. Our income tax rates for the years ended December 31, 2025 and 2024 do not bear a customary relationship to statutory income tax rates due to the impact of the utilization of net operating loss carryforwards, which impact changes in valuation allowances and state income taxes, as well as certain nondeductible expenses and excess tax benefits of stock-based compensation. During 2025, we analyzed the likelihood of utilizing our deferred tax assets, which were primarily related to the benefits of remaining net operating loss carryforwards, and determined it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result we continued to maintain a valuation allowance for the full amount of the deferred tax assets. The full valuation allowance had been established during 2024, when we analyzed the likelihood of utilizing our deferred tax assets, which were primarily related to the benefits of net operating loss carryforwards, and determined it will be more likely than not that the benefits of these deductible differences will not be realized. We will continue to evaluate the realizability of our net deferred tax assets using all available evidence, which may result in a future change to our valuation allowances.

Liquidity and Capital Resources
Cash and cash equivalents was $115,510 and $135,657 as of December 31, 2025 and 2024, respectively, a decrease of $20,147. Restricted cash was $7,199 and $6,564 as of December 31, 2025 and 2024, respectively.
Cash used in operations was $13,878 and $25,962 in 2025 and 2024, respectively. The decline in the cash used in the 2025 period was attributable to lower liability payments (primarily cash bonuses paid in 2025 were lower compared to those paid in 2024), as well as the net impact of increased development marketing closings in 2025, offset by the $5,000 payment related to the antitrust litigation settlement in 2025.
Cash provided by investing activities was $90,461 in 2025, compared to cash used in investing activities of $6,786 in 2024. In 2025, cash provided by investing activities was primarily comprised of $97,677 of proceeds from the sale of short-term investments, $82,494 of proceeds from the sale of our property management business, and $1,654 of proceeds from the sale of long-term investments. This was offset by the purchase of short-term investments of $87,873 and capital expenditures of $3,353. In 2024, cash used in investing activities was comprised of the purchase of investment securities at fair value of $9,804 and capital expenditures of $5,534. This was offset by $8,882 of proceeds from the sale of long-term investments.
Cash used in financing activities was $96,095 in 2025, compared to cash provided by financing activities of $45,452 in 2024. In 2025, cash used in financing activities was primarily a result of the repayment of the Convertible Notes of $94,067. In 2024, cash provided by financing activities was primarily a result of the proceeds of the debt issuance of $48,750. This was partially offset by the deferred finance charges of $1,997 related to the issuance of the Convertible Notes.
Convertible Notes. On July 2, 2024, we issued the Convertible Notes in the aggregate principal amount of $50,000 that bore interest at a rate of 7.0% per annum, payable in cash, or, at our election, 8.0% per annum paid in kind, due semi-annually. In connection with and upon consummation of the sale of our property management business, on October 24, 2025, we repaid and redeemed all of our Convertible Notes for an aggregate payment of $95,000, including approximately $1,400 of accrued interest. For more information, see Note 10, “Notes Payable and Other Obligations” to our consolidated financial statements.
We had cash and cash equivalents of approximately $115,510 as of December 31, 2025 and, in addition to any cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months.
We continue to evaluate our capital structure and current market conditions related to our capital structure. We regularly review and evaluate potential acquisitions, joint ventures, divestitures, and other strategic transactions. For example, we may acquire, or seek to acquire, additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make other revisions to our capital structure, including, if authorized by our Board of Directors, the repurchase of our common stock in open market transactions. These initiatives may limit liquidity otherwise available to us.
On June 12, 2023, we announced that our Board had suspended the quarterly cash dividend, effective immediately; the final cash dividend was paid for the period ending March 31, 2023. We do not expect to pay a cash dividend in the foreseeable future.
Real Estate Brokerage Antitrust Litigation Settlements. On April 26, 2024, we entered into a settlement agreement to resolve all claims on a nationwide basis in the pending seller class action litigations, Gibson v. NAR, No. 4:23-cv-00788-SRB (W.D. Mo.) and Umpa v. NAR, 4:23-cv-00945-SRB (W.D. Mo.) alleging claims on behalf of sellers against Douglas Elliman Inc. and our subsidiaries. (That settlement agreement is currently being challenged on appeal in the U.S. Court of Appeals for the Eighth Circuit.) Under the settlement agreement, we paid $7,750 into an escrow fund on June 12, 2024, $5,000 into an escrow fund on December 29, 2025, and agreed to pay $5,000 contingent payment subject to certain financial contingencies on or before December 31, 2027. The remaining contingent payment may be accelerated under certain circumstances.

Other litigation. Litigation is subject to uncertainty and it is possible that there could be adverse developments in the Gibson/Umpa appeals and other pending cases. These cases include (i) the buyer-side class action Lutz vs. HomeServices of America, Inc. et al lawsuit, pending in the U.S. District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM) as well as (ii) cases related to two real estate sales persons formerly associated with us, who have been accused of sexual assault and related wrongdoing, where Douglas Elliman Inc., DER and our former Chief Executive Officer have been named as defendants (Koste et al vs. Alexander et al in the Supreme Court of the State of New York and Rodriguez vs. Alexander et al in the U.S. District Court for the Southern District of Florida). We deny liability and are defending vigorously claims made against us in the Koste and Rodriguez cases. For more information, see Note 14, “Commitments and Contingencies,” to our consolidated financial statements.
Management cannot predict the cash requirements related to any future settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against us or our subsidiaries as well as the costs of defending such cases. It is possible that our consolidated financial position, results of operations or cash flows in any future period could be materially adversely affected by an unfavorable outcome in any such brokerage-related litigation.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights and, in connection with the sale of our property management division, certain known liabilities as of October 24, 2025. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2025, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of December 31, 2025, we had outstanding approximately $2,645 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.
As a service to its customers, Portfolio Escrow Inc., a subsidiary of Douglas Elliman, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit of $36,283 and $37,967 as of December 31, 2025 and December 31, 2024, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of Portfolio Escrow Inc., the subsidiary of Douglas Elliman (and, therefore, are excluded from the accompanying consolidated balance sheets), the subsidiary of ours remains contingently liable for the disposition of these deposits.

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
Forward-looking statements involve important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, including due to macroeconomic conditions, interest rate fluctuations, inflation, acts of war and terrorism or otherwise;
•governmental regulations and policies, including with respect to regulation of the real estate market or monetary and fiscal policy and its effect on overall economic activity, in particular, mortgage interest rates;
•the impact of enacted and proposed tariffs and other trade policies, and related uncertainties in the global economy resulting from such policies;
•the impacts of banks not honoring the escrow and trust deposits held by our subsidiaries;
•litigation risks, the costs associated with, and the outcome of, litigation and other proceedings to the extent uninsured, including litigation or other claims against companies we invest in, conduct business with or acquire;
•adverse changes in global, national, regional and local economic and market conditions;
•the impacts of the One Big Beautiful Bill Act of 2025 and the Inflation Reduction Act of 2022, including the continued impact on the markets of our business;
•effects of industry competition and consolidation;
•severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity;
•the tax-free treatment of Vector Group’s distribution of our common stock to its stockholders; and
•the additional factors described under “Risk Factors” in this annual report on Form 10-K.
Further information on the risks and uncertainties to our business includes the risk factors discussed above under Item 1A. “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. The forward-looking statements speak only as of the date they are made and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this annual report. New factors may emerge, and it is not possible to predict all factors that may affect our business and operations.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 16, 2026, are set forth beginning on page F-1 of this report.

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
In connection with the preparation of this Form 10-K, the Company evaluated under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2025, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
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
Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Douglas Elliman Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Douglas Elliman Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 16, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Miami, Florida
March 16, 2026

ITEM 9B.OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
In the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Proposal 1 — Nomination and Election of Directors.” See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase Equity Securities. Executive Officers of the Registrant" for information regarding our executive officers. We have adopted a policy statement entitled Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. If an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, we intend to post such information on our web site, which is investors.elliman.com.
We have adopted an Insider Trading Policy which governs the purchase, sale and/or any other dispositions of our securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Insider Trading Policy is attached as Exhibit 19.1 to this Annual Report.

ITEM 11.EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation and Human Capital Committee Interlocks and Insider Participation” in our 2026 Proxy Statement is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2026 Proxy Statement is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2026 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2025 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the three years ended December 31, 2025, dated March 16, 2026 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-42
(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

* 4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the period ended December 31, 2024).

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

* 10.4	2021 Management Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

* 10.5	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, initially filed on December 7, 2021).

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

* 10.8	Employment Agreement, dated October 30, 2024, between Douglas Elliman Inc, and James B. Kirkland III (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 30, 2024).

EXHIBIT NO.	DESCRIPTION
* 10.9	Employment Agreement, dated November 24, 2024, between Douglas Elliman Inc, and Michael S. Liebowitz (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated November 24, 2024).

* 10.10
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

* 10.11	Employment Agreement between the Company and Bradley H. Brodie, dated as of July 28, 2025 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q dated September 30, 2025).

* 10.12	Retention Bonus Agreement between the Company and Stephen T. Larkin dated July 21, 2025 (incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q dated September 30, 2025).

* 10.13
Equity Purchase Agreement by and among Residential Management Group, LLC, Douglas Elliman Realty, LLC and PMG Holdings, Inc. dated October 24, 2025 (incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q dated September 30, 2025).

10.14	Form of Performance-Based Stock Unit Agreement under Douglas Elliman Inc. 2021 Management Incentive Plan.

* 19.1	Douglas Elliman Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company's Form 10-Q dated June 30, 2025).

21.1	Subsidiaries of Douglas Elliman Inc.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023).

101	Instance document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101	Schema document

101	Calculation linkbase document

101	Labels linkbase document

101	Presentation linkbase document

101	Definition linkbase document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

_____________________________

*    Incorporated by reference.
**    Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(b) is listed in exhibit numbers 10.4 through 10.6, exhibit 10.8, exhibit 10.9, exhibit 10.11, exhibit 10.12 and exhibit 10.14.

ITEM 16.FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Douglas Elliman Inc.
(Registrant)

	By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Executive Vice President, Treasurer and Chief Financial Officer
Date:	March 16, 2026
POWER OF ATTORNEY
The undersigned directors and officers of Douglas Elliman Inc. hereby constitute and appoint Michael S. Liebowitz, J. Bryant Kirkland III and Bradley H. Brodie with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2026.

SIGNATURE	TITLE

/s/ Michael S. Liebowitz	Director, President and Chief Executive Officer (Principal Executive Officer)
Michael S. Liebowitz

/s/ J. Bryant Kirkland III	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
J. Bryant Kirkland III

/s/ Richard J. Lampen	Chairman of the Board of Directors
Richard J. Lampen

/s/ Perry Weitz	Director
Perry Weitz

/s/ Wilson L. White	Director
Wilson L. White

/s/ Mark D. Zeitchick	Director
Mark D. Zeitchick

DOUGLAS ELLIMAN INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Douglas Elliman Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Douglas Elliman Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill and Other Intangible Assets – Douglas Elliman Realty, LLC Reporting Unit — Refer to Notes 1 and 9 to the financial statements.
Critical Audit Matter Description
The Company’s evaluation of goodwill and the trademark intangible asset, recorded within other intangible assets, is performed at least annually by comparing the fair value of each respective reporting unit or asset to its carrying value. The Company determines the fair value of goodwill using the discounted cash flow model and the market approach, which require management to make significant estimates and assumptions related to forecasts of future revenues, expenses, EBITDA margins, discount rates, as well as revenue multiples and EBITDA multiples. The Company determines the fair value of the trademark intangible asset using the relief-from royalty method, which requires management to make significant estimates and assumptions related to forecasts of future revenues, discount rate, and royalty rate. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charge, or both. The goodwill and trademark intangible asset balances recorded as of December 31, 2025, were $32.2 million and $68.0 million, respectively. These assets pertain to the Douglas Elliman Realty, LLC Reporting Unit (“DER”). The Company’s impairment tests did not result in impairment charges for the year ended December 31, 2025.

We identified management’s estimates of the fair value of the DER goodwill and trademark intangible asset as a critical audit matter because of the significant judgments made by management to estimate the respective fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s valuation methodologies and the selection of valuation assumptions.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected future cash flows and selection of valuation assumptions for goodwill and trademark intangible asset included the following, among others:
– We tested the effectiveness of controls over management’s goodwill and trademark intangible asset impairment evaluation, including those over the determination of the fair values of the reporting unit and trademark intangible asset, such as controls related to management’s forecasts and selection of the discount rates and royalty rate.
– We evaluated management’s ability to accurately forecast future revenues, expenses and EBITDA margins by comparing actual results to management’s historical forecasts.
– We assessed the reasonableness of management’s projected future cash flows by comparing the forecasts to (1) historical results, (2) internal communications to management, and (3) certain industry and market trends.
– With the assistance of our fair value specialists, we evaluated the reasonableness of the income approach valuation methodologies and assumptions, including the discount rates and royalty rates. We developed a range of independent estimates and compared those to the discount rate valuation assumptions developed by management.
– With the assistance of our fair value specialists, we evaluated the reasonableness of the market approach valuation methodology and assumptions, including the revenue and EBITDA multiples, as well as tested the underlying source information and mathematical accuracy of the calculations, and compared the multiples selected by management to its guideline companies.
– We tested the mathematical accuracy of the calculation.

/s/ Deloitte & Touche LLP
Miami, Florida
March 16, 2026
We have served as the Company’s auditor since 2021.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$115,510	$135,657
Investment securities at fair value	—	9,804
Receivables	19,910	19,598
Agent receivables, net	5,704	7,871
Restricted cash and cash equivalents	4,716	4,081
Other current assets	15,461	19,054
Total current assets	161,301	196,065
Property and equipment, net	30,150	37,700
Operating lease right-of-use assets	83,310	100,491
Long-term investments (includes $4,399 and $3,127 at fair value)	10,549	9,527
Contract assets, net	46,735	37,123
Goodwill	32,226	32,230
Other intangible assets, net	71,655	72,307
Equity-method investments	2,205	2,020
Other assets	6,278	6,425
Total assets	$444,409	$493,888
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liabilities	$20,593	$21,672
Income taxes payable, net	3,560	—
Accounts payable	3,783	3,056
Commissions payable	21,663	20,452
Accrued salaries and benefits	13,731	8,296
Contract liabilities	15,966	18,225
Other current liabilities	19,376	20,456
Total current liabilities	98,672	92,157
Notes payable and other obligations less current portion	—	32,670
Fair value of the derivative embedded within convertible debt	—	30,253
Non-current operating lease liabilities	82,379	101,935
Contract liabilities	74,946	63,765
Antitrust litigation settlement	5,000	10,000
Other liabilities	134	683
Total liabilities	261,131	331,463
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 88,247,942 and 88,853,150 shares issued and outstanding	883	889
Additional paid-in capital	291,716	285,167
Accumulated deficit	(108,649)	(123,868)
Total Douglas Elliman Inc. stockholders' equity	183,950	162,188
Non-controlling interest	(672)	237
Total stockholders' equity	183,278	162,425
Total liabilities and stockholders' equity	$444,409	$493,888

The accompanying notes are an integral part of the consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands, except per share amounts)
Revenues:
Commissions and other brokerage income	$989,842	$946,557	$906,069
Property management	31,592	36,785	35,542
Other ancillary services	11,621	12,285	13,967
Total revenues	1,033,055	995,627	955,578

Expenses:
Real estate agent commissions	771,971	743,819	706,162
Sales and marketing	80,708	82,606	83,670
Operations and support	70,720	70,342	70,605
General and administrative	110,951	117,773	125,447
Technology	22,590	23,386	23,788
Depreciation and amortization	8,377	7,736	8,026
Antitrust litigation settlement expense	—	17,750	—
Impairment of fixed assets	2,275	—	—
Restructuring	1,636	1,041	2,377
Gain on disposal of business	(81,655)	—	—
Operating income (loss)	45,482	(68,826)	(64,497)

Other income (expenses):
Interest expense	(5,069)	(2,939)	(28)
Interest income	4,900	5,533	5,841
Equity in earnings (losses) from equity-method investments	187	36	(168)
Loss on extinguishment of liability	(466)	—	—
Change in fair value of the derivative embedded within convertible debt	(28,482)	(14,978)	—
Investment and other gains	1,318	5,289	633
Income (loss) before provision for income taxes	17,870	(75,885)	(58,219)
Income tax expense (benefit)	3,560	1,117	(15,053)

Net income (loss)	14,310	(77,002)	(43,166)

Net loss attributed to non-controlling interest	909	686	614

Net income (loss) attributed to Douglas Elliman Inc.	$15,219	$(76,316)	$(42,552)

Per basic common share:

Net income (loss) applicable to common shares attributed to Douglas Elliman Inc.	$0.17	$(0.91)	$(0.52)

Per diluted common share:

Net income (loss) applicable to common shares attributed to Douglas Elliman Inc.	$0.17	$(0.91)	$(0.52)

The accompanying notes are an integral part of the consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest
	Shares	Amount				Total
	(Dollars in thousands)
Balance, January 1, 2023	80,881,022	$809	$273,111	$(5,000)	$1,537	$270,457
Net loss	—	—	—	(42,552)	(614)	(43,166)
Distributions and dividends on common stock ($0.05 per share)	(372)	—	(4,222)	—	—	(4,222)
Restricted stock grants	3,610,000	36	(36)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(785,842)	(8)	(1,982)	—	—	(1,990)
Effect of stock dividend	4,220,604	42	(42)	—	—	—
Stock-based compensation	—	—	13,075	—	—	13,075
Balance, December 31, 2023	87,925,412	879	279,904	(47,552)	923	234,154
Net loss	—	—	—	(76,316)	(686)	(77,002)
Restricted stock grants	5,982,023	60	(60)	—	—	—
Restricted stock grant canceled	(4,365,500)	(44)	44	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(688,785)	(6)	(1,346)	—	—	(1,352)
Stock-based compensation	—	—	6,574	—	—	6,574
Other	—	—	51	—	—	51
Balance, December 31, 2024	88,853,150	889	285,167	(123,868)	237	162,425
Net income (loss)	—	—	—	15,219	(909)	14,310
Restricted stock grants	718,509	7	(7)	—	—	—
Restricted stock grant canceled	(587,095)	(6)	6	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(736,622)	(7)	(2,027)	—	—	(2,034)
Stock-based compensation	—	—	8,577	—	—	8,577
Balance, December 31, 2025	88,247,942	$883	$291,716	$(108,649)	$(672)	$183,278

The accompanying notes are an integral part of the consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025		2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$14,310		$(77,002)	$(43,166)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,377		7,736	8,026
Non-cash stock-based compensation expense	8,577		6,574	13,075
Impairment of fixed assets	2,275		—	—
Loss on sale of assets	204		205	37
Gain on disposal of business	(81,655)		—	—
Deferred income taxes	—		977	(15,444)
Net gains on investment securities	(1,226)		(5,289)	(633)
Equity in (earnings) losses from equity-method investments	(187)		(36)	168
Non-cash interest expense	2,199		1,192	—
Non-cash lease expense	19,237		20,553	22,369
Change in fair value of the derivative embedded within convertible debt	28,482		14,978	—
Provision for credit losses	4,401		5,241	4,712
Loss on extinguishment of liability	466		—	—
Changes in assets and liabilities:
Receivables	(3,895)		820	(2,173)
Income taxes receivables, net	3,560		5,292	1,174
Contract assets, net	(7,452)		(5,988)	1,296
Accounts payable and accrued liabilities	1,534		(6,904)	9,678
Operating right-of-use assets and operating lease liabilities, net	(22,208)		(22,205)	(22,664)
Accrued salary and benefits	5,555		(4,616)	(5,316)
Contract liabilities	8,921		19,578	(516)
Antitrust litigation settlement	(5,000)	`	10,000	—
Other assets and liabilities	(353)		2,932	(1,038)
Net cash used in operating activities	(13,878)		(25,962)	(30,415)
Cash flows from investing activities:
Purchase of debt securities	—		—	(25)
Purchase of equity securities	—		—	(300)
Proceeds from sale or liquidation of long-term investments	1,654		8,882	1,420
Purchase of long-term investments	(138)		(330)	(190)
Proceeds from sale or liquidation of short-term investments	97,677		—	—
Purchase of short-term investments	(87,873)		—	—
Purchase of investment securities at fair value	—		(9,804)	—
Proceeds from disposal of business, less cash distributed	82,494		—	—
Capital expenditures	(3,353)		(5,534)	(6,143)
Net cash provided by (used in) investing activities	90,461		(6,786)	(5,238)
Cash flows from financing activities:
Proceeds from debt issuance	—		48,750	—
Repayments of convertible note	(94,067)		—	—
Deferred financing charges	—		(1,997)	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(2,028)		(1,301)	(1,990)
Dividends on common stock	—		—	(4,222)
Net cash (used in) provided by financing activities	(96,095)		45,452	(6,212)
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,512)		12,704	(41,865)
Cash, cash equivalents and restricted cash, beginning of year	142,221		129,517	171,382
Cash, cash equivalents and restricted cash, end of year	$122,709		$142,221	$129,517

The accompanying notes are an integral part of the consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services business. Douglas Elliman owns Douglas Elliman Realty, LLC, one of the largest residential brokerage companies in the New York metropolitan area. Douglas Elliman has 114 offices with approximately 5,800 real estate agents in the New York metropolitan area, which includes New York City, Long Island, the Hamptons, Westchester, Connecticut and New Jersey, as well as in Florida, California, Texas, Colorado, Nevada, Massachusetts, Maryland, Virginia and Washington D.C.
The accompanying consolidated financial statements include the accounts and transactions of Douglas Elliman, as well as the entities in which Douglas Elliman directly or indirectly has a controlling financial interest. These entities include DER Holdings LLC and DOUG Ventures, LLC (“DOUG Ventures,” previously known as New Valley Ventures). DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc. DOUG Ventures consists of minority investments in PropTech companies. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
(b) Principles of Consolidation:
The consolidated financial statements presented herein include the assets, liabilities, revenues, expenses and cash flows of DER Holdings LLC and DOUG Ventures as well as all other entities in which Douglas Elliman has a controlling financial interest. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
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
(c) Estimates and Assumptions:
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates, by their nature, are based on judgments and available information and are subject to material changes. These estimates include impairment charges and valuation of intangible assets. Accordingly, actual results could differ from such estimates.
(d) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, and money market accounts. Cash equivalents include short-term investments which have an original maturity of three months or less. Interest income from short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insure these balances, up to $250 and $500, respectively. Substantially all the Company’s cash balances at December 31, 2025 are uninsured.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of “Cash, cash equivalents and restricted cash” in the consolidated statements of cash flows were as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$115,510	$135,657	$119,808
Restricted cash and cash equivalents in current assets	4,716	4,081	7,171
Restricted cash and cash equivalents included in other assets	2,483	2,483	2,538
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$122,709	$142,221	$129,517
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
(g) Significant Concentrations of Credit Risk:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. The Company believes it places its temporary cash in money market securities (investment grade or better) with high credit quality financial institutions. Credit risk with respect to receivables is distributed across numerous accounts and we maintain an allowance for doubtful accounts such that receivables are stated at net realizable value.
(h) Receivables:
Receivables primarily consist of commissions earned on sales transactions which closed prior to the Company’s year-end but the related commissions had not yet been received. The Company provides an allowance for credit losses on uncollectible receivables based principally on the specific identification method. There are no allowances for credit losses for commission receivables as of December 31, 2025 and December 31, 2024. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
(k) Goodwill and Other Intangible Assets:
Goodwill and intangible assets with indefinite lives are not amortized and are tested for impairment on an annual basis, as of October 1, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. The Company follows ASC 350, Intangibles – Goodwill and Other, and subsequent updates including ASU 2011-08, Testing Goodwill for Impairment and ASU 2017-14, Simplifying the Test for Goodwill Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value or chooses to bypass the optional qualitative assessment, the Company then assesses recoverability by comparing the fair value of the reporting unit to its carrying amount; otherwise, no further impairment test would be required. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. As discussed in Note 9, as part of our annual impairment test, the Company utilized third-party valuation specialists to prepare a quantitative assessment of its goodwill and trademark intangible assets, based on the current market conditions in the residential real estate brokerage industry which did not result in impairment charges related to its goodwill or trademark for the year ended December 31, 2025. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value and current market conditions deteriorate, impairment charges could result in future periods, and such impairment charges could be material.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
ROU assets represent the Company’s right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company’s obligation to make lease payments as determined by the lease agreement. Lease liabilities are recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is the Company’s estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. Discount rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. ROU assets are recorded and recognized at commencement for the lease liability amount, initial direct costs incurred and are reduced for lease incentives received. While the Company’s lease terms may include options to extend or terminate the lease, these options are not included when calculating the leases ROU asset and lease liability unless the Company is reasonably certain it will exercise such options. Operating lease expense is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components; the Company has elected the accounting policy to combine lease and non-lease components for all underlying asset classes.
(n) Stock Awards:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value at the grant date. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of restricted stock awarded under the 2021 Management Incentive Plan (the “2021 Plan”) provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unvested portion of the restricted stock award. The Company recognizes payments of the dividend equivalent rights on these restricted stock awards on the Company’s consolidated balance sheets as reductions in additional paid-in capital, which are included as “Distributions and dividends on common stock” in the Company’s consolidated statement of stockholders’ equity.
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
(p)  Contingencies:
The Company records provisions for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

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
Real estate advertising costs, which are expensed as incurred and included within sales and marketing expenses, were $24,219, $29,650 and $27,296 for the years ended December 31, 2025, 2024 and 2023, respectively.
(u) Operations and support expenses:
Operations and support expenses consists primarily of compensation and other personnel-related costs for employees supporting agents, third-party consulting and professional services costs (not included in general and administrative or technology), and other related expenses.
(v) General and administrative expenses:
General and administrative expenses consists primarily of compensation, stock-based compensation expense and other personnel-related costs for executive management and administrative employees, including finance and accounting, legal, human resources and communications, the occupancy costs for its headquarters and other offices supporting its administrative functions, and transition services paid to its Former Parent, Vector Group, for the use of office space and employees, professional services fees for legal and finance, insurance expenses and talent acquisition expenses.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(w) Technology expenses:
Technology expenses consist primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, data licenses of technology and other related expenses associated with the implementation of our technology initiatives.
(x) Impairment of Fixed Assets:
The Company recorded an impairment charge of $2,275 for the year ended December 31, 2025 due to the abandonment of an agent onboarding application.
(y) Restructuring:
Restructuring expense primarily consists of employee severance and benefits expensed for the years ended December 31, 2025 and 2024 associated with the reduction in staff and are cash charges. All amounts expensed for the years ended December 31, 2025 and 2024 are included in Restructuring expense in the Company’s consolidated statements of operations. The following table presents the changes in the restructuring liability, included within other current liabilities, for the years ended December 31, 2025 and 2024.

Restructuring liability balance at January 1, 2024	$767
Severance expense	1,041
Severance payments	(1,320)
Restructuring liability balance at December 31, 2024	$488
Severance expense	1,357
Other restructuring expense	279
Severance payments	(848)
Other restructuring payments	(58)
Restructuring liability balance at December 31, 2025	$1,218
(z)  Investments and Other Gains:
Investment and other gains consists of the following:

	Year Ended December 31,
	2025	2024	2023
Net unrealized (losses) gains on PropTech convertible trading debt securities	$(25)	$92	$28
Net unrealized (losses) gains on long-term investments at fair value	(94)	68	(110)
Net gains on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	1,345	5,129	715
Other income	92	—	—
Investment and other gains	$1,318	$5,289	$633
(aa) Other Comprehensive Income:
The Company does not have any activity that results in Other Comprehensive Income; therefore, no statement of Comprehensive Income is included in the consolidated financial statements.
(ab) Sale of Douglas Elliman Property Management:
On October 24, 2025 (the “Closing Date”), Douglas Elliman Realty, LLC (“DER”) sold its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management (“DEPM”), for a base purchase price of $85,000, subject to adjustments for cash, indebtedness, transaction expenses and working capital amounts at closing (the “DEPM Sale”). In the consolidated statement of operations, the operating expenses include the gain on disposal of business

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $81,655 related to the DEPM Sale for the year ended December 31, 2025. The tax impact of the DEPM Sale has been treated as a discrete item in the fourth quarter of 2025. The DEPM Sale is governed by an agreement (the “Equity Purchase Agreement”) that includes representations and warranties for a transaction of this type. The Purchaser has obtained a representations and warranties insurance policy with such coverage serving as the Purchaser’s sole remedy with respect to any breach of representations and warranties by DEPM and DER, except for claims related to fraud and specific indemnities.
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
(ac) Acquisitions:
Effective January 1, 2026, the Company acquired the remaining 50% of the ownership interest of Real Estate Associates of Houston LLC, a licensed real estate service provider in Houston, Texas, for a purchase price of $100.
(ad) Subsequent Events:
The Company has evaluated subsequent events through March 16, 2026, the date the financial statements were issued.
(ae) New Accounting Pronouncements:
Accounting Standards Updates (“ASUs”) adopted in 2025:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The ASU requires that all public entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024. The Company adopted the guidance for the year ended December 31, 2025. Refer to Note 12 for additional information relating to the Company’s income taxes reporting.
ASUs to be adopted in future periods:
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires enhanced disclosures around disaggregation of certain income statement expense lines into specified categories. The new standard is effective on a prospective basis for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and anticipates adopting the standard in the year ended December 31, 2027.
In September 2025, the FASB issued ASU 2025-06, Intangibles, Goodwill and Other, Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software under ASC 350-40 by aligning it with current development practices, especially agile and iterative methods. ASU 2025-06 clarifies when to begin capitalizing costs, improves operability across different development approaches, and enhances disclosure requirements. ASU 2025-06 is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and anticipates adopting the standard in the period ending March 31, 2028.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting: Narrow-Scope Improvements. This ASU improves clarity for interim financial reporting requirements under the existing guidance within Accounting Standards Codification ("ASC") Topic 270, Interim Reporting, by creating a comprehensive list of interim disclosure requirements, clarifying scope and applicability, along with adding a principle to disclose all material events that have occurred since the most recently filed Form 10-K. ASU 2025-11 is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and anticipates adopting the standard in the period ending March 31, 2028.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The purpose of this ASU is to make incremental improvements to GAAP. The improvements include Codification updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and anticipates adopting the standard in the period ending March 31, 2027.

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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Title insurance commission fee revenue is earned when the sale of the title insurance policy is completed, which corresponds to the point in time when the underlying real estate sale is completed, which is when the performance obligation is satisfied. Escrow commission fee revenue is recorded at a point in time which occurs at the time a home sale transaction or refinancing closes.
Disaggregation of Revenue
In the following table, revenue is disaggregated by major services line and primary geographical market:

	Year Ended December 31, 2025
	Total	New York City	Northeast	Southeast	West	International
Revenues:
Commission and other brokerage income - existing home sales	$909,456	$268,884	$207,114	$252,406	$181,002	$50
Commission and other brokerage income - development marketing	80,386	31,557	333	43,615	4,881	—
Property management revenue	31,592	31,007	585	—	—	—
Other ancillary services	11,621	337	51	21	11,212	—
Total revenue	$1,033,055	$331,785	$208,083	$296,042	$197,095	$50

	Year Ended December 31, 2024
	Total	New York City	Northeast	Southeast	West	International
Revenues:
Commission and other brokerage income - existing home sales	$878,775	$262,937	$189,625	$248,617	$177,596	$—
Commission and other brokerage income - development marketing	67,782	27,171	396	35,871	4,344	—
Property management revenue	36,785	36,027	758	—	—	—
Other ancillary services	12,285	482	279	19	11,505	—
Total revenue	$995,627	$326,617	$191,058	$284,507	$193,445	$—

	Year Ended December 31, 2023
	Total	New York City	Northeast	Southeast	West	International
Revenues:
Commission and other brokerage income - existing home sales	$849,874	$271,586	$177,222	$226,231	$174,835	$—
Commission and other brokerage income - development marketing	56,195	27,376	938	24,507	3,374	—
Property management revenue	35,542	34,798	744	—	—	—
Other ancillary services	13,967	1,860	745	—	11,362	—
Total revenue	$955,578	$335,620	$179,649	$250,738	$189,571	$—

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	December 31, 2025	December 31, 2024

Receivables, which are included in receivables	$3,141	$1,789
Contract assets, net, which are included in other current assets	8,775	10,935
Contract assets, net, which are in other assets	46,735	37,123
Payables, which are included in commissions payable	2,237	1,302
Contract liabilities, which are in current liabilities	15,966	18,225
Contract liabilities, which are in other liabilities	74,946	63,765
Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve months. Receivables increased $1,352 for the year ended December 31, 2025 primarily due to accrued revenues from satisfied performance obligations of $3,664, offset by cash collections. Correspondingly, payables increased by $935 primarily due to additional accrued expenses from satisfied performance obligations of $2,580, offset by cash payments.
Contract assets. For the year ended December 31, 2025, the Company recorded additional contract assets of $25,189 for payments made for direct fulfillment costs incurred in advance of the satisfaction of the performance obligations for Real Estate development marketing contracts. For the year ended December 31, 2025, the Company also reduced contract assets (and recognized real estate agent commission expense) by $17,737 for previously deferred costs of units closed.
Contract liabilities. Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the Real Estate development marketing contracts and are recognized as revenue at the points in time when the Company performs under the contracts. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span four to six years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings is dependent upon several external factors outside the Company’s control, including, but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of December 31, 2025, the Company estimates $15,966 of contract liabilities will be recognized as revenue within the next twelve months.
For the year ended December 31, 2025, the Company recorded additional contract liabilities of $42,339 for payments received from customers prior to the satisfaction of performance obligations for Real Estate development marketing contracts. For the year ended December 31, 2025, the Company also reduced contract liabilities (and recognized commissions and other brokerage income) by $33,417 for previously deferred revenue for units closed during the year.
The Company recognized revenue of $30,573, $14,449 and $16,675 for the years ended December 31, 2025, 2024, and 2023, respectively, that were included in the contract liabilities balances at December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). There were no revenues recognized relating to performance obligations satisfied or partially satisfied in prior periods for the years ended December 31, 2025, 2024 and 2023, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging of receivables from agents, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $4,746 and $4,783 at December 31, 2025 and December 31, 2024, respectively.
The following table summarizes changes in the allowance for credit losses for the year ended December 31, 2025:

	January 1, 2025	Current Period Provision		Write-offs	Recoveries	December 31, 2025
Allowance for credit losses:
Real estate broker agent receivables	$4,783	$4,401	(1)	$4,438	$—	$4,746
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
On June 12, 2023, the Company announced that its Board had suspended the quarterly cash dividend, effective immediately; the final cash dividend was paid for the period ending March 31, 2023.
Additionally, on June 12, 2023, the Board also declared a stock dividend on the Company common stock of 5%, which was paid on June 30, 2023 to stockholders of record as of the close of business on June 22, 2023. Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend distributed to Company stockholders on June 30, 2023. All per-share amounts and references to share amounts were updated to reflect the retrospective effect of the stock dividend.
In its calculation of basic and diluted EPS for the year ended December 31, 2024, the Company did not adjust its net loss for the effect of these participating securities because the adjustment was anti-dilutive.
Net income (loss) for purposes of determining basic and diluted EPS applicable to common shares attributed to Douglas Elliman Inc. was as follows:

	For the year ended December 31,
	2025	2024	2023
Net income (loss) attributed to Douglas Elliman Inc.	$15,219	$(76,316)	$(42,552)
Income attributable to participating securities	(711)	—	(307)
Net income (loss) available to common stockholders attributed to Douglas Elliman Inc.	$14,508	$(76,316)	$(42,859)
Basic EPS is computed by dividing net income (loss) available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following common shares for the years ended December 31, 2025, 2024 and 2023:

	For the year ended December 31,
	2025	2024	2023
Weighted-average shares for basic and diluted EPS	84,598,404	83,502,500	82,247,015
The following was outstanding during the years ended December 31, 2025, 2024 and 2023, but were not included in the computation of diluted EPS because the effect was anti-dilutive:

	For the year ended December 31,
	2025	2024	2023
Weighted-average number of shares issuable upon conversion of debt	27,123,288	33,333,333	—
Weighted-average conversion price	$1.50	$1.50	$—

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
The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$28,560	$30,890	$33,721
Short-term lease cost	740	802	1,188
Variable lease cost	4,131	4,143	4,234
Less: Sublease income	(270)	(148)	(688)
Total lease cost	$33,161	$35,687	$38,455
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$31,533	$32,596	$34,106

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,882	13,878	12,768
Supplemental consolidated balance sheet information related to leases was as follows:

	December 31,	December 31,
	2025	2024

Weighted average remaining lease term in years:
Operating leases	5.18	5.73

Weighted average discount rate:
Operating leases	8.66%	8.58%

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2025, maturities of lease liabilities were as follows:

Operating Leases
Year Ending December 31:
2026	$28,767
2027	25,548
2028	23,024
2029	18,563
2030	13,554
Thereafter	19,158
Total lease payments	128,614
Less imputed interest	(25,642)
Total	$102,972
As of December 31, 2025, the Company had no executed real estate leases that have not yet commenced.
The Company’s rental expense for the years ended December 31, 2025, 2024 and 2023 was $28,560, $30,890 and $33,721, respectively. Rent expense for the year ended December 31, 2025 consisted of $19,237 of amortization and $9,323 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2024 consisted of $20,553 of amortization and $10,337 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2023 consisted of $22,369 of amortization and $11,352 of lease expense for interest accretion on operating lease liabilities.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	December 31, 2025	December 31, 2024
PropTech convertible trading debt securities	$1,229	$1,254
Long-term investment securities at fair value (1)	3,170	3,127
PropTech investments at cost	6,150	6,400
PropTech investments under equity-method	825	619
Total investments	11,374	11,400
Less PropTech current convertible trading debt securities (2)	—	1,254
Less PropTech investments accounted for under the equity-method (3)	825	619
Total long-term investments	$10,549	$9,527
_____________________________
(1)     These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2)    These amounts are included in “Other current assets” on the consolidated balance sheets.
(3)    These amounts are included in “Equity-method investments” on the consolidated balance sheets.
Net realized and unrealized gains on long-term investment securities were as follows:

	Year Ended December 31,
	2025	2024	2023
Net unrealized (losses) gains on PropTech convertible trading debt securities	$(25)	$92	$28
Net unrealized (losses) gains on long-term investments at fair value	(94)	68	(110)
Net gains on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	1,345	5,129	715
Net realized and unrealized gains on long-term investment securities	$1,226	$5,289	$633
In July 2025, we monetized our remaining investment in Bilt Technologies for $1,533 and recorded a gain of $1,225 during the year ended December 31, 2025. During 2024, the Company monetized its investment in LiveEasy and 50.0% of its investment in BILT and recorded gains of $4,601 and $1,000, respectively for the year ended December 31, 2024.
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The remaining convertible note matures in February 2027.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of unrealized (losses) gains on long-term investment securities at fair value during the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
	2025	2024	2023
Net unrealized (losses) gains on long-term investments at fair value	$(94)	$68	$(110)
The Company has unfunded commitments of $450 related to long-term investment securities at fair value as of December 31, 2025.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies as of December 31, 2025. The total carrying values of equity securities without readily determinable fair values that do not qualify for the NAV practical expedient these investments were $6,150 and $6,400 as of December 31, 2025 and 2024, respectively. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the year ended December 31, 2025. The Company recorded an impairment of $489 for the year ended December 31, 2024. The impairment was included in “Investment and other gains” on the consolidated statements of operations.

7.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Leasehold improvements	$53,737	$53,360
Furniture and equipment	40,567	39,082
	94,304	92,442
Less accumulated depreciation and amortization	(64,154)	(54,742)
	$30,150	$37,700
Depreciation and amortization expense related to property and equipment, net for the years ended December 31, 2025, 2024 and 2023 was $7,724, $7,079 and $7,324, respectively.

8.    EQUITY-METHOD INVESTMENTS

Equity-method investments consisted of the following:

	December 31, 2025	December 31, 2024
Ancillary services ventures	$2,205	$2,020
At December 31, 2025, the Company’s ownership percentages in these investments ranged from 5.3% to 50.0%. Due to the Company’s ability to exercise significant influence, but not control, related to these investments, the Company accounts for these investments under the equity-method of accounting.

VIE Consideration:
The Company has determined that the Company is not the primary beneficiary of any of its equity-method investments because it does not control the activities that most significantly impact the economic performance of each investment. The Company determined that the entities were VIEs but the Company was not the primary beneficiary. Therefore, the Company’s equity-method investments have been accounted for under the equity-method of accounting.
Maximum Exposure to Loss:
The Company’s maximum exposure to earnings or losses from its equity-method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements and was $2,205 as of December 31, 2025.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets were as follows:

	December 31, 2025	December 31, 2024
Goodwill	$32,226	$32,230

Indefinite-life intangibles:
Trademark - Douglas Elliman	$68,000	$68,000
Intangibles with a finite life, net	3,655	4,307
Total other intangible assets, net	$71,655	$72,307
The carrying amounts of goodwill and intangibles with a finite life for 2025 were as follows:

	Goodwill	Intangibles with a finite life, net
Balance as of January 1, 2025	$32,230	$4,307
Disposal of business[1]	(4)	—
Amortization	—	(652)
Balance as of December 31, 2025	$32,226	$3,655
1 Relates to the DEPM Sale for the year ended December 31, 2025. For more information, see Note 1(ab) “Sale of Douglas Elliman Property Management.”
The carrying amounts of goodwill and intangibles with a finite life for 2024 were as follows:

	Goodwill	Intangibles with a finite life, net
Balance as of January 1, 2024	$32,230	$4,964
Amortization	—	(657)
Balance as of December 31, 2024	$32,230	$4,307
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
As part of our annual impairment test, as of October 1, 2025, the Company utilized third-party valuation specialists to prepare a quantitative assessment of its goodwill and trademark intangible assets, based on the current market conditions in the residential real estate brokerage industry which did not result in impairment charges related to its goodwill or trademark for the year ended December 31, 2025.
For the goodwill testing, the Company utilized an income approach (a discounted cash flows method) and a market approach (a guideline public company method) to estimate the fair value of the Douglas Elliman business. The estimated fair value of the trademark indefinite-life intangible asset related to the Douglas Elliman brand name was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other intangible assets were as follows:

	Useful Lives in Years	December 31, 2025	December 31, 2024
Trademark - Douglas Elliman	Indefinite	$68,000	$68,000

Other intangibles	1 - 10	7,818	11,216
		7,818	11,216
Less: Accumulated amortization on amortizable intangibles		(4,163)	(6,909)
Other intangibles, net		$3,655	$4,307
The trademark intangible has been attributed to the acquisition of the Douglas Elliman brand name which the Company plans to continue using. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed its impairment test for the year ended December 31, 2025, which did not result in an impairment charge related to the Company’s trademark. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value, impairment charges could result in future periods, and such impairment charges could be material.
As of December 31, 2025 and 2024, other intangibles with finite lives included non-compete agreements and favorable lease assets related to business combinations.
For the years ended December 31, 2025, 2024, and 2023, respectively, amortization of other intangibles was $652, $657 and $702.

10.    NOTES PAYABLE AND OTHER OBLIGATIONS
Notes payable and other obligations consisted of the following:

	December 31, 2025	December 31, 2024
Convertible Notes, net of unamortized discount of $0 and $17,330	$—	$32,670
Aggregate carrying value(1)	$—	$32,670
(1) The Convertible Notes were redeemed on October 24, 2025 and are no longer outstanding.
*The fair value of the derivative embedded within the 7.0% Convertible Note ($0 at December 31, 2025 and $30,253 at December 31, 2024, respectively) is separately classified as a derivative liability in the consolidated balance sheets.
Redemption of the 7.0% Convertible Notes due 2029:
On July 2, 2024, the Company, Alter Domus (US) LLC, as collateral agent, and entities (the “Purchasers”) advised or managed by Kennedy Lewis Investment Management LLC (“KLIM”) entered into a Securities Purchase Agreement pursuant to which the Company agreed to issue and sell to the Purchasers, and the Purchasers agreed to purchase from the Company, $50,000 aggregate principal amount of the Company’s newly issued senior secured convertible promissory notes due July 2, 2029 (the “Convertible Notes”) in a private placement transaction in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. The Company used the net proceeds from the sale of the Convertible Notes for general corporate purposes.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Convertible Notes bore interest at a rate of 7.0% per annum payable in cash, or, at the Company’s election, 8.0% per annum paid in kind, due semi-annually.
The aggregate net proceeds from the issuance of the Convertible Notes were $33,475 and the Convertible Notes were senior secured obligations of the Company and were guaranteed by certain of the Company’s direct and indirect subsidiaries and secured by first priority security interests in substantially all of the assets of the Company and the Subsidiary Guarantors, subject to certain exceptions.
In connection with the DEPM Sale, on October 24, 2025, the Company repaid and redeemed all of the Convertible Notes for an aggregate payment of $95,000, including approximately $1,400 of accrued interest (the ”Redemption”). The liens on the assets of the Company and the subsidiary guarantors were released upon the Redemption. The Redemption was effected because the noteholders informed the Company that they were not willing to waive their contractual redemption rights with respect to the Convertible Notes but would agree to a redemption of the Convertible Notes in connection with the consummation of the DEPM Sale.
The Company accelerated recognition of $1,631 of unamortized debt issuance costs associated with the extinguishment of the debt, which is included as a realized loss within “Loss on extinguishment of liability” on its Consolidated Statement of Operations for the year ended December 31, 2025. The loss on extinguishment of liability includes $3 which was recorded and represented the difference between the net carrying amount of the Convertible Notes at the time of the extinguishment and fair value of the costs issued to redeem the Convertible Notes, and $463 of legal fees related to the extinguishment of the debt.
Embedded Derivative on the Convertible Notes:
At the time of the issuance of the Convertible Notes, the Company determined that the conversion feature meets the definition of a derivative liability. The Company separated the derivative liability from the host debt instrument based on the fair value of the derivative liability. In accordance with authoritative guidance on accounting for derivatives and hedging, the Company bifurcated the embedded derivative and estimated the fair value of the embedded derivative liability based on a third-party valuation. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative was then amortized to interest expense over the term of the debt using the effective interest method. Changes to the fair value of the embedded derivative were reflected in the Company’s consolidated statements of operations as “Change in fair value of the derivative embedded within convertible debt.” The value of the embedded derivative was contingent on changes in interest rates, the Company’s stock price, stock price volatility, and the Company’s dividend yield over the term of the debt.

A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s convertible debt is as follows:

	Year ended
	December 31,
	2025	2024
Convertible Notes	$1,814	$983
Interest expense associated with embedded derivative	$1,814	$983

A summary of non-cash changes in fair value of the derivative embedded within convertible debt is as follows:

	Year ended
	December 31,
	2025	2024
Convertible Notes	$28,482	$14,978
Loss on changes in fair value of the derivative embedded within convertible debt	$28,482	$14,978

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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The estimated fair value of the Company’s notes payable is as follows:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable	$—	$—	$32,670	$41,002
Notes payable and other obligations	$—	$—	$32,670	$41,002
Notes payable is recorded on the consolidated balance sheets at amortized cost. The determinations of fair values disclosed above would be classified as Level 3 under the fair value hierarchy disclosed in Note 17 if such liabilities were recorded on the consolidated balance sheets at fair value.
Letters of Credit:
As of December 31, 2025 and 2024, the Company had outstanding $2,645 and $2,990, respectively, of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.

11.    EMPLOYEE BENEFIT PLANS
In 2025, the Company maintained two 401(k) plan for substantially all its U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $847, $766 and $697 for the years ended December 31, 2025, 2024 and 2023, respectively. On October 24, 2025, in connection with the DEPM Sale, the Company no longer maintains its 401(k) plan for the employees with Douglas Elliman Property Management division.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.    INCOME TAXES
The amounts provided for income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. Federal	$1,883	$—	$—
State and local	1,677	140	391
	3,560	140	391
Deferred:
U.S. Federal	—	(108)	(10,009)
State and local	—	1,085	(5,435)
	—	977	(15,444)
Total	$3,560	$1,117	$(15,053)

The following is a reconciliation of the difference between the U.S. statutory federal income tax rate and our effective tax rate:

	Year Ended December 31, 2025
	Amount	Percent
U.S. Federal Statutory Tax Rate	$3,752	21.00%
State and local income taxes, net of federal income tax effect (1)	1,325	7.43%
Changes in Valuation Allowance	(10,330)	(57.81)%
Nontaxable or Nondeductible Items
Compensation related items	1,053	5.91%
Nondeductible settlement	840	4.71%
Net income attributable NCI in DE	191	1.09%
Non-deductible portion of convertible debt premium	7,849	43.94%
Other	(302)	(1.81)%
Other adjustments	(818)	(4.54)%
Effective Income Tax Rate	$3,560	19.92%
_____________________________
(1) State and local income taxes in New York and New York City made up the majority (more than 50%) of the domestic state and local income taxes.

	Year Ended December 31,
	2024	2023
Federal statutory tax rate	21%	21%
State taxes, net of federal benefit	0.88%	7.22%
Changes in valuation allowances	(22.2)%	—%
Nontaxable or nondeductible items	(1.6)%	(1.8)%
Other	—%	(1.44)%
Effective tax rate	(1.92)%	24.98%

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes Paid

The table below presents amounts of income taxes paid, net of refunds, by jurisdiction:

Year Ended December 31, 2025
U.S. Federal	$—
U.S. State and local	156
Total U.S.	156
Foreign	—
Total cash income taxes paid, net of refunds	$156
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by GAAP and income tax laws. The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities is as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Basis differences on fixed and intangible assets	$669	$577
Basis differences in Notes Payable	—	4,509
Various U.S. federal and state tax loss carryforwards	17,183	28,457
Operating lease liabilities	3,778	4,764
	21,630	38,307
Less: Valuation allowance	(10,177)	(26,065)
Net deferred tax assets	$11,453	$12,242

Deferred tax liabilities:
Basis differences on prepaid assets	$(195)	$(200)
Revenue recognition	(345)	(377)
Allowance for doubtful accounts	(82)	(67)
Basis differences on acquisition	(8,008)	(7,769)
Operating lease right-of-use assets	(3,279)	(4,181)
Other	456	352
Net deferred tax liabilities	$(11,453)	$(12,242)

Net deferred tax assets (liabilities)	$—	$—

Various U.S. federal and state net operating loss (“NOL”) carryforwards included in Deferred Tax Assets. Prior to 2019, the Company’s subsidiary, Douglas Elliman of California, Inc. (“DE California”), filed a consolidated U.S. income tax return that included its wholly owned U.S. subsidiaries. The tax effected standalone subsidiary federal and state NOL carryforwards attributable to DE California is $7,328 and $7,093 at December 31, 2025 and 2024, respectively. The deferred tax assets of Douglas Elliman of California, Inc. generated prior to March 1, 2019 are limited for use in the future to the extent of the taxable income of Douglas Elliman of California, Inc. under the “Separate Return Limitation Year” rules of Internal Revenue Code Section 381.The federal NOL carryforwards begin to expire in 2034 and losses generated in 2018 or later will carry forward indefinitely.
At December 31, 2025, the Company’s tax effected consolidated federal NOL carryforward was approximately $13,270 and tax effected consolidated state NOL carryforward was approximately $3,913. At December 31, 2024, the Company’s tax effected consolidated federal NOL carryforward was approximately $20,414 and tax effected consolidated state NOL carryforward was approximately $8,043. (The NOL carryforwards of DE California are included in the Company’s tax effected federal and state NOL carryforwards at December 31, 2025 and 2024, respectively).
Valuation Allowances. ASC 740, Income Taxes, requires the Company to establish a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. If such determination is made and future losses are incurred over the

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
period in which the net deferred tax assets are deductible, the Company believes it will be more likely than not that the benefits of these deductible differences will not be realized, and as a result will be required to maintain a valuation allowance for the full amount of the deferred tax assets.
In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to expiration of the net operation loss carryforwards. At December 31, 2025 and 2024, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $10,177 and $26,065, respectively. The change in the valuation allowance during the year ended 2025 was approximately $15,888.
At December 31, 2025, the Company had federal net operation loss (“NOL”) carryforwards of approximately $63,189. The federal NOL carryforwards begin to expire in 2034, losses generated in 2018 or later of approximately $55 million will carry forward indefinitely. Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”) subject the future utilization of NOL carryforwards and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes, as defined. The effect of an ownership change would be the imposition of an annual limitation of the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company's capital during a specified period prior to the change, and the federal published interest rate. The Company does not believe that the utilization of these NOLs has been limited by these provisions.
Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2025, there were no uncertain positions. The Company's U.S. federal and state net operating losses have occurred since 2014 and as such, tax years subject to potential tax examination could apply from that date because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2025 and 2024.
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
The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. Liabilities for uncertain tax positions reflected as of December 31, 2025 and 2024 were not significant and it is not anticipated that they will materially change in the next 12 months. Although the outcome of tax audits is always uncertain, Douglas Elliman Realty, LLC believes that its tax positions will be sustained under audit.
On July 4, 2025, President Donald J. Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (“OBBBA”). The Company does not expect OBBBA to have a material impact on the Company’s financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    STOCK COMPENSATION
The 2021 Plan was adopted on December 22, 2021 and approved by the Company’s stockholder on December 24, 2021. The 2021 Plan provides for the Company to grant nonqualified stock options, incentive stock options, stock appreciation rights, restricted shares, restricted stock units, performance share awards, other stock-based awards and cash-based awards. Shares available for issuance under the 2021 Plan are 9,375,708 shares as of December 31, 2025. The Company may satisfy its obligations under any award granted under the 2021 Plan by issuing new shares.
Restricted Stock Awards. The Company recognizes compensation expense using the fair value method. Restricted stock awards are time-based awards which vest over a period that ranges between two and approximately four years. The Company recognizes compensation cost net of an estimated forfeiture rate ratably using the straight-line attribution method over the expected vesting period. As of December 31, 2025, there was $5,964 of total unrecognized compensation costs related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of approximately 1.4 years.
Performance Stock Units. The Company granted 1,550,000 performance-based stock units (“PSUs”) during 2024. The number of shares of common stock to be issued in full settlement of the PSUs is based on the 30-day volume weighted-average stock price at the end of a three-year performance period and the PSUs are subject to forfeiture if certain employment conditions are not met. At December 31, 2025, the Company had 1,550,000 PSUs outstanding, with a weighted-average grant date fair value of $2.69 per PSU. The Company amortizes expense over the performance period the fair value of PSUs at the date of grant, net of estimated forfeitures. The Company recorded pre-tax compensation expense related to PSUs for the years ended December 31, 2025 and 2024 of $1,344 and $136, respectively. The unamortized compensation expense related to PSUs was $2,689 at December 31, 2025, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

A summary of employee stock award transactions is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2023	2,731,312	$10.86
Granted	3,786,750	$3.08
Vested	(1,926,751)	$6.97
Forfeited	—	$—
Nonvested at December 31, 2023	4,591,311	$6.07
Granted	7,532,023	$2.16
Vested (1)	(1,724,495)	$3.86
Forfeited	(4,365,500)	$4.25
Nonvested at December 31, 2024	6,033,339	$3.14
Granted	718,509	$2.47
Vested (1)	(2,000,541)	$3.60
Forfeited	(587,095)	$3.59
Nonvested at December 31, 2025	4,164,212	$2.75
_____________________________
(1)The total fair value of restricted stock awards vested during 2025 and 2024 was $5,008 and $3,243, respectively.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    COMMITMENTS AND CONTINGENCIES
Lease Commitments:
The Company leases office space under non-cancellable operating lease agreements. See Note 5. “Leases” to the Company’s consolidated financial statements for further discussion.
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

Under the Settlement Agreement, the Company paid $7,750 into an escrow fund on June 12, 2024, $5,000 into an escrow fund on December 29, 2025, and agreed to pay an additional $5,000 contingent payment subject to certain financial contingencies on or before December 31, 2027 (collectively, the “Settlement Amount”). The contingent payments may be accelerated under certain circumstances. The Company recognized an expense of $17,750 for the year ended December 31, 2024.

In addition, the Company agreed to make certain changes to its business practices and emphasize certain practices that have been a part of the Company’s longstanding policies and practices, including: reminding its brokerages and agents that the

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

While most of the industry-wide antitrust class action lawsuits launched by plaintiffs on behalf of a putative class of home sellers have been settled (although appeals challenging the settlements are still pending), including those against the Company, certain suits launched by plaintiffs on behalf of a putative class of home buyers are still pending. In November 2023, individual plaintiffs filed an action on behalf of a putative national class of home buyers from 1996 to the present in the Northern District of Illinois against certain real estate brokerage firms (the “Batton II case”), including the Company, alleging anticompetitive behavior similar to the now resolved Gibson case. In June 2024, plaintiffs voluntarily dismissed this action against the Company without prejudice. However, on June 11, 2024, plaintiffs’ counsel from the Batton II case added the Company as a defendant in the Lutz case in the U.S. District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM). This case was brought by individual plaintiffs who filed an action on behalf of a putative national class of home buyers from December 1996 through the present against certain real estate brokerage firms, alleging anticompetitive behavior in violation of federal antitrust laws, state antitrust and consumer protection laws, as well as asserting an unjust enrichment claim. The allegations and claims in the Lutz case are similar to the Batton II case. As this case was brought by a putative national class of home buyers, it is not subsumed within the Settlement Agreement resolving the antitrust actions brought by home sellers against the Company, except to the extent that the class includes home buyers who also are part of the home sellers settling class referenced above that released their claims as home buyers. On July 15, 2025, all of the Lutz plaintiffs’ claims against the Company were dismissed. The federal antitrust claim was dismissed with prejudice, and the state antitrust, consumer protection, and unjust enrichment claims were dismissed without prejudice with 21 days to replead. The Lutz plaintiffs filed their Third Amended Complaint on August 5, 2025, which the Company has moved to dismiss. The Company has not provided any amounts in the consolidated financial statements for unfavorable outcomes for these industry-wide home buyer antitrust class action lawsuits as management concluded that it is not probable that a loss has been incurred and is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any pending industry-wide home buyer antitrust class action lawsuits.

Two real estate salespersons formerly associated with the Company as independent contractors, have, together or separately, been named as defendants in multiple complaints by women accusing them of sexual assault and related wrongdoing, and in March 2026 they were convicted of criminal charges related to similar alleged conduct. On February 28, 2025, the former real estate salespersons and several other defendants, including the Company and its former Chief Executive Officer, were named as defendants in one of these lawsuits, the Koste litigation in the Supreme Court of the State of New York. Plaintiffs have brought claims against the Company under the New York Gender-Motivated Violence Act and sex trafficking, negligence, and negligent hiring, retention, and supervision claims. The Company denies liability and is defending vigorously against these claims. The Company has filed motions to dismiss the claims against it, which are set to be heard by the court on March 19, 2026. On January 22, 2026, the former real estate salespersons and several other defendants, including the Company and its former Chief Executive Officer, were named as defendants in the Rodriguez litigation in the U.S. District Court for the Southern District of Florida, in which Plaintiff brought claims against the Company under federal sex trafficking and Florida human trafficking laws. The Company denies liability and is defending vigorously against these claims.

On November 14, 2025, a Verified Stockholder Derivative Complaint, Barbara Strougo derivatively on behalf of Douglas Elliman, Inc. vs. Howard M. Lorber, et al. (the “Strougo Litigation”), was filed in the Court of Chancery of the State of Delaware (the “Chancery Court”) on behalf of the Company, as nominal defendant, against certain of the Company’s current and former directors and officers (the “Individual Defendants”). The complaint alleged breach-of-fiduciary duty claims against the Individual Defendants. The parties to the Strougo Litigation reached an agreement to settle the Strougo Litigation on the terms and conditions set forth in a Stipulation and Agreement of Compromise, Settlement, and Release that was filed with the Chancery Court on February 19, 2026 (the “Strougo Settlement Agreement”). The Strougo Settlement Agreement provides for the final dismissal of the Strougo Litigation in exchange for (i) a settlement payment to the Company of $17,500, subject to reductions for attorneys’ fees and expenses, in an amount to be determined by the Chancery Court and (ii) the implementation by the Company of certain corporate-governance enhancements and reforms. Certain of the Company’s insurers have agreed to fund the settlement. The Strougo Settlement Agreement remains subject to final Chancery Court approval. No amounts relating to the proposed settlement have been recorded as of December 31, 2025.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation is subject to uncertainty, and it is possible that there could be adverse developments in pending cases or that more cases, including antitrust lawsuits, could be commenced. With the commencement of any new case, the defense costs and the risks relating to the unpredictability of litigation increase. Legal defense costs are expensed as incurred. Management reviews on a quarterly basis with counsel all pending litigation and evaluates the probability of a loss being incurred and whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation. The Company is unable to reasonably estimate the financial impact of these litigation matters. For the year ended December 31, 2025, the Company incurred legal expenses and settlement costs totaling $20,431, (included within “General and administrative expenses,” of which $833 is for settlement expenses, on the consolidated statement of operations). For the year ended December 31, 2024, the Company incurred legal expenses and settlement costs totaling $42,697, ($17,750 is included within “Antitrust litigation settlement expense” and $24,947 is included within “General and administrative expenses,” of which $4,440 is for settlement expenses, on the consolidated statement of operations). For the year ended December 31, 2023, the Company incurred legal expenses and settlement costs totaling $7,549, (included within “General and administrative expenses,” of which $1,643 is for settlement expenses, on the consolidated statement of operations). The Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected from an unfavorable outcome in, or settlement of, any of these matters.
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

15.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2025	2024	2023
Cash paid (received) during the period for:
Interest	$3,163	$1,453	$28
Income taxes, net	156	(5,152)	(1,917)
Non-cash investing and financing activities:
Capital expenditures incurred but not paid	29	21	287

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    RELATED PARTY TRANSACTIONS
On December 29, 2021, Vector Group completed the Distribution and the Company and Vector Group entered into a distribution agreement (the “Distribution Agreement”) and several ancillary agreements for the purpose of accomplishing the Distribution. The Distribution Agreement includes an agreement that the Company and Vector Group will provide each other with appropriate indemnities with respect to liabilities arising out of the business retained by Vector Group and the business transferred to Douglas Elliman by Vector Group. These agreements also govern the Company’s relationship with Vector Group after the Distribution and provide for the allocation of employee benefit, tax and some other liabilities and obligations attributable to periods prior to, at and after the Distribution. These agreements also include arrangements with respect to transition services (the “Transition Services Agreement”). The Company and Vector Group entered into a Transition Services Agreement with respect to transition services and other ongoing commercial relationships. Under the agreement, which expired on December 20, 2024, the Company paid Vector Group $4,084 in 2024 and $4,200 in 2023. The Company and Vector Group also entered into Aircraft Lease Agreements for the right to lease on a flight-by-flight basis certain aircraft owned by Vector Group. Under the agreements, which were cancelled on October 17, 2024, the Company paid Vector Group $1,830 in 2024 and $2,124 in 2023. Vector Group had agreed to indemnify the Company for certain tax matters under the Tax Disaffiliation Agreement.
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
The Company has been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that Vector Group had previously invested in through its real estate venture investment subsidiary. The Company had gross commissions of approximately $13,547, $17,068 and $1,766 from these projects for the years ended December 31, 2025, 2024 and 2023, respectively.
A son of the Company’s former President and Chief Executive Officer, who resigned on October 21, 2024, was an associate broker with the Company and he received commissions and other payments of $767 and $1,570, respectively, in accordance with brokerage activities in 2024 and 2023, respectively.
The spouse of the former President and Chief Executive Officer of Douglas Elliman Realty, LLC, who was terminated on October 25, 2024, was a real estate agent whose license was held at a subsidiary of the Company, and who received commissions and other payments of $147 and $329 in accordance with brokerage activities in 2024 and 2023, respectively.
The son-in-law of the Company’s current Chairman of the Board of Directors (as well as former Executive Vice President and Chief Operating Officer), served as Vice President, Enterprise Innovation and Managing Director of DOUG Ventures LLC until May 2025 and received total compensation, which included salary, bonus and 401(k) matching awards of approximately $165, $303 and $369 in 2025, 2024 and 2023, respectively.
The former Chairman of the Company’s Board of Directors is the Co-Founder, Co-Portfolio Manager and Co-Managing Partner of Kennedy Lewis Investment Management, which was the lender on the Company’s Convertible Notes. In connection with the DEPM Sale, on October 24, 2025, the Company repaid and redeemed all of its 7% Convertible Notes due 2029 (the “Convertible Notes”) for an aggregate payment of $95,000, including approximately $1,400 of accrued interest (the ”Redemption”). See Note 10 – Notes Payable for more information.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of December 31, 2025
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$108,372	$108,372	$—	$—
Certificates of deposit (2)	162	—	162	—
Long-term investments
PropTech convertible trading debt securities	1,229	—	—	1,229
Long-term investment securities at fair value (3)	3,170	—	—	—
Total long-term investments	4,399	—	—	1,229
Total assets	$112,933	$108,372	$162	$1,229

Liabilities:
Fair value of the derivative embedded within convertible debt	$—	$—	$—	$—	$(28,482)
Total liabilities	$—	$—	$—	$—	$(28,482)

_____________________________
(1)Amounts included in Cash and cash equivalents on the consolidated balance sheets, except for $4,716 that is in current restricted cash and cash equivalents and $2,483 that is included in non-current restricted assets.
(2)$162 included in other assets on the consolidated balance sheets.
(3)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

	Fair Value Measurements as of December 31, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$85,535	$85,535	$—	$—
U. S. treasury bills (2)	52,744	52,744	—	—
Certificates of deposit (3)	507	—	507	—
PropTech convertible trading debt securities	1,254	—	—	1,254
Long-term investments
Long-term investment securities at fair value (4)	3,127	—	—	—
Total long-term investments	3,127	—	—	—
Total assets	$143,167	$138,279	$507	$1,254

Liabilities:
Fair value of the derivative embedded within convertible debt	$30,253	$—	$—	$30,253	$(14,978)
Total liabilities	$30,253	$—	$—	$30,253	$(14,978)

Nonrecurring fair value measurements
Long-term investments (5)	$—			$—	$(489)
	$—			$—	$(489)

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

_____________________________
(1)Amounts included in Cash and cash equivalents on the consolidated balance sheets, except for $4,081 that is in current restricted assets and $2,483 that is included in non-current restricted assets.
(2)$42,940 included in Cash and cash equivalents and $9,804 included in investment securities at fair value.
(3)$345 included in other current assets and $162 included in other assets on the consolidated balance sheets.
(4)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.
(5)Long-term investments with a carrying amount of $489 were recorded at their fair value of $0, resulting in an impairment charge of $489 as a part of investment and other gains for the year ended December 31, 2024.
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
The fair value of the derivative embedded within the convertible debt and the fair value of the convertible debt itself was derived using a binomial lattice valuation model. The derivative has been classified as Level 3. Change in the fair value of the derivative embedded within the convertible debt is presented in the consolidated statements of operations. The value of the embedded derivative is contingent on changes in interest rates, the Company’s stock price, stock price volatility, and the Company’s dividend yield. The Company’s stock price, volatility, and dividend yield are based on market observable inputs. The interest rate component of the value of the note is computed by calibrating the yield as of the issuance date, such that the value of the convertible note is equal to the principal net of the original issue discount. This yield is adjusted by the change in spreads from the discount curve equivalent to the Company’s implied credit rating.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of the Level 3 assets as of December 31, 2025 were as follows:

2025
Balance as of January 1	$1,254
Change in fair value of PropTech convertible trading debt securities	(25)
Balance as of December 31	$1,229
The changes in the fair value of the Level 3 liabilities as of December 31, 2025 were as follows:

2025
Balance as of January 1	$30,253
Change in fair value of the derivative embedded within convertible debt	28,482
Repayment and redemption of convertible debt	(58,735)
Balance as of December 31	$—
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2025:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2025	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,229	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2027
			Volatility	54.10%
			Discount rate	31.97%

Fair value of the derivative embedded within convertible debt	$—	Binomial Lattice Model	Assumed annual stock dividend	—%
			Assumed annual cash dividend	—%
			Stock price	$2.72
			Volatility	50%
			Risk-free rate	3.47%
			Implied credit spread	9.90%

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2024:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2024	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,254	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2025
			Volatility	46.82%
			Discount rate	25.65%

Fair value of the derivative embedded within convertible debt	$30,253	Binomial Lattice Model	Assumed annual stock dividend	—%
			Assumed annual cash dividend	—%
			Stock price	$1.67
			Volatility	50%
			Risk-free rate	4.36%
			Implied credit spread	8.06%
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. As discussed in Note 1(x), the Company recorded an impairment of fixed assets of $2,275 for the year ended December 31, 2025 on the consolidated statements of operations. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2025 and 2024.

18.    SEGMENT INFORMATION

Prior to January 1, 2025, the Company’s reportable segments were Real Estate Brokerage and Corporate Activities and Other, which consisted of the operations of our holding company which included the Company’s investment business that invests in PropTech opportunities through its DOUG Ventures subsidiary. Effective on January 1, 2025, the Company is now managed as a single operating and reporting segment.
Previous reportable segments were recast because our chief executive officer (“CEO”), who became CEO in October 2024 and acts as the chief operating decision maker (“CODM”), began reviewing the operating performance of the Company as a whole, instead of on a segment basis as was done prior to January 1, 2025.
Furthermore, the CODM now evaluates the operating results and revenue of the Company as total real estate services to make decisions. This change led to revisions in the nature and substance of information regularly provided to and used by the CODM and served to align our reported results to evaluate the performance of our businesses and related trends. The CODM uses and compares results, which includes significant expense categories as noted on the face of the statements of operations, operating loss and investment and other gains, to prior periods and, based on these results, assesses performance and identifies trends of ongoing operations.
As the Company is now managed as a single operating and reportable segment, the measure of segment profit or loss is the consolidated net income (loss). The measure of segment assets is reported on the Company’s consolidated balance sheets.
As a result, beginning in the first quarter of 2025, the Company began to report our financial results as a single reportable segment. Presentation of the Company’s financial information for the years ended December 31, 2025, 2024, and 2023 is reported as one segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. Prior year information has been recast to conform to the current presentation.
Financial information for the Company’s revenue and expenses for the years ended December 31, 2025, 2024, and 2023 were as follows:

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Total Revenues	$1,033,055	$995,627	$955,578

Operating expenses:
Real estate agent commissions	$771,971	$743,819	$706,162
Sales and marketing	80,708	82,606	83,670
Operations and support	70,720	70,342	70,605
General and administrative	110,951	117,773	125,447
Technology	22,590	23,386	23,788
Depreciation and amortization	8,377	7,736	8,026
Antitrust litigation settlement expense	—	17,750	—
Impairment of fixed assets	2,275	—	—
Restructuring	1,636	1,041	2,377
Gain on disposal of business	(81,655)	—	—
Operating income (loss)	45,482	(68,826)	(64,497)
Other income (expenses):
Interest expense	(5,069)	(2,939)	(28)
Interest income	4,900	5,533	5,841
Equity in earnings (losses) from equity-method investments	187	36	(168)
Loss on extinguishment of liability	(466)	—	—
Change in fair value of the derivative embedded within convertible debt	(28,482)	(14,978)	—
Investment and other gains	1,318	5,289	633
Income (loss) before provision for income taxes	17,870	(75,885)	(58,219)
Income tax expense (benefit)	3,560	1,117	(15,053)
Net income (loss)	14,310	(77,002)	(43,166)
Net loss attributed to non-controlling interest	909	686	614
Net income (loss) attributed to Douglas Elliman Inc.	$15,219	$(76,316)	$(42,552)
For the year ended December 31, 2025, $7,538 of stock-based compensation is included within General and administrative expenses and $1,039 is included within Operations and support expenses on the consolidated statements of operations. For the year ended December 31, 2024, $5,510 of stock-based compensation is included within General and administrative expenses and $1,064 is included within Operations and support expenses on the consolidated statements of operations. For the year ended December 31, 2023, $12,145 of stock-based compensation is included within General and administrative expenses and $930 is included within Operations and support expenses on the consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s identifiable assets and capital expenditures for December 31, 2025, 2024 and 2023 were as follows:

Year Ended December 31, 2025
Identifiable assets (1)	$444,409
Capital expenditures	$3,353

Year Ended December 31, 2024
Identifiable assets (2)	$493,888
Capital expenditures	$5,534

Year Ended December 31, 2023
Identifiable assets (3)	$493,419
Capital expenditures	$6,143
(1)    Includes $2,205 in equity-method investments.
(2)     Includes $2,020 in equity-method investments.
(3)     Includes $1,960 in equity-method investments.

19. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $36,283 and $37,967 as of December 31, 2025 and December 31, 2024, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these assets.

DOUGLAS ELLIMAN INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2025
Allowances for:
Deferred tax valuation allowance	$26,065	$—	$15,888	$10,177
Total	$26,065	$—	$15,888	$10,177
Year Ended December 31, 2024
Allowances for:
Deferred tax valuation allowance	$7,026	$19,039	$—	$26,065
Total	$7,026	$19,039	$—	$26,065
Year Ended December 31, 2023
Allowances for:
Deferred tax valuation allowance	$6,417	$609	$—	$7,026
Total	$6,417	$609	$—	$7,026