Form 10-Q
period 2026-03-31
Douglas Elliman Inc.
filed 2026-05-11
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2026

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
☐ Yes ☒ No
    At April 30, 2026, Douglas Elliman Inc. had 90,906,082 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2026	December 31, 2025
ASSETS:
Current assets:
Cash and cash equivalents	$95,971	$115,510
Receivables	20,524	19,910
Agent receivables, net	8,660	5,704
Restricted cash and cash equivalents	4,522	4,716
Other current assets	21,494	15,461
Total current assets	151,171	161,301
Property and equipment, net	28,566	30,150
Operating lease right-of-use assets	82,624	83,310
Long-term investments (includes $3,184 and $3,170 at fair value)	9,302	10,549
Contract assets, net	51,313	46,735
Goodwill	32,226	32,226
Other intangible assets, net	71,492	71,655
Equity-method investments	2,605	2,205
Other assets	5,915	6,278
Total assets	$435,214	$444,409
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liabilities	$21,025	$20,593
Current portion of antitrust litigation settlement	5,000	—
Accounts payable	3,271	3,783
Income taxes payable, net	2,408	3,560
Commissions payable	21,514	21,663
Accrued salaries and benefits	5,852	13,731
Contract liabilities	16,615	15,966
Other current liabilities	26,679	19,376
Total current liabilities	102,364	98,672
Non-current operating lease liabilities	80,771	82,379
Contract liabilities	81,841	74,946
Antitrust litigation settlement	—	5,000
Other liabilities	2,168	134
Total liabilities	267,144	261,131
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 88,117,442 and 88,247,942 shares issued and outstanding	882	883
Additional paid-in capital	292,113	291,716
Accumulated deficit	(124,925)	(108,649)
Total Douglas Elliman Inc. stockholders' equity	168,070	183,950
Non-controlling interest	—	(672)
Total stockholders' equity	168,070	183,278
Total liabilities and stockholders' equity	$435,214	$444,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Commissions and other brokerage income	$211,881	$241,143
Property management	—	9,492
Other ancillary services	2,452	2,768
Total revenues	214,333	253,403

Expenses:
Real estate agent commissions	167,391	186,525
Sales and marketing	17,737	19,739
Operations and support	16,240	17,728
General and administrative	23,192	27,325
Technology	5,238	5,535
Depreciation and amortization	1,999	1,900
Restructuring	47	—
Operating loss	(17,511)	(5,349)

Other income (expenses):
Interest expense	(3)	(1,530)
Interest income	890	1,361
Equity in earnings from equity-method investments	388	2
Change in fair value of the derivative embedded within convertible debt	—	(746)
Investment and other losses	(40)	(22)
Loss before provision for income taxes	(16,276)	(6,284)
Income tax expense	—	—

Net loss	(16,276)	(6,284)

Net loss attributed to non-controlling interest	—	299

Net loss attributed to Douglas Elliman Inc.	$(16,276)	$(5,985)

Per basic common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.19)	$(0.07)

Per diluted common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.19)	$(0.07)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2026	88,247,942	$883	$291,716	$(108,649)	$(672)	$183,278
Net loss	—	—	—	(16,276)	—	(16,276)
Restricted stock grant canceled	(130,500)	(1)	1	—	—	—
Stock-based compensation	—	—	1,168	—	—	1,168
Acquisition of subsidiary	—	—	(772)	—	672	(100)
Balance as of March 31, 2026	88,117,442	$882	$292,113	$(124,925)	$—	$168,070

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2025	88,853,150	$889	$285,167	$(123,868)	$237	$162,425
Net loss	—	—	—	(5,985)	(299)	(6,284)
Restricted stock grant canceled	(115,312)	(1)	1	—	—	—
Stock-based compensation	—	—	2,035	—	—	2,035
Balance as of March 31, 2025	88,737,838	$888	$287,203	$(129,853)	$(62)	$158,176
The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(16,276)	$(6,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,999	1,900
Non-cash stock-based compensation expense	1,168	2,035
Loss on sale of assets	—	137
Net losses on investment securities	40	43
Equity in earnings from equity-method investments	(388)	(2)
Non-cash interest expense	—	647
Non-cash lease expense	4,590	4,883
Change in fair value of the derivative embedded within convertible debt	—	746
Provision for credit losses	867	1,180
Changes in assets and liabilities:
Receivables	(4,437)	(7,694)
Income taxes payable, net	(1,152)	81
Contract assets, net	(4,870)	(2,430)
Operating lease liabilities	(5,080)	(5,592)
Accounts payable	11,642	10,869
Other assets and liabilities	(7,110)	(3,505)
Accrued salaries and benefits	(7,879)	(5,032)
Contract liabilities	7,544	2,401
Net cash used in operating activities	(19,342)	(5,617)
Cash flows from investing activities:
Proceeds from sale or liquidation of long-term investments	28	78
Proceeds from sale or liquidation of short-term investments	—	54,416
Purchase of short-term investments	—	(44,612)
Purchase of long-term investments	(60)	(67)
Capital expenditures	(259)	(1,034)
Purchase of subsidiaries	(100)	—
Net cash (used in) provided by investing activities	(391)	8,781
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,733)	3,164
Cash, cash equivalents and restricted cash, beginning of period	122,709	142,221
Cash, cash equivalents and restricted cash, end of period	$102,976	$145,385

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services business. The condensed consolidated financial statements of Douglas Elliman include the accounts of DER Holdings LLC and DOUG Ventures, LLC (“DOUG Ventures”), a directly and an indirectly wholly owned subsidiary of the Company, respectively. DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc., which are engaged in the residential real estate brokerage business with their subsidiaries. The operations of DOUG Ventures consist of minority investments in innovative and cutting-edge PropTech companies.
Certain references to “Douglas Elliman Realty” refer to the Company’s residential real estate brokerage business, including the operations of Douglas Elliman Realty, LLC and Douglas Elliman of California Inc., unless otherwise specified.
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. References to U.S. GAAP issued by the Financial Accounting Standards Board (“FASB”) are to the FASB Accounting Standards Codification, also referred to as the “Codification” or “ASC.” These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
In presenting the condensed consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ from those estimates.
(b) Principles of Consolidation:
The condensed consolidated financial statements include the assets, liabilities, revenues, expenses and cash flows of DER Holdings LLC and DOUG Ventures, as well as all other entities in which Douglas Elliman has a controlling financial interest. All intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
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
(d) Loss Per Share (“EPS”):
The Company has restricted stock awards which will provide dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The participating securities holders do not participate in the Company’s net losses. There were no outstanding non-participating securities during the three months ended March 31, 2026 and 2025. The Company did not pay a cash dividend during the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
Net loss attributed to Douglas Elliman Inc.	$(16,276)	$(5,985)
Income attributable to participating securities	—	—
Net loss available to common stockholders attributed to Douglas Elliman Inc.	$(16,276)	$(5,985)
Basic EPS is computed by dividing net loss available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended
	March 31,
	2026	2025
Weighted-average shares for basic and diluted EPS	85,633,730	84,369,811

Due to the redemption of all of the Company’s 7% Convertible Notes due 2029 (the “Convertible Notes”), there was no weighted-average shares calculation related to the conversion of debt for the three months ended March 31, 2026. The following was outstanding during the three months ended March 31, 2025, but was not included in the computation of diluted EPS because the effect was anti-dilutive:

	Three Months Ended
	March 31,
	2026	2025
Weighted-average number of shares issuable upon conversion of debt	—	33,333,333
Weighted-average conversion price	$—	$1.50

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
The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$95,971	$115,510
Restricted cash and cash equivalents in current assets	4,522	4,716
Restricted cash and cash equivalents included in other assets	2,483	2,483
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$102,976	$122,709
(f) Goodwill and Other Intangible Assets:
Goodwill and intangible assets with indefinite lives are not amortized, and are tested for impairment on an annual basis, as of October 1, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. The Company follows ASC 350, Intangibles – Goodwill and Other, and subsequent updates including ASU 2011-08, Testing Goodwill for Impairment and ASU 2017-14, Simplifying the Test for Goodwill Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value or chooses to bypass the optional qualitative assessment, the Company then assesses recoverability by comparing the fair value of the reporting unit to its carrying amount; otherwise, no further impairment test would be required.
In the three months ended March 31, 2026, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment performed the Company concluded that it is not more likely than not that a reporting unit’s fair value is less than its carrying value and determined no further impairment test would be required for March 31, 2026.
(g) Investment and Other Losses:
Investment and other losses consist of the following:

	Three Months Ended
	March 31,
	2026	2025
Net unrealized losses on long-term investments at fair value	(36)	(121)
Net (losses) gains on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	(4)	78
Other income	—	21
Investment and other losses	$(40)	$(22)
(h) Acquisitions:
Effective January 1, 2026, the Company acquired the remaining ownership interest of Real Estate Associates of Houston LLC, a licensed real estate service provider in Houston, Texas, for a purchase price of $100. Upon obtaining 100% ownership of the entity, the Company accounted for the transaction as an equity transaction in accordance with ASC 810. Accordingly, no gain or loss was recognized in the condensed consolidated statements of operations, and noncontrolling interest is no longer presented.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(i) Subsequent Events:
The Company has evaluated subsequent events through May 11, 2026, the date the financial statements were issued.
(j) New Accounting Pronouncements:
ASUs to be adopted in future periods:
In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220) – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses. The ASU requires enhanced disclosures around disaggregation of certain income statement expense lines into specified categories. The new standard is effective on a prospective basis for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements and anticipates adopting the standard in the year ended December 31, 2027.
In September 2025, the FASB issued ASU 2025-06, Intangibles, Goodwill and Other, Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the accounting for internal-use software under ASC 350-40 by aligning it with current development practices, especially agile and iterative methods. ASU 2025-06 clarifies when to begin capitalizing costs, improves operability across different development approaches, and enhances disclosure requirements. ASU 2025-06 is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements and anticipates adopting the standard in the period ending March 31, 2028.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting: Narrow-Scope Improvements. This ASU improves clarity for interim financial reporting requirements under the existing guidance within Accounting Standards Codification ("ASC") Topic 270, Interim Reporting, by creating a comprehensive list of interim disclosure requirements, clarifying scope and applicability, along with adding a principle to disclose all material events that have occurred since the most recently filed Form 10-K. ASU 2025-11 is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements and anticipates adopting the standard in the period ending March 31, 2028.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The purpose of this ASU is to make incremental improvements to U.S. GAAP. The improvements include Codification updates for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements and anticipates adopting the standard in the period ending March 31, 2027.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
2.    REVENUE RECOGNITION
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

	Three Months Ended March 31, 2026
	Total	New York City	Northeast	Southeast	West	International
Revenues:
Commission and other brokerage income - existing home sales	$197,866	$51,491	$39,251	$73,264	$33,786	$74
Commission and other brokerage income - development marketing	14,015	9,221	—	4,321	473	—
Other ancillary services	2,452	10	—	1	2,441	—
Total revenue	$214,333	$60,722	$39,251	$77,586	$36,700	$74

	Three Months Ended March 31, 2025
	Total	New York City	Northeast	Southeast	West	International
Revenues:
Commission and other brokerage income - existing home sales	$220,007	$66,217	$42,995	$69,399	$41,396	$—
Commission and other brokerage income - development marketing	21,136	8,170	152	12,374	440	—
Property management revenue	9,492	9,282	210	—	—	—
Other ancillary services	2,768	76	8	—	2,684	—
Total revenue	$253,403	$83,745	$43,365	$81,773	$44,520	$—

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	March 31, 2026	December 31, 2025

Receivables, which are included in receivables	$3,198	$3,141
Contract assets, net, which are included in other current assets	9,067	8,775
Contract assets, net, non-current	51,313	46,735
Payables, which are included in commissions payable	2,322	2,237
Contract liabilities, current	16,615	15,966
Contract liabilities, non-current	81,841	74,946

The Company recognized revenues of $2,972 for the three months ended March 31, 2026, that were included in the contract liabilities balances at December 31, 2025. The Company recognized revenues of $6,381 for the three months ended March 31, 2025, that were included in the contract liabilities balances at December 31, 2024.

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging of receivables from agents, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $5,386 and $4,746 at March 31, 2026 and December 31, 2025, respectively.
The following table summarizes changes in the allowance for credit losses for the three months ended March 31, 2026:

	January 1, 2026	Current Period Provision		Write-offs	Recoveries	March 31, 2026
Allowance for credit losses:

Real estate broker agent receivables	$4,746	$867	(1)	$227	$—	$5,386
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
4.    LEASES
The Company has operating leases for corporate and sales offices as well as equipment. The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$6,731	$7,358
Short-term lease cost	219	158
Variable lease cost	1,066	1,257
Less: Sublease income	(198)	(16)
Total lease cost	$7,818	$8,757
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$7,310	$8,066

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,978	$505
Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2026	2025
Weighted average remaining lease term in years:
Operating leases	5.01	5.18

Weighted average discount rate:
Operating leases	8.62%	8.66%
As of March 31, 2026, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2026	$21,929
2027	26,504
2028	24,014
2029	19,548
2030	14,425
2031	10,262
Thereafter	9,157
Total lease payments	125,839
Less imputed interest	(24,043)
Total	$101,796
As of March 31, 2026, the Company had no executed real estate leases that have not yet commenced.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	March 31, 2026	December 31, 2025
PropTech convertible trading debt securities	$1,229	$1,229
Long-term investment securities at fair value (1)	3,184	3,170
PropTech investments at cost	6,118	6,150
PropTech investments under equity-method	955	825
Total investments	11,486	11,374
Less PropTech current convertible trading debt securities (2)	1,229	—
Less PropTech investments accounted for under the equity-method (3)	955	825
Total long-term investments	$9,302	$10,549
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These amounts are included in “Other current assets” on the condensed consolidated balance sheets.
(3) These amounts are included in “Equity-method investments” on the condensed consolidated balance sheets.
Net realized and unrealized (losses) gains on long-term investment securities were as follows:

	Three Months Ended
	March 31,
	2026	2025
Net unrealized losses on long-term investments at fair value	(36)	(121)
Net (losses) gains on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	(4)	78
Net realized and unrealized losses on long-term investment securities	$(40)	$(43)
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The remaining convertible note matures in February 2027.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of net unrealized losses on long-term investment securities at fair value during the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended
	March 31,
	2026	2025
Net unrealized losses on long-term investments at fair value	$(36)	$(121)
The Company has unfunded commitments of $400 related to long-term investment securities at fair value as of March 31, 2026.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies as of March 31, 2026. The total carrying values of equity securities without readily determinable fair values that do not qualify for the NAV practical expedient were $6,118 as of March 31, 2026 and $6,150 as of December 31, 2025. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three months ended March 31, 2026 and 2025.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
6. EQUITY-METHOD INVESTMENTS
Equity-method investments consisted of the following:

	March 31, 2026	December 31, 2025
Ancillary services ventures	$2,605	$2,205

At March 31, 2026, the Company’s ownership percentages in these investments ranged from 5.4% to 50.0%. Due to the Company’s ability to exercise significant influence, but not control, related to these investments, the Company accounts for these investments under the equity-method of accounting.

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

Maximum Exposure to Loss:
The Company’s maximum exposure to earnings or losses from its equity-method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements and was $2,605 as of March 31, 2026.

7.    NOTES PAYABLE AND OTHER OBLIGATIONS
7.0% Convertible Notes due 2029:
In connection with and upon consummation of the sale of the Company’s property management business (the “DEPM Sale”), on October 24, 2025, the Company repaid and redeemed all of its Convertible Notes for an aggregate payment of $95,000, including approximately $1,400 of accrued interest (the “Redemption”). The liens on the assets of the Company and the subsidiary guarantors were released upon Redemption. The Redemption was effected because the noteholders informed the Company that they were not willing to waive their contractual redemption rights with respect to the Convertible Notes but would agree to a redemption of the Convertible Notes in connection with the consummation of the DEPM Sale.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Embedded Derivative on the Convertible Debt:
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s convertible debt that was fully settled in October 2025 is as follows:

	Three Months Ended
	March 31,
	2026	2025
Convertible Notes	$—	$534
Interest expense associated with embedded derivative	$—	$534
A summary of non-cash changes in fair value of the derivative embedded within convertible debt that was fully settled in October 2025 is as follows:

	Three Months Ended
	March 31,
	2026	2025
Convertible Notes	$—	$746
Loss on changes in fair value of the derivative embedded within convertible debt	$—	$746
Letters of Credit:
As of March 31, 2026 and December 31, 2025, the Company had outstanding $2,645 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.
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

In April 2024, the Company entered into a settlement agreement (the “Gibson Settlement Agreement”) to resolve, on a nationwide basis, the Gibson and Umpa cases (the “Lawsuits”). On April 30, 2024, the Court in the Lawsuits preliminarily approved the settlement, preliminarily certified the proposed settlement class and stayed the cases against the Company pending final approval of the Gibson Settlement Agreement.

After preliminary approval, the Company obtained stays of the remaining actions against it, other than the Lutz case described below. The final approval hearing for the settlement took place on October 31, 2024, and on November 4, 2024, the Gibson Settlement Agreement received final court approval and became effective as of that date. The Gibson Settlement Agreement is currently being challenged on appeal in the U.S. Court of Appeals for the Eighth Circuit.

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

Under the Gibson Settlement Agreement, the Company paid $7,750 into an escrow fund on June 12, 2024, $5,000 into an escrow fund on December 29, 2025, and agreed to pay an additional $5,000 contingent payment subject to certain financial contingencies on or before December 31, 2027. The contingent payments may be accelerated under certain circumstances. The Company recognized the full $17,750 expense associated with the Gibson Settlement Agreement during the year ended December 31, 2024.

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
While most of the industry-wide antitrust class action lawsuits launched by plaintiffs on behalf of a putative class of home sellers have been settled (although appeals challenging the settlements are still pending), including those against the Company, certain suits launched by plaintiffs on behalf of a putative class of home buyers are still pending. In November 2023, individual plaintiffs filed an action on behalf of a putative national class of home buyers from 1996 to the present in the Northern District of Illinois against certain real estate brokerage firms (the “Batton II case”), including the Company, alleging anticompetitive behavior similar to the now resolved Gibson case. In June 2024, plaintiffs voluntarily dismissed this action against the Company without prejudice. However, on June 11, 2024, plaintiffs’ counsel from the Batton II case added the Company as a defendant in the Lutz case pending in the U.S. District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM). This case was brought by individual plaintiffs who filed an action on behalf of a putative national class of home buyers from December 1996 through the present against certain real estate brokerage firms, alleging anticompetitive behavior in violation of federal antitrust laws, state antitrust and consumer protection laws, as well as asserting an unjust enrichment claim. The allegations and claims in the Lutz case are similar to the Batton II case. As this case was brought by a putative national class of home buyers, it is not subsumed within the Gibson Settlement Agreement resolving the antitrust actions brought by home sellers against the Company, except to the extent that the class includes home buyers who also are part of the home sellers settling class referenced above that released their claims as home buyers. On July 15, 2025, all of the Lutz plaintiffs’ claims against the Company were dismissed. The federal antitrust claim was dismissed with prejudice, and the state antitrust, consumer protection, and unjust enrichment claims were dismissed without prejudice with 21 days to replead. The Lutz plaintiffs filed their Third Amended Complaint on August 5, 2025, which the Company moved to dismiss. On April 17, 2026, the Court granted the Company’s motion to dismiss the claim that was made under California’s Unfair Competition Law, while the Court deferred ruling on the motion to dismiss as to antitrust standing and directed the parties to file supplemental briefing, and otherwise denied the Company’s motion to dismiss in all other respects.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In October 2025, the U.S. District Court for the Northern District of Illinois preliminarily approved a nationwide settlement entered by several real estate brokerage companies in Tuccori v. At World Properties, LLC, et al. (N.D. Ill.) (the “Tuccori case”), a case that consolidated certain purported class action lawsuits filed by home buyers. The settlement included an opt-in procedure pursuant to which other companies subject to similar home buyer antitrust claims could opt into the Tuccori settlement, subject to court approval. In April 2026, the Company opted into a settlement agreement (the “Tuccori Settlement Agreement”) with the purported class of home buyers in the Tuccori case, which is structured to resolve the claims asserted against the Company in, or arising from the same factual predicates as, the Lutz case. Although the Company was not a defendant in the Tuccori action, the opt‑in settlement releases the Company, its subsidiaries, and affiliated agents from the claims against it in the Lutz case. The settlement is not an admission of liability, nor does the Company concede or validate any of the claims asserted against it. The Tuccori Settlement Agreement provides for a monetary payment by the Company payable in installments over time. The Company also agreed to abide by the same business practice changes, and emphasize the same existing practices, previously agreed to by the Company in the Gibson Settlement Agreement, as described herein. The amount payable by the Company under the Tuccori Settlement Agreement was fully reserved at March 31, 2026.

The Tuccori Settlement Agreement is subject to court approval. Upon such approval, the Company expects the settlement to fully resolve the claims asserted against it in Lutz. Until such time, the Lutz action remains pending against the Company.

Two real estate salespersons formerly associated with the Company as independent contractors, have, together or separately, been named as defendants in multiple complaints by women accusing them of sexual assault and related wrongdoing, and in March 2026 they were convicted of criminal charges related to similar alleged conduct. On February 28, 2025, the former real estate salespersons and several other defendants, including the Company and its former Chief Executive Officer were named as defendants in one of these lawsuits, the Koste litigation in the Supreme Court of the State of New York. Plaintiffs have brought claims against the Company under the New York Gender-Motivated Violence Act and sex trafficking, negligence, and negligent hiring, retention, and supervision claims. The Company denies liability and is defending vigorously against these claims. The Company has filed motions to dismiss the claims against it, which will be heard by the court on June 25, 2026. On January 22, 2026, the former real estate salespersons and several other defendants, including the Company and its former Chief Executive Officer, were named as defendants in the Rodriguez litigation in the U.S. District Court for the Southern District of Florida, in which Plaintiff brought claims against the Company under federal sex trafficking and Florida human trafficking laws. On April 29, 2026, the plaintiff filed a stipulation voluntarily dismissing the Florida human trafficking claims. The federal trafficking claims remain. The Company denies liability and is defending vigorously against these claims.

On November 14, 2025, a Verified Stockholder Derivative Complaint, Barbara Strougo derivatively on behalf of Douglas Elliman, Inc. vs. Howard M. Lorber, et al. (the “Strougo Litigation”), was filed in the Court of Chancery of the State of Delaware (the “Chancery Court”) on behalf of the Company, as nominal defendant, against certain of the Company’s current and former directors and officers (the “Individual Defendants”). The complaint alleged breach-of-fiduciary duty claims against the Individual Defendants. The parties to the Strougo Litigation reached an agreement to settle the Strougo Litigation on the terms and conditions set forth in a Stipulation and Agreement of Compromise, Settlement, and Release that was filed with the Chancery Court on February 19, 2026 (the “Strougo Settlement Agreement”). The Strougo Settlement Agreement provides for the final dismissal of the Strougo Litigation in exchange for (i) a settlement payment to the Company of $17,500, subject to reductions for attorneys’ fees and expenses, in an amount to be determined by the Chancery Court and (ii) the implementation by the Company of certain corporate-governance enhancements and reforms. Certain of the Company’s insurers have agreed to fund the settlement. The Strougo Settlement Agreement remains subject to final Chancery Court approval. The Chancery Court is scheduled to hold a settlement fairness hearing related to the Strougo Settlement Agreement on June 29, 2026. No amounts relating to the proposed settlement have been recorded as of March 31, 2026.

Litigation is subject to uncertainties, and it is possible that there could be adverse developments in pending cases or that more cases, including antitrust lawsuits, could be commenced. With the commencement of any new case, the defense costs and the risks relating to the unpredictability of litigation increase. Legal defense costs are expensed as incurred. Management reviews on a quarterly basis with counsel all pending litigation and evaluates the probability of a loss being incurred and whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation. The Company is unable to reasonably estimate the financial impact of these litigation matters. For the three months ended March 31, 2026, the Company incurred legal expenses and settlement costs totaling $7,240 (included within “General and administrative expenses,” of which $3,710 is for settlement expenses, on the condensed consolidated statement of operations). For the three months ended March 31, 2025, the Company incurred legal expenses and settlement costs totaling $4,567 (included within “General and administrative expenses,” of which $208 is for settlement expenses, on the condensed consolidated statement of

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
operations). The Company’s condensed consolidated financial position, results of operations or cash flows could be materially adversely affected from an unfavorable outcome in, or settlement of, any of these matters.
Accounting Policy. The Company and its subsidiaries record provisions in their condensed consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

9.    INCOME TAXES

There was no income tax expense for the three months ended March 31, 2026 and 2025. Effective March 31, 2024, the Company established a valuation allowance for the full amount of deferred tax assets.

Calculation of provision for income taxes in interim periods. The Company calculates its provision for income taxes for interim reporting periods by estimating its annual effective income tax rate based on full year projections, which do not include the impact of discrete items. It then applies the annual effective income tax rate against year-to-date pretax income to record income tax expense and then adjusts its provision for income tax expense for any discrete items. There were no discrete items for the three months ended March 31, 2026 and 2025, respectively.
Income Taxes Paid
The table below presents amounts of income taxes paid, net of refunds, by jurisdiction:

Three Months Ended
March 31, 2026
U.S. Federal	$—
U.S. State and local	1,152
Total U.S.	1,152
Foreign	—
Total cash income taxes paid, net of refunds	$1,152

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
10.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of March 31, 2026
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$81,847	$81,847	$—	$—
Certificates of deposit (2)	162	—	162	—
PropTech convertible trading debt securities	1,229	—	—	1,229
Long-term investments
Long-term investment securities at fair value (3)	3,184	—	—	—
Total long-term investments	3,184	—	—	—
Total assets	$86,422	$81,847	$162	$1,229
`
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $4,522 that is included in current restricted cash and cash equivalents and $2,483 that is included in non-current restricted assets within Other assets.
(2)$162 included in Other assets on the condensed consolidated balance sheets.
(3)In accordance with ASC Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

	Fair Value Measurements as of December 31, 2025
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$108,372	$108,372	$—	$—
Certificates of deposit (2)	162	—	162	—
Long-term investments
PropTech convertible trading debt securities	1,229	—	—	1,229
Long-term investment securities at fair value (3)	3,170	—	—	—
Total long-term investments	4,399	—	—	1,229
Total assets	$112,933	$108,372	$162	$1,229

Liabilities:
Fair value of the derivative embedded within convertible debt	—	—	—	—	(28,482)
Total liabilities	$—	$—	$—	$—	$(28,482)
_____________________________
(1)Amounts included in Cash and cash equivalents on the consolidated balance sheets, except for $4,716 that is included in current restricted assets and $2,483 that is included in non-current restricted assets within Other assets.
(2)$162 included in Other assets on the consolidated balance sheets.
(3)In accordance with ASC Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.
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
The fair value of the derivative embedded within the convertible debt and the fair value of the convertible debt itself was derived using a binomial lattice valuation model. The derivative had been classified as Level 3. A change in the fair value of the derivative embedded within the convertible debt was presented in the consolidated statements of operations. The value of the embedded derivative was contingent on changes in interest rates, the Company’s stock price, stock price volatility, and the Company’s dividend yield. The Company’s stock price, volatility, and dividend yield were based on market observable inputs. The interest rate component of the value of the note was computed by calibrating the yield as of the issuance date, such that the value of the convertible note was equal to the principal net of the original issue discount. This yield was adjusted by the change in spreads from the discount curve equivalent to the Company’s implied credit rating.
There were no changes in the fair value of the Level 3 assets for the three months ended March 31, 2026.

The unobservable inputs related to the valuation of the Level 3 assets were as follows as of March 31, 2026:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	March 31, 2026	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,229	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2027
			Volatility	54.10%
			Discount rate	31.97%
The unobservable inputs related to the valuation of the Level 3 assets were as follows as of December 31, 2025:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2025	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,229	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2027
			Volatility	54.10%
			Discount rate	31.97%
There were no Level 3 liabilities as of March 31, 2026 and December 31, 2025 at fair value to be measured due to repayment of the Convertible Notes. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. The Company had no nonrecurring nonfinancial assets or liabilities subject to fair value measurements as of March 31, 2026 and December 31, 2025.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
11.    SEGMENT INFORMATION

The Company is managed as a single operating and reporting segment and its CODM evaluates the operating results and revenue of the Company to make decisions. Consequently, the measure of segment profit or loss is the condensed consolidated net income (loss). The measure of segment assets is reported on the Company’s condensed consolidated balance sheets.
Financial information for the Company’s revenue and expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
	2026	2025
Total Revenue	$214,333	$253,403

Operating expenses:
Real estate agent commissions	167,391	186,525
Sales and marketing	17,737	19,739
Operations and support	16,240	17,728
General and administrative	23,192	27,325
Technology	5,238	5,535
Depreciation and amortization	1,999	1,900
Restructuring	47	—
Operating loss	(17,511)	(5,349)
Other income (expenses):
Interest expense	(3)	(1,530)
Interest income	890	1,361
Equity in earnings from equity-method investments	388	2
Change in fair value of the derivative embedded within convertible debt	—	(746)
Investment and other losses	(40)	(22)
Loss before provision for income tax	(16,276)	(6,284)
Income tax expense	—	—
Net loss	(16,276)	(6,284)
Net loss attributed to non-controlling interest	—	299
Net loss attributed to Douglas Elliman Inc.	$(16,276)	$(5,985)
For the three months ended March 31, 2026, $1,099 of stock-based compensation is included within General and administrative expenses and $69 is included within Operations and support expenses on the condensed consolidated statements of operations. For the three months ended March 31, 2025, $1,770 of stock-based compensation is included within General and administrative expenses and $265 is included within Operations and support expenses on the condensed consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company’s identifiable assets and capital expenditures for March 31, 2026 and December 31, 2025 were as follows:

Three Months Ended March 31, 2026
Identifiable assets	$435,214
Capital expenditures	$259

Year Ended December 31, 2025
Identifiable assets	$444,409
Capital expenditures	$3,353
12. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $38,435 and $36,283 as of March 31, 2026 and December 31, 2025, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts or Stated Otherwise)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Audited Consolidated Financial Statements as of and for the year ended December 31, 2025 and Notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), and our Condensed Consolidated Financial Statements and related Notes as of and for the three months ended March 31, 2026. Any forward-looking statements are not historical facts, but rather they are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Any forward-looking statements are subject to several important factors, including those factors discussed under “Risk Factors” in our 2025 Annual Report and this Quarterly Report and “Special Note Regarding Forward-Looking Statements,” that could cause our actual results to differ materially from those indicated in such forward-looking statements. References to “Douglas Elliman” or “Company” refer to Douglas Elliman Inc. Certain references to “Douglas Elliman Realty” refer to the Company’s residential real estate brokerage business, including the operations of Douglas Elliman Realty, LLC and Douglas Elliman of California Inc., unless otherwise specified.

Overview
Douglas Elliman Inc. is a holding company that, through its subsidiaries, is engaged in the real estate services business, and invests in additional real estate services businesses.
We conduct residential real estate brokerage services through our subsidiary, Douglas Elliman Realty, which operates one of the largest residential brokerage companies in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Texas, Colorado, Nevada, Massachusetts, Connecticut, Maryland, Virginia, New Jersey and Washington D.C. We also offer, including through our subsidiaries and ventures, development marketing services (“Development Marketing”) and ancillary services, such as mortgage, title and escrow services. In addition, we have also invested in PropTech opportunities through our DOUG Ventures subsidiary.

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, prepared in accordance with U.S. GAAP, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman Inc., Adjusted EBITDA margin attributed to Douglas Elliman Inc. and financial measures for the last twelve months ended March 31, 2026 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with U.S. GAAP.

	Last twelve months ended	Three months ended March 31,		Year ended December 31, 2025
	March 31, 2026	2026	2025
Total transactions (1)	20,823	4,393	4,908	21,338
Gross Transaction Value (in billions) (2)	$38.5	$8.6	$9.9	$39.8
Average transaction value per transaction (in thousands) (3)	$1,848.5	$1,963.6	$2,016.4	$1,863.4
Number of Principal Agents (4)	4,420	4,420	4,763	4,492
Annual Retention (5)	83%	N/A	N/A	84%
Certain GAAP Financial Information
Net income (loss) attributed to Douglas Elliman Inc.	$4,928	$(16,276)	$(5,985)	$15,219
Net income (loss) margin	0.50%	(7.59)%	(2.36)%	1.47%
Non-GAAP Financial Measures
Adjusted EBITDA attributed to Douglas Elliman Inc.	$(23,529)	$(10,446)	$(907)	$(13,990)
Adjusted EBITDA margin attributed to Douglas Elliman	(2.37)%	(4.87)%	(0.36)%	(1.35)%
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

Non-GAAP Financial Measures
Adjusted EBITDA attributed to Douglas Elliman Inc. is a non-GAAP financial measure that represents net income (loss) attributed to Douglas Elliman Inc. adjusted for income tax expense, depreciation and amortization expense, stock-based compensation expense, gain on disposal of the Douglas Elliman Property Management (“DEPM”) business (including the operations of DEPM and related corporate overhead prior to its disposal), impairment of fixed assets, litigation, settlement and related expenses, net, executive severance and separation expenses, restructuring and other items (interest expense, interest income, equity in earnings (losses) from equity-method investments, change in fair value of the derivative embedded within convertible debt, loss on extinguishment of liability and investment and other (losses) gains). Adjusted EBITDA margin attributed to Douglas Elliman Inc. is the quotient of (x) Adjusted EBITDA attributed to Douglas Elliman Inc. divided by (y) revenue. Last twelve months financial measures are non-GAAP financial measures that are calculated by reference to the trailing four-quarter performance for the relevant metric.
We believe that Non-GAAP Financial Measures are important measures that supplement analysis of our results of operations and enhance an understanding of our operating performance. We believe Non-GAAP Financial Measures provide a useful measure of operating results unaffected by non-recurring items, differences in capital structures and ages of related assets among otherwise comparable companies. Management uses Non-GAAP Financial Measures as measures to review and assess the operating performance of our business, and management and investors should review both the overall performance (GAAP net income (loss)) and the operating performance (Non-GAAP Financial Measures) of our business. While management considers Non-GAAP Financial Measures to be important, they should be considered in addition to, but not as substitutes for or superior to, other measures of financial performance prepared in accordance with U.S. GAAP, such as operating income (loss), and net income (loss). In addition, Non-GAAP Financial Measures are susceptible to varying calculations and our measurement of Non-GAAP Financial Measures may not be comparable to those of other companies.
Reconciliations of these non-GAAP measures have been provided in the table below (in thousands).

Computation of Adjusted EBITDA attributed to Douglas Elliman Inc.

	Last twelve months ended	Three months ended March 31,		Year ended December 31, 2025
	March 31, 2026	2026	2025
Net income (loss) attributed to Douglas Elliman Inc.	$4,928	$(16,276)	$(5,985)	$15,219
Interest expense	3,542	3	1,530	5,069
Interest income	(4,429)	(890)	(1,361)	(4,900)
Income tax expense	3,560	—	—	3,560
Net loss attributed to non-controlling interest	(610)	—	(299)	(909)
Depreciation and amortization	8,476	1,999	1,900	8,377
EBITDA	15,467	(15,164)	(4,215)	26,416
Results from operations of disposed business (a)	(4,606)	—	(2,015)	(6,621)
Stock-based compensation (b)	7,710	1,168	2,035	8,577
Equity in earnings from equity-method investments (c)	(573)	(388)	(2)	(187)
Gain on disposal of business	(81,655)	—	—	(81,655)
Change in fair value of the derivative embedded within convertible debt	27,736	—	746	28,482
Loss on extinguishment of liability	466	—	—	466
Litigation, settlement and related expenses, net (d)	9,590	3,851	1,898	7,637
Executive severance and separation (benefit) expense (e)	(709)	—	410	(299)
Impairment of fixed assets	2,275	—	—	2,275
Restructuring	1,683	47	—	1,636
Investment and other (losses) gains	(1,300)	40	22	(1,318)
Adjusted EBITDA	(23,916)	(10,446)	(1,121)	(14,591)
Adjusted EBITDA attributed to non-controlling interest	387	—	214	601
Adjusted EBITDA attributed to Douglas Elliman	$(23,529)	$(10,446)	$(907)	$(13,990)

_____________________________
(a)Includes results from operations of Residential Management Group, LLC, which conducts business as DEPM, which was disposed on October 24, 2025. This adjustment also includes the corporate allocation to Douglas Elliman Realty LLC (“DER”) from DEPM. The expenses associated with the corporate allocation to DEPM have continued at DER after the disposal.
(b)Represents amortization of stock-based compensation. For the last twelve months ended March 31, 2026, $6,867 of stock-based compensation is included within General and administrative expenses and $843 is included within Operations and support expenses on the condensed consolidated statements of operations. For the three months ended March 31, 2026, $1,099 of stock-based compensation is included within General and administrative expenses and $69 is included within Operations and support expenses on the condensed consolidated statements of operations. For the three months ended March 31, 2025, $1,770 of stock-based compensation is included within General and administrative expenses and $265 is included within Operations and support expenses on the condensed consolidated statements of operations. For the year ended December 31, 2025, $7,538 of stock-based compensation is included within General and administrative expenses and $1,039 is included within Operations and support expenses on the consolidated statements of operations.
(c)Represents equity in earnings recognized from equity-method investments that are accounted for under the equity method and are not consolidated in our financial results.
(d)Represents unusual litigation, settlement and related expenses, net, incurred in connection with industry-wide antitrust class action lawsuits and other matters related to employees and agents. For the last twelve months and three months ended March 31, 2026, $9,590 and $3,851, net of amounts recovered from insurance, are included within General and administrative expenses on the condensed consolidated statements of operations, respectively. For the three months ended March 31, 2025, we incurred such expenses of $1,898, which is included within General and administrative expenses on the condensed consolidated statements of operations. For the year ended December 31, 2025, we incurred such expenses of $7,637, which is included within General and administrative expenses on the consolidated statements of operations.
(e)     For the last twelve months ended March 31, 2026, benefit of $709, net of amounts recovered from insurance, are included within General and administrative expenses on the condensed consolidated statement of operations. For the three months ended March 31, 2025, $410 is included within General and administrative expenses on the condensed consolidated statements of operations. For the year ended December 31, 2025, the benefit of $299 includes insurance proceeds received and is included within General and administrative expenses on the consolidated statement of operations.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.
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

•General and administrative. General and administrative expenses consist primarily of compensation, stock-based compensation expense and other personnel-related costs for administrative employees, including executives, finance and accounting, legal, human resources and communications, property management (prior to October 25, 2025) and escrow services as well as the occupancy costs for our headquarters and other offices supporting our administrative functions.

•Technology. Technology expenses consist primarily of compensation and other personnel-related costs for employees in the product, engineering and technology functions, website hosting expenses, software licenses and equipment, third-party consulting costs, technology data licenses and other related expenses associated with the implementation of our technology initiatives.

The presentation of our business’s financial information for the three months ended March 31, 2026 and 2025 is reported as one segment. For more information, see Note 11, “Segment Information” to our condensed consolidated financial statements.

Three months ended March 31, 2026 Compared to the Three months ended March 31, 2025
The following table sets forth our revenue and operating loss for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

					% of Total Revenue
	Three Months Ended March 31,		2025 to 2026		Three Months Ended March 31,
	2026	2025	$ Change	% Change	2026	2025
	(Dollars in thousands)
Revenue	$214,333	$253,403	$(39,070)	(15)%	100%	100%

Operating expenses:
Real estate agent commissions	$167,391	$186,525	$(19,134)	(10)%	78%	74%
Sales and marketing	17,737	19,739	(2,002)	(10)%	8%	8%
Operations and support	16,240	17,728	(1,488)	(8)%	8%	7%
General and administrative	23,192	27,325	(4,133)	(15)%	11%	11%
Technology	5,238	5,535	(297)	(5)%	2%	2%
Depreciation and amortization	1,999	1,900	99	5%	1%	1%
Restructuring	47	—	47	—%	—%	—%
Operating loss	(17,511)	(5,349)	(12,162)	227%	(8)%	(2)%
Other income (expenses), net	1,235	(935)	2,170	(232)%	1%	—%
Loss before provision for income taxes	(16,276)	(6,284)	(9,992)	159%	(8)%	(2)%
Income tax expense	—	—	—	—%	—%	—%
Net loss	(16,276)	(6,284)	(9,992)	159%	(8)%	(2)%
Net loss attributed to non-controlling interest	—	299	(299)	(100)%	—%	—%
Net loss attributed to Douglas Elliman Inc.	$(16,276)	$(5,985)	$(10,291)	172%	(8)%	(2)%

Revenues. Our revenues were $214,333 for the three months ended March 31, 2026 compared to $253,403 for the three months ended March 31, 2025. The $39,070 decline in revenues was primarily due to lower commissions and other brokerage income, which was driven by decreased existing home sales and revenues from our Development Marketing division compared to the 2025 period as well as the absence of revenues from our property management division, which was sold in October 2025. Excluding our property management revenues for 2025, our revenues were $214,333 and $243,911 for the periods ended March 31, 2026 and 2025, respectively. Our results for three months ended March 31, 2026 continued to be negatively impacted by economic pressures, which were driven by geopolitical uncertainties, as well as industry-specific headwinds related to the continuation of elevated mortgage rates, when compared to recent history.
Our revenues from commissions and other brokerage income were $211,881 for the three months ended March 31, 2026 compared to $241,143 for the three months ended March 31, 2025, a decline of $29,262. In the three months ended March 31, 2026, our commissions and other brokerage income generated from the sales of existing homes decreased by $14,726 in New York City, $7,610 in the West region and $3,744 in the Northeast region. Additionally, our revenues from Development Marketing declined by $7,121. These decreases were partially offset by a $3,865 increase in revenues for existing home sales in the Florida market for the 2026 period compared with the 2025 period.
Operating expenses. Our operating expenses were $231,844 for the three months ended March 31, 2026 compared to $258,752 for the three months ended March 31, 2025. The decline of $26,908 was due primarily to a decline in real estate brokerage commissions expense of $19,134 arising primarily from declines in commissions and other brokerage income as well as the absence of expenses from our property management division. Excluding our property management expenses for 2025, our operating expenses were $231,844 and $251,141 for the periods ended March 31, 2026 and 2025, respectively.
Real Estate Agent Commissions. As a result of a decline in our commissions and other brokerage income, our real estate agent commissions expense was $167,391 for the three months ended March 31, 2026 compared to $186,525 for the three months ended March 31, 2025, representing a decline of $19,134. Real estate agent commissions expense, as a percentage of revenues, increased to 78.1% for the three months ended March 31, 2026 compared to 73.6% (76.5% excluding property management revenues) for the three months ended March 31, 2025. The increase in real estate agent commissions expense as a percentage of revenue in the 2026 period was primarily driven by a lower percentage of commission revenues derived from

Development Marketing, which generally pays lower commission rates, during the three months ended March 31, 2026 compared to the prior year period. In addition, during the three months ended March 31, 2026, a higher percentage of our revenues was generated from locations (primarily Florida) which customarily pay higher commission rates.
Gross profit. We define gross profit as the remaining portion after real estate agent commissions are subtracted from our revenues. Gross profit was $46,942 for the three months ended March 31, 2026, compared to $66,878 for the three months ended March 31, 2025. The decline was primarily due to the absence of property management revenues in 2026, as well as lower commissions and other brokerage income for the three months ended March 31, 2026 as compared to the 2025 period. The decline was also impacted by the higher real estate agent commissions expense as percentage of revenues for the three months ended March 31, 2026 discussed in Real Estate Agent Commissions.
Sales and Marketing. Sales and marketing expenses were $17,737 for the three months ended March 31, 2026 compared to $19,739 for the three months ended March 31, 2025. The decline in sales and marketings expense primarily related to the elimination of non-agent related marketing expenses as well as the impact of lower revenues.
Operations and support. Operations and support expenses were $16,240 for the three months ended March 31, 2026 compared to $17,728 for the three months ended March 31, 2025. The decline in operations and support expenses for the three months ended March 31, 2026 primarily related to the absence of our property management division and lower commissions from escrow transactions.
General and administrative. General and administrative expenses were $23,192 for the three months ended March 31, 2026 compared to $27,325 for the three months ended March 31, 2025, representing a decrease of $4,133, which was primarily due to the absence of our property management division and management’s heightened focus on general and administrative expenses offset by increased legal and settlement expenses for the three months ended March 31, 2026.
Technology. Technology expenses were $5,238 for the three months ended March 31, 2026 compared to $5,535 for the three months ended March 31, 2025 The decline in technology expenses for the three months ended March 31, 2026 was primarily related to the absence of our property management division.

Operating loss. Operating loss was $17,511 for the three months ended March 31, 2026 compared to $5,349 for the same period in 2025. The $12,162 increase in operating loss was primarily due to the decline in gross profit from our brokerage business of $10,444 and the absence of our property management division of $2,015 during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Other income (expenses). Other income was $1,235 for the three months ended March 31, 2026 compared to other expenses of $935 for the three months ended March 31, 2025. For the three months ended March 31, 2026, other income consisted primarily of interest income of $890. For the three months ended March 31, 2025, other expenses primarily consisted of interest expense of $1,530, a $746 loss from the change in fair value of the derivative embedded within convertible debt, and net losses realized on investment securities of $22. These were partially offset by interest income of $1,361.
Loss before provision for income taxes. Loss before income taxes was $16,276 and $6,284 for the three months ended March 31, 2026 and 2025, respectively.
Income tax expense. There was no income tax expense for the three months ended March 31, 2026 and 2025. We calculate our provision for income taxes for interim reporting periods based upon our estimate of the annual effective income tax rate based on full year projections, which does not include the impact of discrete items. We then apply the annual effective income tax rate against year-to-date pretax income to record income tax expense and then adjust our provision for income tax expense for any discrete items. There were no discrete items for the three months ended March 31, 2026 and 2025.
Liquidity and Capital Resources
Cash, cash equivalents and restricted cash declined by $19,733 to $102,976, which included $7,005 of restricted cash, during the three months ended March 31, 2026. This compares to an increase of $3,164, to $145,385, which included restricted cash of $8,614, during the three months ended March 31, 2025.
Cash used in operations was $19,342 for the three months ended March 31, 2026, compared to $5,617 for the three months ended March 31, 2025. The increase in the cash used in operations in the 2026 period was attributable to an increase in operating loss as well as increased payments of compensation and income tax liabilities in the 2026 period.
Cash used in investing activities was $391 for the three months ended March 31, 2026, compared to cash provided by investing activities of $8,781 for the three months ended March 31, 2025. For the three months ended March 31, 2026, cash used in investing activities was comprised primarily of capital expenditures of $259 and the purchase of subsidiaries of $100 due to the acquisition of Real Estate Associates of Houston LLC. For the three months ended March 31, 2025, cash provided by investing activities was comprised of proceeds from the sale of short-term investments of $54,416 and was partially offset by the purchase of short-term investments of $44,612.

We continue to evaluate our capital structure and current market conditions related to our capital structure. We regularly review and evaluate potential acquisitions, joint ventures, divestitures and other strategic transactions. For example, we may acquire, or seek to acquire, additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make other revisions to our capital structure, including, if authorized by our Board of Directors, the repurchase of our common stock in open market transactions. These initiatives may limit liquidity otherwise available to us.

We had cash and cash equivalents of approximately $95,971 as of March 31, 2026 and, in addition to any cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months.

Real Estate Brokerage Antitrust Litigation Settlements. On April 26, 2024, we entered into a settlement agreement to resolve all claims on a nationwide basis in the pending seller class action litigations, Gibson v. NAR, No. 4:23-cv-00788-SRB (W.D. Mo.) and Umpa v. NAR, 4:23-cv-00945-SRB (W.D. Mo.) alleging claims on behalf of sellers against Douglas Elliman Inc. and our subsidiaries. That settlement agreement is currently being challenged on appeal in the U.S. Court of Appeals for the Eighth Circuit. Under the settlement agreement, we paid $7,750 and $5,000 into an escrow fund on June 12, 2024 and December 29, 2025, respectively, and have also agreed to pay $5,000 contingent payment subject to certain financial contingencies on or before December 31, 2027. The remaining contingent payment may be accelerated under certain circumstances.

In April 2026, the Company opted into a settlement agreement with the purported class of home buyers in Tuccori v. At World Properties, LLC, et al. (N.D. Ill.), a case that consolidated certain purported class actions lawsuits filed by home buyers. This settlement is structured to resolve the claims asserted against us in, or arising from the same factual predicates as, the Lutz vs. HomeServices of America, Inc. et al lawsuit, pending in the U.S. District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM). Although we were not a defendant in Tuccori, the opt‑in settlement releases us, our subsidiaries and affiliated agents from the claims against us in Lutz. The Tuccori settlement agreement provides for a monetary payment by us payable in installments over time. The amount payable by us under the Tuccori settlement agreement was recorded as a noncurrent liability at March 31, 2026. The Tuccori settlement agreement is subject to court approval.

Derivative Litigation Settlement. On November 14, 2025, a Verified Stockholder Derivative Complaint, Barbara Strougo derivatively on behalf of Douglas Elliman, Inc. vs. Howard M. Lorber, et al., also known as the Strougo Litigation, was filed in the Court of Chancery of the State of Delaware on behalf of Douglas Elliman Inc., as nominal defendant, against certain of its current and former directors and officers. The parties to the Strougo Litigation reached an agreement to settle it on the terms and conditions set forth in a Stipulation and Agreement of Compromise, Settlement, and Release that was filed with the Chancery Court on February 19, 2026. The Strougo settlement agreement provides for the final dismissal of the Strougo Litigation in exchange for (i) a settlement payment to us of $17,500, subject to reductions for attorneys’ fees and expenses, in an amount to be determined by the Chancery Court and (ii) the implementation by us of certain corporate-governance enhancements and reforms. Certain of our insurers have agreed to fund the settlement. The Strougo settlement agreement remains subject to final Chancery Court approval. The Chancery Court is scheduled to hold a settlement fairness hearing related to the Strougo settlement agreement on June 29, 2026. No amounts relating to the proposed settlement have been recorded as of March 31, 2026.

Other litigation. Litigation is subject to uncertainties and it is possible that there could be adverse developments in the Gibson/Umpa appeals, the buyer-side class action Lutz lawsuit, the Strougo lawsuit and other pending cases. These cases include cases related to two real estate sales persons formerly associated with us, who have been accused of sexual assault and related wrongdoing, where Douglas Elliman Inc., DER and our former Chief Executive Officer have been named as defendants (Koste et al vs. Alexander et al in the Supreme Court of the State of New York and Rodriguez vs. Alexander et al in the U.S. District Court for the Southern District of Florida). We deny liability and are vigorously defending claims made against us in the Koste and Rodriguez cases. For more information, see Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements.
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

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights and, in connection with the sale of our property management division, certain known liabilities as of October 24, 2025. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2026, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of March 31, 2026 and December 31, 2025, we had outstanding approximately $2,645 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.
As a service to its customers, Portfolio Escrow Inc., a subsidiary of Douglas Elliman, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit of $38,435 and $36,283 as of March 31, 2026 and December 31, 2025, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of Portfolio Escrow Inc., the subsidiary of Douglas Elliman (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of ours remains contingently liable for the disposition of these deposits.

Critical Accounting Estimates and Policies
Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates and therefore, if material, our future financial statements will be affected.
There have been no material changes to our critical accounting policies and estimates disclosed in our 2025 Form 10-K. For additional information about our critical accounting policies and estimates, see the disclosure included in our 2025 Form 10-K, as well as Note 1 to our condensed consolidated financial statements included in this Quarterly Report.

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

Legislation, Regulation, Taxation and Litigation
There are no material changes from the Legislation, Regulation, Taxation and Litigation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Annual Report.
See Item 1A. “Risk Factors,” which describes risks associated with litigation and Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements, which contain a description of litigation.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this Form 10-Q contains “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements include information relating to our intent, belief or current expectations, primarily with respect to, but not limited to, economic outlook, capital expenditures, cost reduction, cash flows, operating performance, growth expectations, competition, legislation and regulations, litigation, and related industry developments (including trends affecting our business, financial condition and results of operations).
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
Forward-looking statements involve important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, including due to macroeconomic conditions, interest rate fluctuations, inflation, geopolitical instability, acts of war and terrorism or otherwise;
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
•severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity; and
•the additional factors described under Item 1A, “Risk Factors,” in our 2025 Annual Report as updated in our quarterly report.
Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” of our 2025 Annual Report, as updated in our quarterly report.
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

ITEM 1A.    RISK FACTORS

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities of ours which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) have been issued or sold by us during the three months ended March 31, 2026. In addition, we did not repurchase any of our equity securities during the three months ended March 31, 2026.

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

In the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

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

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Executive Vice President, Treasurer and Chief Financial Officer
Date:	May 11, 2026