Form 10-Q
period 2026-06-30
Douglas Elliman Inc.
filed 2026-08-10
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2026

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
☐ Yes ☒ No
    At July 31, 2026, Douglas Elliman Inc. had 90,890,473 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2026	December 31, 2025
ASSETS:
Current assets:
Cash and cash equivalents	$105,225	$115,510
Receivables	22,378	19,910
Agent receivables, net	6,217	5,704
Restricted cash and cash equivalents	5,995	4,716
Other current assets	20,399	15,461
Total current assets	160,214	161,301
Property and equipment, net	27,437	30,150
Operating lease right-of-use assets	80,017	83,310
Long-term investments (includes $3,183 and $4,399 at fair value)	9,300	10,549
Contract assets, net	55,357	46,735
Goodwill	32,226	32,226
Other intangible assets, net	71,328	71,655
Equity-method investments	2,595	2,205
Other assets	5,823	6,278
Total assets	$444,297	$444,409
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liabilities	$21,173	$20,593
Current portion of antitrust litigation settlements	5,000	—
Accounts payable	3,292	3,783
Income taxes payable, net	214	3,560
Commissions payable	26,491	21,663
Accrued salaries and benefits	7,085	13,731
Contract liabilities	14,771	15,966
Other current liabilities	27,035	19,376
Total current liabilities	105,061	98,672
Non-current operating lease liabilities	77,355	82,379
Contract liabilities	92,967	74,946
Antitrust litigation settlements	1,941	5,000
Other liabilities	13	134
Total liabilities	277,337	261,131
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 90,890,473 and 88,247,942 shares issued and outstanding	909	883
Additional paid-in capital	293,710	291,716
Accumulated deficit	(127,659)	(108,649)
Total Douglas Elliman Inc. stockholders' equity	166,960	183,950
Non-controlling interest	—	(672)
Total stockholders' equity	166,960	183,278
Total liabilities and stockholders' equity	$444,297	$444,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Commissions and other brokerage income	$280,203	$258,016	$492,084	$499,159
Property management	—	10,465	—	19,957
Other ancillary services	3,246	2,885	5,698	5,653
Total revenues	283,449	271,366	497,782	524,769

Expenses:
Real estate agent commissions	224,259	204,594	391,650	391,119
Sales and marketing	19,731	20,069	37,468	39,808
Operations and support	17,771	17,775	34,011	35,503
General and administrative	17,795	26,177	38,946	53,502
Technology	5,591	5,766	10,829	11,301
Depreciation and amortization	1,989	2,219	3,988	4,119
Antitrust litigation settlement expense	—	—	2,041	—
Restructuring	146	298	193	298
Gain on disposal of business	(408)	—	(408)	—
Operating loss	(3,425)	(5,532)	(20,936)	(10,881)

Other income (expenses):
Interest expense	(2)	(1,545)	(5)	(3,075)
Interest income	719	1,259	1,609	2,620
Equity in (losses) earnings from equity-method investments	(9)	199	379	201
Change in fair value of the derivative embedded within convertible debt	—	(16,969)	—	(17,715)
Investment and other losses	(17)	(37)	(57)	(59)
Loss before provision for income taxes	(2,734)	(22,625)	(19,010)	(28,909)
Income tax expense	—	—	—	—

Net loss	(2,734)	(22,625)	(19,010)	(28,909)

Net (income) loss attributed to non-controlling interest	—	(48)	—	251

Net loss attributed to Douglas Elliman Inc.	$(2,734)	$(22,673)	$(19,010)	$(28,658)

Per basic common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.03)	$(0.27)	$(0.22)	$(0.34)

Per diluted common share:

Net loss applicable to common shares attributed to Douglas Elliman Inc.	$(0.03)	$(0.27)	$(0.22)	$(0.34)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of April 1, 2026	88,117,442	$882	$292,113	$(124,925)	—	$168,070
Net loss	—	—	—	(2,734)	—	(2,734)
Restricted stock grants	2,788,640	28	(28)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(15,609)	(1)	(29)	—	—	(30)
Stock-based compensation	—	—	1,654	—	—	1,654
Balance as of June 30, 2026	90,890,473	$909	$293,710	$(127,659)	$—	$166,960

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of April 1, 2025	88,737,838	$888	$287,203	$(129,853)	$(62)	$158,176
Net (loss) income	—	—	—	(22,673)	48	(22,625)
Restricted stock grants	309,915	3	(3)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(35,590)	(1)	(85)	—	—	(86)
Restricted stock grant cancelled	(289,062)	(3)	3	—	—	—
Stock-based compensation	—	—	2,124	—	—	2,124
Balance as of June 30, 2025	88,723,101	$887	$289,242	$(152,526)	$(14)	$137,589
The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2026	88,247,942	$883	$291,716	$(108,649)	$(672)	$183,278
Net loss	—	—	—	(19,010)	—	(19,010)
Restricted stock grants	2,788,640	28	(28)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(15,609)	(1)	(29)	—	—	(30)
Restricted stock grant cancelled	(130,500)	(1)	1	—	—	—
Stock-based compensation	—	—	2,822	—	—	2,822
Acquisition of subsidiary	—	—	(772)	—	672	(100)
Balance as of June 30, 2026	90,890,473	909	293,710	$(127,659)	$—	$166,960

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2025	88,853,150	$889	$285,167	$(123,868)	$237	$162,425
Net loss	—	—	—	(28,658)	(251)	(28,909)
Restricted stock grants	309,915	3	(3)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(35,590)	(1)	(85)	—	—	(86)
Restricted stock grant cancelled	(404,374)	(4)	4	—	—	—
Stock-based compensation	—	—	4,159	—	—	4,159
Balance as of June 30, 2025	88,723,101	$887	$289,242	$(152,526)	$(14)	$137,589

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(19,010)	$(28,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,988	4,119
Non-cash stock-based compensation expense	2,822	4,159
(Gain) loss on sale of assets	(8)	177
Gain on disposal of business	(408)	—
Net losses on investment securities	57	102
Equity in earnings from equity-method investments	(379)	(201)
Non-cash interest expense	—	1,311
Non-cash lease expense	9,309	9,779
Change in fair value of the derivative embedded within convertible debt	—	17,715
Provision for credit losses	1,655	2,358
Changes in assets and liabilities:
Receivables	(4,636)	(5,513)
Income taxes payable, net	(3,346)	81
Contract assets, net	(8,017)	(4,527)
Operating lease liabilities	(10,460)	(11,246)
Accounts payable and other current liabilities	12,305	6,486
Other assets and liabilities	(3,732)	(5,297)
Accrued salaries and benefits	(6,646)	(2,501)
Contract liabilities	16,826	6,933
Antitrust litigation settlements	1,941	—
Net cash used in operating activities	(7,739)	(4,974)
Cash flows from investing activities:
Proceeds from sale or liquidation of long-term investments	28	78
Proceeds from sale or liquidation of short-term investments	—	97,677
Purchase of short-term investments	—	(87,873)
Purchase of long-term investments	(75)	(83)
Capital expenditures	(943)	(2,251)
Purchase of subsidiaries	(100)	—
Proceeds from sale of equipment	19	—
Net cash (used in) provided by investing activities	(1,071)	7,548
Cash flows from financing activities:
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(30)	(86)
Net cash used in financing activities	(30)	(86)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,840)	2,488
Cash, cash equivalents and restricted cash, beginning of period	122,709	142,221
Cash, cash equivalents and restricted cash, end of period	$113,869	$144,709

Supplemental Disclosure of Cash Flow Information:
Interest payments	$—	$1,760
Income taxes, net	$3,346	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)Basis of Presentation:
Douglas Elliman Inc. (“Douglas Elliman” or the “Company”) is engaged in the real estate services business. The condensed consolidated financial statements of Douglas Elliman include the accounts of DER Holdings LLC and DOUG Ventures, LLC (“DOUG Ventures”), a directly and an indirectly wholly owned subsidiary of the Company, respectively. DER Holdings LLC owns Douglas Elliman Realty, LLC and Douglas Elliman of California, Inc., which are engaged in the residential real estate brokerage business with their subsidiaries. The operations of DOUG Ventures consist of minority investments in PropTech companies.
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
Reclassification from the Company’s Form 10-Q for the quarterly period ended March 31, 2026 was as follows:

For the three months ended March 31, 2026, the Company recorded an expense of $2,041 associated with an antitrust lawsuit settlement and included such expense in the “General and Administrative” category on the condensed consolidated statement of operations in its quarterly report on Form 10-Q for the period ended March 31, 2026. For the six months ended June 30, 2026, the Company has reclassified such expense as “Antitrust litigation settlement expense” on the condensed consolidated statement of operations in this quarterly report on Form 10-Q.
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
(d) Loss Per Share (“EPS”):
The Company has restricted stock awards which will provide dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. The participating securities holders do not participate in the Company’s net losses. There were no outstanding non-participating securities during the three and six months ended June 30, 2026 and 2025. The Company did not pay a cash dividend during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss attributed to Douglas Elliman Inc.	$(2,734)	$(22,673)	$(19,010)	$(28,658)
Income attributable to participating securities	—	—	—	—
Net loss available to common stockholders attributed to Douglas Elliman Inc.	$(2,734)	$(22,673)	$(19,010)	$(28,658)
Basic EPS is computed by dividing net loss available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted-average shares for basic and diluted EPS	85,714,520	84,464,283	85,674,347	84,417,308

Due to the redemption of all of the Company’s 7% Convertible Notes due 2029 (the “Convertible Notes”), there was no weighted-average shares calculation related to the conversion of debt for the three and six months ended June 30, 2026. The following was outstanding during the three and six months ended June 30, 2025, but was not included in the computation of diluted EPS because the effect was anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted-average number of shares issuable upon conversion of debt	—	33,333,333	—	33,333,333
Weighted-average conversion price	$—	$1.50	$—	$1.50

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
The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$105,225	$115,510
Restricted cash and cash equivalents in current assets	5,995	4,716
Restricted cash and cash equivalents included in other assets	2,649	2,483
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$113,869	$122,709
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
In the three months ended June 30, 2026, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the assessment performed the Company concluded that it is not more likely than not that a reporting unit’s fair value is less than its carrying value and determined no further impairment test would be required for June 30, 2026.
(g) Investment and Other Losses:
Investment and other losses consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net unrealized losses on PropTech convertible trading debt securities	$—	$(44)	$—	$(44)
Net unrealized losses on long-term investments at fair value	(17)	(15)	(53)	(136)
Net (losses) gains on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	—	—	(4)	78
Other income	—	22	—	43
Investment and other losses	$(17)	$(37)	$(57)	$(59)
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(i) Subsequent Events:
The Company has evaluated subsequent events through August 10, 2026, the date the financial statements were issued.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
2.    REVENUE RECOGNITION
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

	Three Months Ended June 30, 2026
	Total	New York City	Northeast	Southeast	West	International
Revenues:
Commission and other brokerage income - existing home sales	$261,763	$64,516	$53,194	$101,095	$42,883	$75
Commission and other brokerage income - development marketing	18,440	6,512	—	11,491	437	—
Other ancillary services	3,246	101	29	3	3,113	—
Total revenues	$283,449	$71,129	$53,223	$112,589	$46,433	$75

	Three Months Ended June 30, 2025
	Total	New York City	Northeast	Southeast	West	International
Revenues:
Commission and other brokerage income - existing home sales	$243,755	$71,039	$49,789	$72,872	$50,055	$—
Commission and other brokerage income - development marketing	14,261	6,835	111	5,174	2,141	—
Property management revenue	10,465	10,273	192	—	—	—
Other ancillary services	2,885	123	7	—	2,755	—
Total revenues	$271,366	$88,270	$50,099	$78,046	$54,951	$—

	Six Months Ended June 30, 2026
	Total	New York City	Northeast	Southeast	West	International
Revenues:
Commission and other brokerage income - existing home sales	$459,629	$116,008	$92,445	$174,358	$76,669	$149
Commission and other brokerage income - development marketing	32,455	15,733	—	15,812	910	—
Other ancillary services	5,698	111	29	4	5,554	—
Total revenues	$497,782	$131,852	$92,474	$190,174	$83,133	$149

	Six Months Ended June 30, 2025
	Total	New York City	Northeast	Southeast	West	International
Revenues:
Commission and other brokerage income - existing home sales	$463,762	$137,256	$92,784	$142,271	$91,451	$—
Commission and other brokerage income - development marketing	35,397	15,005	263	17,548	2,581	—
Property management revenue	19,957	19,555	402	—	—	—
Other ancillary services	5,653	199	15	—	5,439	—
Total revenues	$524,769	$172,015	$93,464	$159,819	$99,471	$—

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	June 30, 2026	December 31, 2025

Receivables, which are included in receivables	$3,006	$3,141
Contract assets, net, which are included in other current assets	8,170	8,775
Contract assets, net, non-current	55,357	46,735
Payables, which are included in commissions payable	2,182	2,237
Contract liabilities, current	14,771	15,966
Contract liabilities, non-current	92,967	74,946

The Company recognized revenues of $10,237 and $13,209 for the three and six months ended June 30, 2026, respectively, that were included in the contract liabilities balances at December 31, 2025. The Company recognized revenues of $4,465 and $10,846 for the three and six months ended June 30, 2025, respectively, that were included in the contract liabilities balances at December 31, 2024.

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging of receivables from agents, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $5,726 and $4,746 at June 30, 2026 and December 31, 2025, respectively.
The following table summarizes changes in the allowance for credit losses for the six months ended June 30, 2026:

	January 1, 2026	Current Period Provision		Write-offs	Recoveries	June 30, 2026
Allowance for credit losses:

Real estate broker agent receivables	$4,746	$1,655	(1)	$675	$—	$5,726
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
4.    LEASES
The Company has operating leases for corporate and sales offices as well as equipment. The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease cost	$6,809	$7,269	$13,540	$14,627
Short-term lease cost	211	210	430	368
Variable lease cost	973	988	2,039	2,245
Less: Sublease income	(207)	(16)	(405)	(32)
Total lease cost	$7,786	$8,451	$15,604	$17,208
Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$14,781	$16,091

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,088	$1,042
Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2026	2025
Weighted average remaining lease term in years:
Operating leases	4.82	5.18

Weighted average discount rate:
Operating leases	8.62%	8.66%
As of June 30, 2026, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2026	$14,821
2027	27,195
2028	24,640
2029	19,909
2030	14,741
2031	10,341
Thereafter	9,157
Total lease payments	120,804
Less imputed interest	(22,276)
Total	$98,528
As of June 30, 2026, the Company had no executed real estate leases that have not yet commenced.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	June 30, 2026	December 31, 2025
PropTech convertible trading debt securities	$1,229	$1,229
Long-term investment securities at fair value (1)	3,183	3,170
PropTech investments at cost	6,117	6,150
PropTech investments under equity-method	954	825
Total investments	11,483	11,374
Less PropTech current convertible trading debt securities (2)	1,229	—
Less PropTech investments accounted for under the equity-method (3)	954	825
Total long-term investments	$9,300	$10,549
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These amounts are included in “Other current assets” on the condensed consolidated balance sheets.
(3) These amounts are included in “Equity-method investments” on the condensed consolidated balance sheets.
Net realized and unrealized losses on long-term investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net unrealized losses on PropTech convertible trading debt securities	$—	$(44)	$—	$(44)
Net unrealized losses on long-term investments at fair value	(17)	(15)	(53)	(136)
Net (losses) gains on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	—	—	(4)	78
Net realized and unrealized losses on long-term investment securities	$(17)	$(59)	$(57)	$(102)
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The remaining convertible note matures in February 2027.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of net unrealized losses on long-term investment securities at fair value during the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net unrealized losses on long-term investments at fair value	$(17)	$(15)	$(53)	$(136)
The Company has unfunded commitments of $385 related to long-term investment securities at fair value as of June 30, 2026.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies as of June 30, 2026. The total carrying values of equity securities without readily determinable fair values that do not qualify for the NAV practical expedient were $6,117 as of June 30, 2026 and $6,150 as of December 31, 2025. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and six months ended June 30, 2026 and 2025.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
6. EQUITY-METHOD INVESTMENTS
Equity-method investments consisted of the following:

	June 30, 2026	December 31, 2025
Ancillary services ventures	$2,595	$2,205

At June 30, 2026, the Company’s ownership percentages in these investments ranged from 5.4% to 50.0%. Due to the Company’s ability to exercise significant influence, but not control, related to these investments, the Company accounts for these investments under the equity-method of accounting.

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

Maximum Exposure to Loss:
The Company’s maximum exposure to earnings or losses from its equity-method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements and was $2,595 as of June 30, 2026.

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
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Embedded Derivative on the Convertible Debt:
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s convertible debt that was fully settled in October 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Convertible Notes	$—	$548	$—	$1,082
Interest expense associated with embedded derivative	$—	$548	$—	$1,082
A summary of non-cash changes in fair value of the derivative embedded within convertible debt that was fully settled in October 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Convertible Notes	$—	$16,969	$—	$17,715
Loss on changes in fair value of the derivative embedded within convertible debt	$—	$16,969	$—	$17,715
Letters of Credit:
As of June 30, 2026 and December 31, 2025, the Company had outstanding $2,811 and $2,645 of letters of credit, respectively, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.
8.    COMMITMENTS AND CONTINGENCIES
Lease Commitments:
The Company leases office space under non-cancellable operating lease agreements. See Note 4. “Leases” to the Company’s condensed consolidated financial statements for further discussion.
Technology Adoption and Implementation:
In June 2026, the Company executed an agreement to purchase technology licenses, products related to its workspace platform and certain cloud computing services. The amounts due under the agreement as of June 30, 2026 are as follows:

2026	$2,980
2027	8,975
2028	12,835
2029	6,842
Total	$31,632
As part of the agreement, the Company has received various credits, which may offset or reduce the commitment (above), as well as other discounts. The Company may elect to cancel the remaining commitment (above) in return for a cancellation fee of 35% of the total remaining commitment amount and loss of any discounts, remaining credits or other incentives provided under the agreement.

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
While most of the industry-wide antitrust class action lawsuits launched by plaintiffs on behalf of a putative class of home sellers have been settled (although appeals challenging the settlements are still pending), including those against the Company, certain suits launched by plaintiffs on behalf of a putative class of home buyers are still pending. In November 2023, individual plaintiffs filed an action on behalf of a putative national class of home buyers from 1996 to the present in the Northern District of Illinois against certain real estate brokerage firms (the “Batton II case”), including the Company, alleging anticompetitive behavior similar to the now resolved Gibson case. In June 2024, plaintiffs voluntarily dismissed this action against the Company without prejudice. However, on June 11, 2024, plaintiffs’ counsel from the Batton II case added the Company as a defendant in the Lutz case pending in the U.S. District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM). This case was brought by individual plaintiffs who filed an action on behalf of a putative national class of home buyers from December 1996 through the present against certain real estate brokerage firms, alleging anticompetitive behavior in violation of federal antitrust laws, state antitrust and consumer protection laws, as well as asserting an unjust enrichment claim. The allegations and claims in the Lutz case are similar to the Batton II case. As this case was brought by a putative national class of home buyers, it is not subsumed within the Gibson Settlement Agreement resolving the antitrust actions brought by home sellers against the Company, except to the extent that the class includes home buyers who also are part of the home sellers settling class referenced above that released their claims as home buyers. On July 15, 2025, all of the Lutz plaintiffs’ claims against the Company were dismissed. The federal antitrust claim was dismissed with prejudice, and the state antitrust, consumer protection, and unjust enrichment claims were dismissed without prejudice with 21 days to replead. The Lutz plaintiffs filed their Third Amended Complaint on August 5, 2025, which the Company moved to dismiss. On April 17, 2026, the Court granted the Company’s motion to dismiss the claim that was made under California’s Unfair Competition Law, while the Court deferred ruling on the motion to dismiss as to antitrust standing and directed the parties to file supplemental briefing, and otherwise denied the Company’s motion to dismiss in all other respects. On June 23, 2026, the Lutz court ordered that the case be stayed in its entirety until the Tuccori court issues a final decision whether to approve the Tuccori Settlement Agreement (as defined below).

In October 2025, the U.S. District Court for the Northern District of Illinois preliminarily approved a nationwide settlement entered by several real estate brokerage companies in Tuccori v. At World Properties, LLC, et al. (N.D. Ill.) (the “Tuccori case”), a case that consolidated certain purported class action lawsuits filed by home buyers. The settlement included an opt-in procedure pursuant to which other companies subject to similar home buyer antitrust claims could opt into the Tuccori settlement, subject to court approval. In April 2026, the Company opted into a settlement agreement (the “Tuccori Settlement Agreement”) with the purported class of home buyers in the Tuccori case, which is structured to resolve the claims asserted against the Company in, or arising from the same factual predicates as, the Lutz case. Although the Company was not a defendant in the Tuccori action, the opt‑in settlement releases the Company, its subsidiaries, and affiliated agents from the claims against it in the Lutz case. The settlement is not an admission of liability, nor does the Company concede or validate any of the claims asserted against it. Under the Tuccori Settlement Agreement, the Company paid $100 into an escrow fund on June 23, 2026 and agreed to make three additional $647 payments within one, two and three years of the effective date of the settlement, respectively. The Company also agreed to abide by the same business practice changes, and emphasize the same existing practices, previously agreed to by the Company in the Gibson Settlement Agreement, as described herein. The amount payable by the Company under the Tuccori Settlement Agreement was fully reserved at June 30, 2026.

The Tuccori Settlement Agreement is subject to court approval. On May 26, 2026, the Tuccori court granted preliminary approval of the settlement. On June 29, 2026, the court scheduled a final approval hearing for November 2, 2026. Upon such approval, the Company expects the settlement to fully resolve the claims asserted against it in Lutz. Until such time, the Lutz action remains pending against the Company.

Two real estate salespersons formerly associated with the Company as independent contractors, have, together or separately, been named as defendants in multiple complaints by women accusing them of sexual assault and related wrongdoing, and in March 2026 they were convicted of criminal charges related to similar alleged conduct. On February 28, 2025, the former real estate salespersons and several other defendants, including the Company and its former Chief Executive Officer, were named as defendants in one of these lawsuits, the Koste litigation in the Supreme Court of the State of New York. Plaintiffs have brought claims against the Company under the New York Gender-Motivated Violence Act and sex trafficking, negligence, and negligent hiring, retention, and supervision claims. The Company denies liability and is defending vigorously against these claims. The Company has filed motions to dismiss the claims against it, which will be heard by the court on October 29, 2026. On January 22, 2026, the former real estate salespersons and several other defendants, including the Company and its former Chief Executive Officer, were named as defendants in the Rodriguez litigation in the U.S. District

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Court for the Southern District of Florida, in which Plaintiff brought claims against the Company under federal sex trafficking and Florida human trafficking laws. On April 29, 2026, the plaintiff filed a stipulation voluntarily dismissing the Florida human trafficking claims. The federal trafficking claims remain. The Company denies liability and is defending vigorously against that claim. The Company has filed a motion to dismiss which is scheduled to be heard by the court on August 31, 2026.

On November 14, 2025, a Verified Stockholder Derivative Complaint, Barbara Strougo derivatively on behalf of Douglas Elliman, Inc. vs. Howard M. Lorber, et al. (the “Strougo Litigation”), was filed in the Court of Chancery of the State of Delaware (the “Chancery Court”) on behalf of the Company, as nominal defendant, against certain of the Company’s current and former directors and officers (the “Individual Defendants”). The complaint alleged breach-of-fiduciary duty claims against the Individual Defendants. The parties to the Strougo Litigation reached an agreement to settle the Strougo Litigation on the terms and conditions set forth in a Stipulation and Agreement of Compromise, Settlement, and Release that was filed with the Chancery Court on February 19, 2026 (the “Strougo Settlement Agreement”). The Strougo Settlement Agreement provides for the final dismissal of the Strougo Litigation in exchange for (i) a settlement payment to the Company of $17,500, subject to reductions for attorneys’ fees and expenses, and (ii) the implementation by the Company of certain corporate-governance enhancements and reforms. Certain of the Company’s insurers agreed to fund the settlement. The Chancery Court held a settlement fairness hearing related to the Strougo Settlement Agreement on June 29, 2026 and, on July 7, 2026, entered a Final Order and Judgment approving the Strougo Settlement Agreement and awarding plaintiff’s counsel attorneys’ fees and expenses in the amount of $1,870, to be deducted from the $17,500 settlement payment to the Company. The Company received $2,500 of the settlement payment in June 2026 which has been recorded and deferred within other current liabilities as of June 30, 2026 because the Strougo Settlement Agreement had not been approved by the Chancery Court on June 30, 2026. The additional $15,000 was received by the Company in July 2026.

Litigation is subject to uncertainties, and it is possible that there could be adverse developments in pending cases or that more cases, including antitrust lawsuits, could be commenced. With the commencement of any new case, the defense costs and the risks relating to the unpredictability of litigation increase. Legal defense costs are expensed as incurred. Management reviews on a quarterly basis with counsel all pending litigation and evaluates the probability of a loss being incurred and whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation. The Company is unable to reasonably estimate the financial impact of these litigation matters. For the three months ended June 30, 2026, the Company incurred legal expenses and settlement costs totaling $1,155 (consists of legal expenses of $2,404 and settlement expenses of $447 included within “General and administrative expenses,” as well as reimbursement of settlement of $1,696 on the condensed consolidated statement of operations). For the six months ended June 30, 2026, the Company incurred legal expenses and settlement costs totaling $8,395 (consists of legal expenses of $5,934 and settlement expenses of $2,116 included within “General and administrative expenses,” $2,041 in “Antitrust litigation settlement expense” and reimbursement of settlement of $1,696 on the condensed consolidated statement of operations.” For the three and six months ended June 30, 2025, the Company incurred legal expenses and settlement costs totaling $3,241 and $7,808 (included within “General and administrative expenses,” of which $1,482 and $1,274 are net benefits from settlement expense, due to amounts recovered from insurance, on the condensed consolidated statement of operations), respectively. The Company’s condensed consolidated financial position, results of operations or cash flows could be materially adversely affected from an unfavorable outcome in, or settlement of, any of these matters.
Accounting Policy. The Company and its subsidiaries record provisions in their condensed consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
9.    INCOME TAXES

There was no income tax expense for the three and six months ended June 30, 2026 and 2025. Effective March 31, 2024, the Company established a valuation allowance for the full amount of deferred tax assets.

Calculation of provision for income taxes in interim periods. The Company calculates its provision for income taxes for interim reporting periods by estimating its annual effective income tax rate based on full year projections, which do not include the impact of discrete items. It then applies the annual effective income tax rate against year-to-date pretax income to record income tax expense and then adjusts its provision for income tax expense for any discrete items. There were no discrete items for the three and six months ended June 30, 2026 and 2025, respectively.
Income Taxes Paid
The table below presents amounts of income taxes paid, net of refunds, by jurisdiction:

	Three Months Ended	Six Months Ended
	June 30, 2026
U.S. Federal	$2,000	$2,000
U.S. State and local	194	1,346
Total U.S.	2,194	3,346
Foreign	—	—
Total cash income taxes paid, net of refunds	$2,194	$3,346

10.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2026
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$90,529	$90,529	$—	$—
Certificates of deposit (2)	162	—	162	—
PropTech convertible trading debt securities	1,229	—	—	1,229
Long-term investments
Long-term investment securities at fair value (3)	3,183	—	—	—
Total long-term investments	3,183	—	—	—
Total assets	$95,103	$90,529	$162	$1,229
`
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $5,995 that is included in current restricted cash and cash equivalents and $2,649 that is included in non-current restricted assets within Other assets.
(2)$162 included in Other current assets on the condensed consolidated balance sheets.
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
There were no changes in the fair value of the Level 3 assets for the three and six months ended June 30, 2026.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The unobservable inputs related to the valuation of the Level 3 assets were as follows as of June 30, 2026:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2026	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,229	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2027
			Volatility	54.10%
			Discount rate	31.97%
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
There were no Level 3 liabilities as of June 30, 2026 and December 31, 2025 at fair value to be measured due to repayment of the Convertible Notes. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. The Company had no nonrecurring nonfinancial assets or liabilities subject to fair value measurements as of June 30, 2026 and December 31, 2025.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
11.    SEGMENT INFORMATION

The Company is managed as a single operating and reporting segment and its CODM evaluates the operating results and revenues of the Company to make decisions. Consequently, the measure of segment profit or loss is the condensed consolidated net income (loss). The measure of segment assets is reported on the Company’s condensed consolidated balance sheets.
Financial information for the Company’s revenues and expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total Revenues	$283,449	$271,366	$497,782	$524,769

Operating expenses:
Real estate agent commissions	224,259	204,594	391,650	391,119
Sales and marketing	19,731	20,069	37,468	39,808
Operations and support	17,771	17,775	34,011	35,503
General and administrative	17,795	26,177	38,946	53,502
Technology	5,591	5,766	10,829	11,301
Depreciation and amortization	1,989	2,219	3,988	4,119
Antitrust litigation settlement expense	—	—	2,041	—
Restructuring	146	298	193	298
Gain on disposal of business	(408)	—	(408)	—
Operating loss	(3,425)	(5,532)	(20,936)	(10,881)
Other income (expenses):
Interest expense	(2)	(1,545)	(5)	(3,075)
Interest income	719	1,259	1,609	2,620
Equity in (losses) earnings from equity-method investments	(9)	199	379	201
Change in fair value of the derivative embedded within convertible debt	—	(16,969)	—	(17,715)
Investment and other losses	(17)	(37)	(57)	(59)
Loss before provision for income tax	(2,734)	(22,625)	(19,010)	(28,909)
Income tax expense	—	—	—	—
Net loss	(2,734)	(22,625)	(19,010)	(28,909)
Net (income) loss attributed to non-controlling interest	—	(48)	—	251
Net loss attributed to Douglas Elliman Inc.	$(2,734)	$(22,673)	$(19,010)	$(28,658)
For the three months ended June 30, 2026, $1,583 of stock-based compensation is included within General and administrative expenses and $71 is included within Operations and support expenses on the condensed consolidated statements of operations. For the three months ended June 30, 2025, $1,856 of stock-based compensation is included within General and administrative expenses and $268 is included within Operations and support expenses on the condensed consolidated statements of operations.
For the six months ended June 30, 2026, $2,682 of stock-based compensation is included within General and administrative expenses and $140 is included within Operations and support expenses on the condensed consolidated statements of operations. For the six months ended June 30, 2025, $3,626 of stock-based compensation is included within General and administrative expenses and $533 is included within Operations and support expenses on the condensed consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company’s identifiable assets and capital expenditures for June 30, 2026 and December 31, 2025 were as follows:

Six Months Ended June 30, 2026
Identifiable assets	$444,297
Capital expenditures	$943

Year Ended December 31, 2025
Identifiable assets	$444,409
Capital expenditures	$3,353
12. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit in the amount of $36,283 as of each of June 30, 2026 and December 31, 2025, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts or Stated Otherwise)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Audited Consolidated Financial Statements as of and for the year ended December 31, 2025 and Notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), and our Condensed Consolidated Financial Statements and related Notes as of and for the three and six months ended June 30, 2026. Any forward-looking statements are not historical facts, but rather they are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Any forward-looking statements are subject to several important factors, including those factors discussed under “Risk Factors” in our 2025 Annual Report and this Quarterly Report and “Special Note Regarding Forward-Looking Statements,” that could cause our actual results to differ materially from those indicated in such forward-looking statements. References to “Douglas Elliman” or “Company” refer to Douglas Elliman Inc. Certain references to “Douglas Elliman Realty” refer to the Company’s residential real estate brokerage business, including the operations of Douglas Elliman Realty, LLC and Douglas Elliman of California Inc., unless otherwise specified.

Overview
Douglas Elliman Inc. is a holding company that, through its subsidiaries, is engaged in the real estate services business, and invests in additional real estate services businesses.
We conduct residential real estate brokerage services through our subsidiary, Douglas Elliman Realty, which operates one of the largest residential brokerage companies in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Texas, Colorado, Nevada, Massachusetts, Connecticut, Maryland, Virginia, New Jersey, New Hampshire and Washington D.C. We also offer, including through our subsidiaries and ventures, development marketing services (“Development Marketing”) and ancillary services, such as mortgage, title and escrow services. In addition, we have also invested in PropTech opportunities through our DOUG Ventures subsidiary.

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, prepared in accordance with U.S. GAAP, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman Inc., Adjusted EBITDA margin attributed to Douglas Elliman Inc. and financial measures for the last twelve months ended June 30, 2026 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with U.S. GAAP.

	Last twelve months ended	Six months ended June 30,		Year ended December 31, 2025
	June 30, 2026	2026	2025
Total transactions (1)	21,078	10,178	10,438	21,338
Gross Transaction Value (in billions) (2)	$39.1	$19.4	$20.1	$39.8
Average transaction value per transaction (in thousands) (3)	$1,853.6	$1,904.2	$1,923.1	$1,863.4
Number of Principal Agents (4)	4,393	4,393	4,714	4,492
Annual Retention (5)	84%	N/A	N/A	84%
Certain GAAP Financial Information
Net income (loss) attributed to Douglas Elliman Inc.	$24,867	$(19,010)	$(28,658)	$15,219
Net income (loss) margin	2.47%	(3.82)%	(5.46)%	1.47%
Non-GAAP Financial Measures
Adjusted EBITDA attributed to Douglas Elliman Inc.	$(20,957)	$(11,432)	$(4,465)	$(13,990)
Adjusted EBITDA margin attributed to Douglas Elliman	(2.08)%	(2.30)%	(0.85)%	(1.35)%
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

Reconciliations of these non-GAAP measures have been provided in the table below (in thousands).

Computation of Adjusted EBITDA attributed to Douglas Elliman Inc.

	Last twelve months ended	Six months ended June 30,		Year ended December 31, 2025
	June 30, 2026	2026	2025
Net income (loss) attributed to Douglas Elliman Inc.	$24,867	$(19,010)	$(28,658)	$15,219
Interest expense	1,999	5	3,075	5,069
Interest income	(3,889)	(1,609)	(2,620)	(4,900)
Income tax expense	3,560	—	—	3,560
Net loss attributed to non-controlling interest	(658)	—	(251)	(909)
Depreciation and amortization	8,246	3,988	4,119	8,377
EBITDA	34,125	(16,626)	(24,335)	26,416
Results from operations of disposed business (a)	(1,897)	—	(4,724)	(6,621)
Stock-based compensation (b)	7,240	2,822	4,159	8,577
Equity in earnings from equity-method investments (c)	(365)	(379)	(201)	(187)
Gain on disposal of business	(82,063)	(408)	—	(81,655)
Change in fair value of the derivative embedded within convertible debt	10,767	—	17,715	28,482
Loss on extinguishment of liability	466	—	—	466
Litigation, settlement and related expenses, net (d)	7,588	2,909	2,958	7,637
Executive severance and separation expense (benefit) (e)	194	—	(493)	(299)
Impairment of fixed assets	2,275	—	—	2,275
Restructuring	1,531	193	298	1,636
Investment and other (losses) gains	(1,320)	57	59	(1,318)
Adjusted EBITDA	(21,459)	(11,432)	(4,564)	(14,591)
Adjusted EBITDA attributed to non-controlling interest	502	—	99	601
Adjusted EBITDA attributed to Douglas Elliman	$(20,957)	$(11,432)	$(4,465)	$(13,990)

_____________________________
(a)Includes results from operations of Residential Management Group, LLC, which conducts business as DEPM, which was disposed on October 24, 2025. This adjustment also includes the corporate allocation to Douglas Elliman Realty, LLC (“DER”) from DEPM. The expenses associated with the corporate allocation to DEPM have continued at DER after the disposal.
(b)Represents amortization of stock-based compensation. For the last twelve months ended June 30, 2026, $6,594 of stock-based compensation is included within General and administrative expenses and $646 is included within Operations and support expenses on the condensed consolidated statements of operations. For the six months ended June 30, 2026, $2,682 of stock-based compensation is included within General and administrative expenses and $140 is included within Operations and support expenses on the condensed consolidated statements of operations. For the six months ended June 30, 2025, $3,626 of stock-based compensation is included within General and administrative expenses and $533 is included within Operations and support expenses on the condensed consolidated statements of operations. For the year ended December 31, 2025, $7,538 of stock-based compensation is included within General and administrative expenses and $1,039 is included within Operations and support expenses on the consolidated statements of operations.
(c)Represents equity in earnings recognized from equity-method investments that are accounted for under the equity method and are not consolidated in our financial results.
(d)Represents unusual litigation, settlement and related expenses, net, incurred in connection with industry-wide antitrust class action lawsuits and other matters related to employees and agents. For the last twelve months ended June 30, 2026, we incurred such expenses of $7,588, net of amounts recovered from insurance, of which $2,041 is included in Antitrust litigation settlement expense and $5,547 is included within General and administrative expenses on the condensed consolidated statements of operations. For the six months ended June 30, 2026, we incurred such expenses of $2,909, net of amounts recovered from insurance, of which $2,041 is included in Antitrust litigation settlement expense and $868 is included within General and administrative expenses on the condensed consolidated statements of operations. For the six months ended June 30, 2025, we incurred such expenses of $2,958, which were included within General and administrative expenses on the condensed consolidated statements of operations. For the year ended December 31, 2025, we incurred such expenses of $7,637, which were included within General and administrative expenses on the consolidated statements of operations.
(e)     For the last twelve months ended June 30, 2026, expense of $194 is included within General and administrative expenses on the condensed consolidated statement of operations. For the six months ended June 30, 2025, benefit of $493, net of amounts recovered from insurance, is included within General and administrative expenses on the condensed consolidated statements of operations. For the year ended December 31, 2025, the benefit of $299 includes insurance proceeds received and is included within General and administrative expenses on the consolidated statement of operations.

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

The presentation of our business’s financial information for the three and six months ended June 30, 2026 and 2025 is reported as one segment. For more information, see Note 11, “Segment Information” to our condensed consolidated financial statements.

Three months ended June 30, 2026 Compared to the Three months ended June 30, 2025
The following table sets forth our revenues and operating loss for the three months ended June 30, 2026 compared to the three months ended June 30, 2025:

					% of Total Revenue
	Three Months Ended June 30,		2025 to 2026		Three Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025
	(Dollars in thousands)
Revenues	$283,449	$271,366	$12,083	4%	100%	100%

Operating expenses:
Real estate agent commissions	$224,259	$204,594	$19,665	10%	79%	75%
Sales and marketing	19,731	20,069	(338)	(2)%	7%	7%
Operations and support	17,771	17,775	(4)	—%	6%	7%
General and administrative	17,795	26,177	(8,382)	(32)%	6%	10%
Technology	5,591	5,766	(175)	(3)%	2%	2%
Depreciation and amortization	1,989	2,219	(230)	(10)%	1%	1%
Restructuring	146	298	(152)	(51)%	—%	—%
Gain on disposal of business	(408)	—	(408)	—%	—%	—%
Operating loss	(3,425)	(5,532)	2,107	(38)%	(1)%	(2)%
Other income (expenses), net	691	(17,093)	17,784	(104)%	—%	(6)%
Loss before provision for income taxes	(2,734)	(22,625)	19,891	(88)%	(1)%	(8)%
Income tax expense	—	—	—	—%	—%	—%
Net loss	(2,734)	(22,625)	19,891	(88)%	(1)%	(8)%
Net income attributed to non-controlling interest	—	(48)	48	(100)%	—%	—%
Net loss attributed to Douglas Elliman Inc.	$(2,734)	$(22,673)	$19,939	(88)%	(1)%	(8)%

Revenues. Our revenues for the three months ended June 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended June 30,		2025 to 2026
	2026	2025	$ Change	% Change
Revenues	$283,449	$271,366	$12,083	4.5%
Revenues from property management business	—	10,465	(10,465)
Revenues excluding revenues from property management business	$283,449	$260,901	$22,548	8.6%
The increase in revenues, excluding revenues from the property management business, was primarily due to an increase in commissions and other brokerage income of $22,187, which was driven by an increase in revenues from existing home sales in Florida of $28,223, and $3,405 in the Northeast region, which excludes New York City. Additionally, revenues from Development Marketing increased by $4,179 and the increase was from our Florida and Texas markets. These increases were partially offset by declines from the sales of existing homes in the West region of $7,172, which were associated with Colorado and California, and New York City of $6,523 for the 2026 period compared to the 2025 period.

Operating expenses. Our operating expenses for the three months ended June 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended June 30,		2025 to 2026
	2026	2025	$ Change	% Change
Operating expenses	$286,874	$276,898	$9,976	3.6%
Gain on disposal of property management business	(408)	—	(408)
Operating expenses from property management business	—	7,889	(7,889)
Operating expenses excluding property management business	$287,282	$269,009	$18,273	6.8%

The increase in operating expenses was due primarily to an increase in real estate brokerage commissions expense of $19,665 arising from the increase in revenues from commissions and other brokerage income, which was offset by the absence of expenses of our property management business, which was disposed in October 2025.

Real Estate Agent Commissions. As a result of an increase in our commissions and other brokerage income, our real estate agent commissions expense was $224,259 for the three months ended June 30, 2026 compared to $204,594 for the three months ended June 30, 2025, representing an increase of $19,665. Real estate agent commissions expense, as a percentage of revenues, increased to 79.1% for the three months ended June 30, 2026 compared to 75.4% (78.4% excluding property management revenues) for the three months ended June 30, 2025. The increase in real estate agent commissions expense as a percentage of revenues in the 2026 period was primarily driven by a higher percentage of our revenues from existing home sales generated from markets (primarily Florida) which customarily pay higher commission rates.
Gross profit. We define gross profit as the remaining portion after real estate agent commissions are subtracted from our revenues. Our gross profit for the three months ended June 30, 2026 and 2025, respectively, was as follows:

	Three Months Ended June 30,		2025 to 2026
	2026	2025	$ Change	% Change
Revenues	$283,449	$271,366	$12,083
Real estate agent commission expense	224,259	204,594	19,665
Gross profit	59,190	66,772	(7,582)	(11.4)%
Gross profit from property management business	—	10,465	(10,465)
Gross profit excluding property management business	$59,190	$56,307	$2,883	5.1%

Gross profit as a percentage of revenues	20.9%	24.6%		(3.7)%
Gross profit, excluding property management business, as a percentage of revenues	20.9%	21.6%		(0.7)%
Our gross profit, as a percentage of revenues, declined due to the absence of property management revenues as well as a higher percentage of our revenues from existing home sales generated from markets (primarily Florida) which customarily pay higher commission rates.

Operating expenses, excluding real estate agent commissions expense. Our operating expenses, excluding real estate agent commissions expense, for the three months ended June 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended June 30,		2025 to 2026
	2026	2025	$ Change	% Change
Operating expenses	$286,874	$276,898	$9,976	3.6%
Real estate agent commission expense	224,259	204,594	19,665	9.6%
Operating expenses, excluding real estate agent commissions expense	62,615	72,304	(9,689)	(13.4)%
Gain on disposal of property management business	(408)	—	(408)
Operating expenses from property management business	—	7,889	(7,889)
Operating expenses, excluding real estate agent commissions expense and property management business	$63,023	$64,415	$(1,392)	(2.2)%
Sales and Marketing. Sales and marketing expenses were $19,731 for the three months ended June 30, 2026 compared to $20,069, which included $280 associated with our property management business, for the three months ended June 30, 2025.
Operations and support. Operations and support expenses were $17,771 for the three months ended June 30, 2026 compared to $17,775, which included $795 associated with our property management business, for the three months ended June 30, 2025.
General and administrative. General and administrative expenses were $17,795 for the three months ended June 30, 2026 compared to $26,177 for the three months ended June 30, 2025, representing a decrease of $8,382, of which $6,209 was associated with our property management business, for the six months ended June 30, 2025 and also reflects a decline in expenses associated with professional services in the 2026 period.
Technology. Technology expenses were $5,591 for the three months ended June 30, 2026 compared to $5,766, which included $535 associated with our property management business, for the three months ended June 30, 2025.
Operating loss. Our operating loss for the three months ended June 30, 2026 and 2025, respectively, was as follows:

	Three Months Ended June 30,		2025 to 2026
	2026	2025	$ Change	% Change
Operating loss	$(3,425)	$(5,532)	$2,107
Gain on disposal of property management business	(408)	—	(408)
Operating income from property management business	—	2,576	(2,576)
Operating loss excluding property management business	$(3,833)	$(8,108)	$(4,275)	(52.7)%
The decline in operating loss was primarily due to the increase in gross profit, after excluding our property management business as well as lower operating expenses in the 2026 period and was partially offset by the absence of operating income from our property management business in the 2026 period.
Other income (expenses). Other income was $691 for the three months ended June 30, 2026 compared to other expense of $17,093 for the three months ended June 30, 2025. For the three months ended June 30, 2026, other income consisted primarily of interest income of $719. For the three months ended June 30, 2025, other expense primarily consisted of a $16,969 loss from the change in fair value of the derivative embedded within convertible debt and interest expense of $1,545, partially offset by interest income of $1,259.
Loss before provision for income taxes. Loss before income taxes was $2,734 and $22,625 for the three months ended June 30, 2026 and 2025, respectively.
Income tax expense. There was no income tax expense for the three months ended June 30, 2026 and 2025. We calculate our provision for income taxes for interim reporting periods based upon our estimate of the annual effective income tax rate based on full year projections, which does not include the impact of discrete items. We then apply the annual effective income tax rate against year-to-date pretax income to record income tax expense and then adjust our provision for income tax expense for any discrete items, if any. We did not record a provision for income taxes during the three months ended June 30, 2026 and 2025, respectively, because we had established a valuation allowance for the full amount of our deferred tax assets.

Six months ended June 30, 2026 Compared to Six months ended June 30, 2025
The following table sets forth our revenues and operating loss for the six months ended June 30, 2026 compared to the six months ended June 30, 2025:

					% of Total Revenue
	Six Months Ended June 30,		2025 to 2026		Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025
	(Dollars in thousands)

Revenues	$497,782	$524,769	$(26,987)	(5)%	100%	100%

Operating expenses:
Real estate agent commissions	$391,650	$391,119	$531	—%	79%	75%
Sales and marketing	37,468	39,808	(2,340)	(6)%	8%	8%
Operations and support	34,011	35,503	(1,492)	(4)%	7%	7%
General and administrative	38,946	53,502	(14,556)	(27)%	8%	10%
Technology	10,829	11,301	(472)	(4)%	2%	2%
Depreciation and amortization	3,988	4,119	(131)	(3)%	1%	1%
Antitrust litigation settlement expense	2,041	—	2,041	100%	—%	—%
Restructuring	193	298	(105)	(35)%	—%	—%
Gain on disposal of business	(408)	—	(408)	100%	—%	—%
Operating loss	(20,936)	(10,881)	(10,055)	92%	(4)%	(2)%
Other income (expenses), net	1,926	(18,028)	19,954	(111)%	—%	(3)%
Loss before provision for income taxes	(19,010)	(28,909)	9,899	(34)%	(4)%	(6)%
Income tax expense	—	—	—	—%	—%	—%
Net loss	(19,010)	(28,909)	9,899	(34)%	(4)%	(6)%
Net loss attributed to non-controlling interest	—	251	(251)	(100)%	—%	—%
Net loss attributed to Douglas Elliman Inc.	$(19,010)	$(28,658)	$9,648	(34)%	(4)%	(5)%

Revenues. Our revenues for the six months ended June 30, 2026 and 2025, respectively, were as follows:

	Six Months Ended June 30,		2025 to 2026
	2026	2025	$ Change	% Change
Revenues	$497,782	$524,769	$(26,987)	(5.1)%
Revenues from property management business	—	19,957	(19,957)
Revenues excluding revenues from property management business	$497,782	$504,812	$(7,030)	(1.4)%
The decline in revenues, excluding revenues from our property management business, was primarily due to lower revenues from commissions and other brokerage income. For the six months ended June 30, 2026, our commissions and other brokerage income from existing homes sales decreased by $21,248 in New York City, $14,782 in the West region, and $339 in the Northeast region (excluding New York City). Additionally, our revenues from Development Marketing decreased by $2,942, primarily related to the Florida and New York City markets, during the 2026 period compared to 2025. However, these declines were partially offset by an increase in commissions and other brokerage income from existing home sales in the Florida market of $32,087 during the six months ended June 30, 2026 compared to the 2025 period.

Operating expenses. Our operating expenses for the six months ended June 30, 2026 and 2025, respectively, were as follows:

	Six Months Ended June 30,		2025 to 2026
	2026	2025	$ Change	% Change
Operating expenses	$518,718	$535,650	$(16,932)	(3.2)%
Gain on disposal of property management business	(408)	—	(408)
Operating expenses from property management business	—	15,500	(15,500)
Operating expenses excluding property management business	$519,126	$520,150	$(1,024)	(0.2)%

The decrease was primarily due to the absence of expenses of our property management business, as well as a decline in expenses from professional services.

Real Estate Agent Commissions. Our real estate agent commissions expense was $391,650 for the six months ended June 30, 2026, compared to $391,119 for the six months ended June 30, 2025, representing an increase of $531. Real estate agent commissions expense, as a percentage of revenues, increased to 78.7% for the six months ended June 30, 2026, compared to 74.5% (77.5% excluding property management revenues) for the six months ended June 30, 2025. This increase in real estate agent commissions expense as a percentage of revenues in 2026 period was primarily driven by a higher percentage of our revenues from existing home sales generated from markets (primarily Florida) which customarily pay higher commission rates.
Gross profit. We define gross profit as the remaining portion after real estate agent commissions are subtracted from our revenues. Our gross profit for the six months ended June 30, 2026 and 2025, respectively, was as follows:

	Six Months Ended June 30,		2025 to 2026
	2026	2025	$ Change	% Change
Revenues	$497,782	$524,769	$(26,987)
Real estate agent commission expense	391,650	391,119	531
Gross profit	106,132	133,650	(27,518)	(20.6)%
Gross profit from property management business	—	19,957	(19,957)
Gross profit excluding property management business	$106,132	$113,693	$(7,561)	(6.7)%

Gross profit as a percentage of revenues	21.3%	25.5%		(4.2)%
Gross profit, excluding property management business, as a percentage of revenues	21.3%	22.5%		(1.2)%
Our gross profit, as a percentage of revenues, declined due to the absence of property management revenues and was also attributable to a shift in the revenue mix, driven by a higher percentage of our revenues from existing home sales generated from markets (primarily Florida) which had a lower gross margin during the period.

Operating expenses, excluding real estate agent commissions expense. Our operating expenses, excluding real estate agent commissions expense, for the six months ended June 30, 2026 and 2025, respectively, were as follows:

	Six Months Ended June 30,		2025 to 2026
	2026	2025	$ Change	% Change
Operating expenses	$518,718	$535,650	$(16,932)	(3.2)%
Real estate agent commission expense	391,650	391,119	531	0.1%
Operating expenses, excluding real estate agent commissions expense	127,068	144,531	(17,463)	(12.1)%
Gain on disposal of property management business	(408)	—	(408)
Operating expenses from property management business	—	15,500	(15,500)
Operating expenses, excluding real estate agent commissions expense and property management business	$127,476	$129,031	$(1,555)	(1.2)%
Sales and Marketing. Sales and marketing expenses were $37,468 for the six months ended June 30, 2026, compared to $39,808, which included $555 associated with our property management business, for the six months ended June 30, 2025. The decline in expenses is attributable to expense rationalization efforts to streamline our sales and marketing process.
Operations and support. Operations and support expenses were $34,011 for the six months ended June 30, 2026, compared to $35,503, which included $1,736 associated with our property management business, for the six months ended June 30, 2025.

General and administrative. General and administrative expenses were $38,946 for the six months ended June 30, 2026, compared to $53,502 for the six months ended June 30, 2025, representing a decline of $14,556, of which $11,945 was associated with our property management business, for the six months ended June 30, 2025 and also reflects a decline in expenses associated with professional services in the 2026 period.
Technology. Technology expenses were $10,829 for the six months ended June 30, 2026, compared to $11,301, which included $1,124 associated with our property management business, for the six months ended June 30, 2025.
Operating loss. Our operating loss for the six months ended June 30, 2026 and 2025, respectively, was as follows:

	Six Months Ended June 30,		2025 to 2026
	2026	2025	$ Change	% Change
Operating loss	$(20,936)	$(10,881)	$(10,055)
Gain on disposal of property management business	(408)	—	(408)
Operating income from property management business	—	4,457	(4,457)
Operating loss excluding property management business	$(21,344)	$(15,338)	$6,006	39.2%
The increase in operating loss was primarily due to the decline in gross profit, after excluding our property management business, as well as the absence of operating income from our property management business in the 2026 period, which was offset by a decline of operating expenses, after excluding real estate agent commissions expense and our property management business, in the 2026 period.
Other income (expenses). Other income was $1,926 for the six months ended June 30, 2026, compared to other expense of $18,028 for the six months ended June 30, 2025. For the six months ended June 30, 2026, other income primarily consisted of interest income of $1,609. For the six months ended June 30, 2025, other expense primarily consisted of the $17,715 loss from the change in fair value of the derivative embedded within convertible debt and interest expense of $3,075, partially offset by interest income of $2,620.
Loss before provision for income taxes. Loss before income taxes was $19,010 and $28,909 for the six months ended June 30, 2026 and 2025, respectively.
Income tax expense. There was no income tax expense for the six months ended June 30, 2026 and 2025. We calculate our provision for income taxes for interim reporting periods based upon our estimate of the annual effective income tax rate based on full year projections, which does not include the impact of discrete items. We then apply the annual effective income tax rate against year-to-date pretax income to record income tax expense and then adjust our provision for income tax expense for any discrete items, if any. We did not record a provision for income taxes during the six months ended June 30, 2026 and 2025, respectively, because we had established a valuation allowance for the full amount of our deferred tax assets.

Liquidity and Capital Resources
Cash, cash equivalents and restricted cash declined by $8,840 to $113,869, which included $8,644 of restricted cash, during the six months ended June 30, 2026. This compares to an increase of $2,488, to $144,709, which included restricted cash of $8,375, during the six months ended June 30, 2025.
Cash used in operations was $7,739 for the six months ended June 30, 2026, compared to $4,974 for the six months ended June 30, 2025. The increase in the cash used in operations in the 2026 period was attributable to an increase in operating loss as well as increased payments of accrued compensation in 2026 and income tax liabilities, which were attributable to the gain on the October 2025 disposal of our property management business, in the 2026 period. These amounts were offset by an increase to the net changes in contract liabilities and related contract assets, which was associated with increased progress payments from our development marketing business, as well as the receipt of a portion of the settlement related to the Strougo litigation for the six months ended June 30, 2026.
Cash used in investing activities was $1,071 for the six months ended June 30, 2026, compared to cash provided by investing activities of $7,548 for the six months ended June 30, 2025. For the six months ended June 30, 2026, cash used in investing activities was comprised primarily of capital expenditures of $943 and the purchase of subsidiaries of $100 due to the acquisition of the non-controlling interest of Real Estate Associates of Houston LLC. For the six months ended June 30, 2025, cash provided by investing activities was comprised of proceeds from the sale of short-term investments of $97,677 and was partially offset by the purchase of short-term investments of $87,873 and capital expenditures of $2,251.
Cash used in financing activities was $30 for the six months ended June 30, 2026, compared to $86 for the six months ended June 30, 2025, which was comprised of withholding of shares as payment of payroll tax liabilities.

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

We had cash and cash equivalents of approximately $105,225 as of June 30, 2026 and, in addition to any cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months.

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

In April 2026, the Company opted into a settlement agreement with the purported class of home buyers in Tuccori v. At World Properties, LLC, et al. (N.D. Ill.), a case that consolidated certain purported class actions lawsuits filed by home buyers. This settlement is structured to resolve the claims asserted against us in, or arising from the same factual predicates as, the Lutz vs. HomeServices of America, Inc. et al lawsuit, pending in the U.S. District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM). Although we were not a defendant in Tuccori, the opt‑in settlement releases us, our subsidiaries and affiliated agents from the claims against us in Lutz. Under the Tuccori settlement agreement, we paid $100 into an escrow fund on June 23, 2026 and agreed to make three additional $647 payments within one, two and three years of the effective date of the settlement, respectively. The amount payable by us under the Tuccori settlement agreement was recorded as a noncurrent liability at June 30, 2026. The Tuccori settlement agreement is subject to court approval, and a final approval hearing is scheduled for November 2, 2026.

Derivative Litigation Settlement. On November 14, 2025, a Verified Stockholder Derivative Complaint, Barbara Strougo derivatively on behalf of Douglas Elliman, Inc. vs. Howard M. Lorber, et al., also known as the Strougo Litigation, was filed in the Court of Chancery of the State of Delaware on behalf of Douglas Elliman Inc., as nominal defendant, against certain of its current and former directors and officers. The parties to the Strougo Litigation reached an agreement to settle it on the terms and conditions set forth in a Stipulation and Agreement of Compromise, Settlement, and Release that was filed with the Chancery Court on February 19, 2026. The Strougo settlement agreement provides for the final dismissal of the Strougo Litigation in exchange for (i) a settlement payment to us of $17,500, subject to reductions for attorneys’ fees and expenses, and (ii) the implementation by us of certain corporate-governance enhancements and reforms. Certain of our insurers agreed to fund the settlement. The Chancery Court held a settlement fairness hearing related to the Strougo settlement agreement on June 29, 2026 and, on July 7, 2026, entered a Final Order and Judgment approving the Strougo settlement agreement and awarding plaintiff’s counsel attorneys’ fees and expenses in the amount of $1,870, to be deducted from the $17,500 settlement payment. We received $2,500 of the settlement payment in June 2026 and we recorded and deferred within other current liabilities as of June 30, 2026 because the Strougo settlement agreement had not been approved by the Chancery Court on June 30, 2026. The additional $15,000 was received in July 2026.

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

Management cannot predict the cash requirements related to any future settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. Except as otherwise discussed above, management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against us or our subsidiaries as well as the costs of defending such cases. It is possible that our consolidated financial position, results of operations or cash flows in any future period could be materially adversely affected by an unfavorable outcome in any such brokerage-related litigation. For more information, see Note 8, “Commitments and Contingencies” to our condensed consolidated financial statements.
Technology Adoption and Implementation. In June 2026, we executed an agreement to purchase technology licenses, products related to our workspace platform and certain cloud computing services. As part of the agreement, we have received various credits, which may offset or reduce the commitment, as well as other discounts. We may elect to cancel the remaining commitment in return for a cancellation fee of 35% of total remaining commitment amount and loss of any discounts, remaining credits or other incentives provided under the agreement. For additional information regarding our purchase obligations, see Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights and, in connection with the sale of our property management division, certain known liabilities as of October 24, 2025. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2026, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of June 30, 2026 and December 31, 2025, we had outstanding approximately $2,811 and $2,645, respectively, of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.
As a service to its customers, Portfolio Escrow Inc., a subsidiary of Douglas Elliman, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit of $36,283 as of each of June 30, 2026 and December 31, 2025, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of Portfolio Escrow Inc., the subsidiary of Douglas Elliman (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of ours remains contingently liable for the disposition of these deposits.

Critical Accounting Estimates and Policies
Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates and therefore, if material, our future financial statements will be affected.
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
•the ability of the Company to effectively develop and integrate artificial intelligence (“AI”) technologies into our business and expectations regarding the timing, cost and productivity improvements to be obtained by such initiatives;
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

ITEM 1A.    RISK FACTORS

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report, except as set forth below:

The failure of third-party vendors or partners to perform as we expect or appropriately manage risks, or our failure to adequately monitor third-party performance, could result in harm to our reputation and ability to generate revenue.

We engage with third-party vendors and partners in a variety of ways, including strategic collaborations and the development and delivery of applications, employing key internal operational processes and critical client systems. In many instances, these third parties are in direct contact with our agents and customers to deliver services on our behalf or to fulfill their role in the applicable collaboration. In some instances, these third parties may be in possession of personal information of our customers, agents or employees or other commercially sensitive business information. In other instances, these third parties may play a critical role in developing products and services central to our business strategy or in implementing information technology transformation. Our third-party partners may encounter difficulties in the provision of required deliverables or may fail to provide us with timely services, which may delay us, and also may make decisions that may harm us or that are contrary to our best interests, including by pursuing opportunities outside of the applicable Company project or program, to the detriment of such project or program.

If our third-party partners or vendors (or their respective vendors) were to fail to perform as we expect, fail to appropriately manage risks, provide diminished or delayed services to us or our customers or face cybersecurity breaches of their information technology systems, or if we fail to adequately monitor their performance, our operations and reputation could be materially adversely affected, in particular if any such failures related to the development of key products or the transformation of our information technology infrastructure. Depending on the function involved, vendor or third-party application failure or error may lead to increased costs, business disruption, distraction to management, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, effects on financial reporting, loss of customers, damage to our reputation, or litigation, regulatory claims and/or remediation costs (including claims based on theories of breach of contract, vicarious liability, negligence or failure to comply with laws and regulations). Third-party vendors and partners (or their respective vendors) may also fail to maintain or keep adequate levels of insurance, which could result in a loss to us or expose us to litigation. The actions of our third-party vendors and unaffiliated third-party developers are beyond our control. We face the same risks with respect to subcontractors that might be engaged by our third-party vendors and partners or their subcontractors.

The use of technology that incorporates AI presents various operational, regulatory and reputational risks and may lead to changes in our industry. If we fail to implement AI technology successfully or if any of such risks materialize, it may adversely affect our business and results of operations.

We have integrated, and plan to further integrate, AI technologies in our business, including the launch of our proprietary intelligence business, Elius, and our adoption of Google Cloud technology. We expect these initiatives to improve our productivity and operating efficiency, reduce costs and create potential new revenue opportunities. However, as with many technological innovations, AI presents great promise but also risks and challenges that could adversely affect our business. There can be no assurance that our implementation of AI technology will be successful or that we will realize the desired or anticipated benefits from AI technology. These benefits are based on assumptions and expectations that are inherently uncertain. We may not implement these initiatives on the anticipated timetables, and such initiatives may not achieve sufficient adoption by our employees, agents or clients. In addition, such technologies developed or deployed through these initiatives may also not perform as expected, may become obsolete, or may not generate the anticipated efficiencies, revenues or cost and productivity improvements. Also, capital expenditures and other costs associated with the initiatives may exceed our expectations or be incurred before, or without, the realization of corresponding benefits. We may also need to attract and retain personnel with specialized skills and expertise to support our AI technology initiatives.

As we integrate, use and apply AI technologies of third parties, we are dependent in part on the manner in which those third parties develop such AI technologies. Failures or changes in these systems, including errors, unreliable performance, cybersecurity incidents, changes to terms of use or unfavorable changes to contractual or pricing terms, could adversely affect our use and ability to obtain the expected benefits of AI technologies, as well as our business. We may also become dependent on particular providers or technologies, which could limit our ability to transition to alternative providers, negotiate favorable terms or adapt to technological or regulatory changes. Moreover, we may have limited visibility into how third-party AI models are trained, the integrity of their underlying datasets, and the adequacy of embedded controls. Sensitive, proprietary, or confidential information of Douglas Elliman, our clients, employees, agents and business partners could be leaked, disclosed, or revealed as a result of or in connection with the use of AI technologies by our clients, employees or agents. Any such information input into a third-party generative AI or machine learning platform could be revealed to others, including if information is used to train the third party's generative AI or machine learning models. Additionally, where a generative AI or machine learning model ingests personal information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, which may appear correct, as well as unintentionally biased outputs, which may implicate fair housing and anti-discrimination laws. AI technologies are also known to exhibit “hallucinatory behavior” and may produce unexpected results and behave in unpredictable ways, including by generating irrelevant, nonsensical or factually incorrect content. Due to these issues, these models could lead us to make flawed decisions that could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. In addition, uncertainty in the legal and regulatory regime relating to AI technologies may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which cannot be determined at this time. Several jurisdictions have already proposed or enacted laws governing AI and may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may prevent or limit our ability to use AI technologies in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI technologies, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

If our competitors or new market entrants deploy AI technologies more quickly, more effectively or at a lower cost than us, have access to superior AI technologies or achieve higher acceptance of their AI technologies, our business may be adversely affected. Further, the development and use of AI technologies may enable consumers to search for, buy or sell homes independently, which may lead to a decline in the demand for full-service real estate professionals. To be successful and remain competitive, we must be able to adapt to changes in a timely and effective manner, and if we fail to do so, our business and results of operations may be adversely affected.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities of ours which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) have been issued or sold by us during the three months ended June 30, 2026.

Issuer Purchases of Equity Securities

Our purchases of our common stock during the three months ended June 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	—	$—		—	—
May 1 to May 31, 2026	9,119	2.08	(1)	—	—
June 1 to June 30, 2026	6,490	1.79	(1)	—	—
Total	15,609	$1.94		—	—

(1) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of various employees’ shares of restricted stock. The shares were immediately canceled.

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

In the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

ITEM 6.    EXHIBITS:

** 10.1	First Amendment to Employment Agreement, dated April 10, 2026, between Douglas Elliman Inc. and James B. Kirkland III.

10.2	First Amendment to Employment Agreement, dated April 10, 2026, between Douglas Elliman Inc. and Bradley H. Brodie.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).

_____________________________
*    Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
**     Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item (601)(b)(10).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Executive Vice President, Treasurer and Chief Financial Officer
Date:	August 10, 2026