Form 10-Q
period 2026-09-30
Douglas Elliman Inc.
filed 2026-11-09
CIK 1878897

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2026

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
☐ Yes ☒ No
    At November 4, 2026, Douglas Elliman Inc. had 90,954,134 shares of common stock outstanding.

DOUGLAS ELLIMAN INC.

FORM 10-Q

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2026	December 31, 2025
ASSETS:
Current assets:
Cash and cash equivalents	$102,678	$115,510
Short-term investments	19,966	—
Receivables	18,456	19,910
Agent receivables, net	4,276	5,704
Income taxes receivable, net	965	—
Restricted cash and cash equivalents	4,234	4,716
Other current assets	20,383	15,461
Total current assets	170,958	161,301
Property and equipment, net	26,022	30,150
Operating lease right-of-use assets	75,609	83,310
Long-term investments (includes $3,096 and $4,399 at fair value)	8,713	10,549
Contract assets, net	57,087	46,735
Goodwill	32,226	32,226
Other intangible assets, net	71,165	71,655
Equity-method investments	2,602	2,205
Other assets	5,709	6,278
Total assets	$450,091	$444,409
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current operating lease liabilities	$21,009	$20,593
Current portion of antitrust litigation settlements	5,000	—
Accounts payable	4,085	3,783
Income taxes payable, net	324	3,560
Commissions payable	26,179	21,663
Accrued salaries and benefits	10,125	13,731
Contract liabilities	20,872	15,966
Other current liabilities	17,019	19,376
Total current liabilities	104,613	98,672
Non-current operating lease liabilities	72,382	82,379
Contract liabilities	94,984	74,946
Antitrust litigation settlements	1,941	5,000
Other liabilities	13	134
Total liabilities	273,933	261,131
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.01 per share, 250,000,000 shares authorized, 90,984,634 and 88,247,942 shares issued and outstanding	910	883
Additional paid-in capital	295,473	291,716
Accumulated deficit	(120,225)	(108,649)
Total Douglas Elliman Inc. stockholders' equity	176,158	183,950
Non-controlling interest	—	(672)
Total stockholders' equity	176,158	183,278
Total liabilities and stockholders' equity	$450,091	$444,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Commissions and other brokerage income	$249,233	$250,354	$741,317	$749,513
Property management	—	9,438	—	29,395
Other ancillary services	2,858	3,046	8,556	8,699
Total revenues	252,091	262,838	749,873	787,607

Expenses:
Real estate agent commissions	200,047	192,771	591,697	583,890
Sales and marketing	19,983	19,711	57,451	59,519
Operations and support	16,743	17,575	50,754	53,078
General and administrative	1,465	32,220	40,411	85,722
Technology	5,532	5,964	16,361	17,265
Depreciation and amortization	1,974	2,183	5,962	6,302
Impairment of fixed assets	—	2,275	—	2,275
Antitrust litigation settlement expense	—	—	2,041	—
Restructuring	17	794	210	1,092
Gain on disposal of business	8	—	(400)	—
Operating income (loss)	6,322	(10,655)	(14,614)	(21,536)

Other income (expenses):
Interest expense	(2)	(1,573)	(7)	(4,648)
Interest income	953	1,366	2,562	3,986
Equity in earnings (losses) from equity-method investments	7	(23)	386	178
Change in fair value of the derivative embedded within convertible debt	—	(15,445)	—	(33,160)
Investment and other (losses) gains	(524)	1,399	(581)	1,340
Income (loss) before provision for income taxes	6,756	(24,931)	(12,254)	(53,840)
Income tax (benefit) expense	(678)	11	(678)	11

Net income (loss)	7,434	(24,942)	(11,576)	(53,851)

Net loss attributed to non-controlling interest	—	251	—	502

Net income (loss) attributed to Douglas Elliman Inc.	$7,434	$(24,691)	$(11,576)	$(53,349)

Per basic common share:

Net income (loss) applicable to common shares attributed to Douglas Elliman Inc.	$0.08	$(0.29)	$(0.14)	$(0.63)

Per diluted common share:

Net income (loss) applicable to common shares attributed to Douglas Elliman Inc.	$0.08	$(0.29)	$(0.14)	$(0.63)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of July 1, 2026	90,890,473	$909	$293,710	$(127,659)	—	$166,960
Net income	—	—	—	7,434	—	7,434
Restricted stock grants	149,254	1	(1)	—	—	—
Restricted stock grant cancelled	(30,500)	(1)	1	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(24,593)	1	(50)	—	—	(49)
Stock-based compensation	—	—	1,813	—	—	1,813
Balance as of September 30, 2026	90,984,634	$910	$295,473	$(120,225)	$—	$176,158

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non- controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of July 1, 2025	88,723,101	$887	$289,242	$(152,526)	$(14)	$137,589
Net loss	—	—	—	(24,691)	(251)	(24,942)
Restricted stock grants	250,000	3	(3)	—	—	—
Restricted stock grant cancelled	(15,000)	—	—	—	—	—
Stock-based compensation	—	—	2,162	—	—	2,162
Balance as of September 30, 2025	88,958,101	$890	$291,401	$(177,217)	$(265)	$114,809
The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2026	88,247,942	$883	$291,716	$(108,649)	$(672)	$183,278
Net loss	—	—	—	(11,576)	—	(11,576)
Restricted stock grants	2,937,894	29	(29)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(40,202)	—	(79)	—	—	(79)
Restricted stock grant cancelled	(161,000)	(2)	2	—	—	—
Stock-based compensation	—	—	4,635	—	—	4,635
Acquisition of subsidiary	—	—	(772)	—	672	(100)
Balance as of September 30, 2026	90,984,634	910	295,473	$(120,225)	$—	$176,158

	Douglas Elliman Inc. Stockholders' Equity
			Additional Paid-In		Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Interest	Total
Balance as of January 1, 2025	88,853,150	$889	$285,167	$(123,868)	$237	$162,425
Net loss	—	—	—	(53,349)	(502)	(53,851)
Restricted stock grants	559,915	6	(6)	—	—	—
Withholding of shares as payment of tax liabilities in connection with restricted stock vesting	(35,590)	(1)	(85)	—	—	(86)
Restricted stock grant cancelled	(419,374)	(4)	4	—	—	—
Stock-based compensation	—	—	6,321	—	—	6,321
Balance as of September 30, 2025	88,958,101	$890	$291,401	$(177,217)	$(265)	$114,809

The accompanying notes are an integral part of the condensed consolidated financial statements.

DOUGLAS ELLIMAN INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(11,576)	$(53,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,962	6,302
Non-cash stock-based compensation expense	4,635	6,321
Impairment of fixed assets	—	2,275
(Gain) loss on sale of assets	(4)	193
Gain on disposal of business	(400)	—
Net loss (gain) on investment securities	581	(1,257)
Equity in earnings from equity-method investments	(386)	(178)
Non-cash interest expense	—	2,013
Non-cash lease expense	14,064	14,526
Change in fair value of the derivative embedded within convertible debt	—	33,160
Provision for credit losses	2,481	3,726
Changes in assets and liabilities:
Receivables	401	(1,862)
Income taxes (receivable) payable, net	(4,201)	11
Contract assets, net	(12,349)	(4,733)
Operating lease liabilities	(15,944)	(16,728)
Accounts payable and other current liabilities	3,472	4,867
Other assets and liabilities	(1,055)	(3,647)
Accrued salaries and benefits	(3,606)	1,189
Contract liabilities	24,944	8,178
Antitrust litigation settlements	1,941	—
Net cash provided by operating activities	8,960	505
Cash flows from investing activities:
Proceeds from sale or liquidation of long-term investments	107	1,611
Proceeds from sale or liquidation of short-term investments	—	97,677
Purchase of short-term investments	(19,935)	(87,873)
Purchase of long-term investments	(92)	(108)
Payments from disposal of business	(709)	—
Capital expenditures	(1,319)	(3,041)
Purchase of subsidiaries	(100)	—
Proceeds from sale of equipment	19	—
Net cash (used in) provided by investing activities	(22,029)	8,266
Cash flows from financing activities:
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(79)	(85)
Net cash used in financing activities	(79)	(85)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,148)	8,686
Cash, cash equivalents and restricted cash, beginning of period	122,709	142,221
Cash, cash equivalents and restricted cash, end of period	$109,561	$150,907

Supplemental Disclosure of Cash Flow Information:
Interest payments	$—	$1,760
Income taxes, net	$3,334	$—

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
(d) Income (Loss) Per Share (“EPS”):
The Company has restricted stock awards which will provide dividends at the same rate as paid on the common stock with respect to the shares underlying the restricted stock awards. These outstanding restricted stock awards represent participating securities under authoritative guidance. Income attributable to participating securities represents the undistributed earnings allocated to the participating securities using the two-class method permitted by GAAP for computing diluted EPS. The participating securities holders do not participate in the Company’s net losses. There were no outstanding non-participating securities during the three and nine months ended September 30, 2026 and 2025. The Company did not pay a cash dividend during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss) attributed to Douglas Elliman Inc.	$7,434	$(24,691)	$(11,576)	$(53,349)
Income attributable to participating securities	(414)	—	—	—
Net income (loss) available to common stockholders attributed to Douglas Elliman Inc.	$7,020	$(24,691)	$(11,576)	$(53,349)
Basic EPS is computed by dividing net income (loss) available to common stockholders attributed to Douglas Elliman Inc. by the weighted-average number of shares outstanding, which will include vested restricted stock.
Basic and diluted EPS were calculated using the following shares of common stock for the periods presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted-average shares for basic and diluted EPS	85,884,421	84,574,664	85,745,143	84,477,033

Due to the redemption of all of the Company’s 7% Convertible Notes due 2029 (the “Convertible Notes”), there was no weighted-average shares calculation related to the conversion of debt for the three and nine months ended September 30, 2026. The following was outstanding during the three and nine months ended September 30, 2025, but was not included in the computation of diluted EPS because the effect was anti-dilutive:

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(e) Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Restricted cash amounts in current assets and included in other assets represent cash and cash equivalents required to be deposited into escrow for amounts required for letters of credit related to office leases, and certain deposit requirements for banking arrangements. The restrictions related to the letters of credit will remain in place for the duration of the respective lease. The restrictions related to the banking arrangements will remain in place for the duration of the arrangement. The Company’s cash and cash equivalent also consists of a U.S. Treasury Bill of $10,079, which had a maturity of less than 90 days when it was purchased.
The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$102,678	$115,510
Restricted cash and cash equivalents in current assets	4,234	4,716
Restricted cash and cash equivalents included in other assets	2,649	2,483
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$109,561	$122,709
(f) Short-term Investments:
The Company’s short-term investments consist of a U.S. Treasury Bill of $19,966 with a maturity between three months and one year. This investment in a debt security is classified as held-to-maturity and reported at amortized cost.
(g) Goodwill and Other Intangible Assets:
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
The Company performed an assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company utilized third-party valuation specialists to prepare a quantitative assessment of its goodwill and trademark intangible assets, based on the current market conditions in the residential real estate brokerage industry, which did not result in impairment charges related to its goodwill or trademark as of September 30, 2026. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value and current market conditions continue to deteriorate, impairment charges could result in future periods, and such impairment charges could be material.
(h) Investment and Other (Losses) Gains:
Investment and other (losses) gains consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net unrealized losses on PropTech convertible trading debt securities	$—	$—	$—	$(44)
Net unrealized (losses) gains on long-term investments at fair value	(24)	134	(77)	(2)
Net gains on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	—	1,225	(4)	1,303
Impairment loss on long-term investment securities	(500)	—	(500)	—
Other income	—	40	—	83
Investment and other (losses) gains	$(524)	$1,399	$(581)	$1,340

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(i) Acquisitions:
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
(j) Stock Repurchase Program:
On November 9, 2026, the Company’s board of directors authorized the repurchase of up to $10,000 of the Company’s common stock from time to time, on the open market, through privately negotiated transactions, or through other methods, at the discretion of the Company’s management and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable securities laws and legal requirements.
(k) Subsequent Events:
The Company has evaluated subsequent events through November 9, 2026, the date the financial statements were issued.
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
2.    REVENUE RECOGNITION
Disaggregation of Revenue
In the following tables, revenue is disaggregated by major services line and primary geographical market:

	Three Months Ended September 30, 2026
	Total	New York City	Northeast	Southeast	West	International
Revenues:
Commission and other brokerage income - existing home sales	$240,242	$68,695	$58,418	$72,589	$40,468	$72
Commission and other brokerage income - development marketing	8,991	4,629	—	4,123	239	—
Other ancillary services	2,858	31	5	(4)	2,826	—
Total revenues	$252,091	$73,355	$58,423	$76,708	$43,533	$72

	Three Months Ended September 30, 2025
	Total	New York City	Northeast	Southeast	West	International
Revenues:
Commission and other brokerage income - existing home sales	$226,275	$72,556	$58,099	$48,427	$47,193	$—
Commission and other brokerage income - development marketing	24,079	9,558	73	12,948	1,500	—
Property management revenue	9,438	9,287	151	—	—	—
Other ancillary services	3,046	90	8	—	2,948	—
Total revenues	$262,838	$91,491	$58,331	$61,375	$51,641	$—

	Nine Months Ended September 30, 2026
	Total	New York City	Northeast	Southeast	West	International
Revenues:
Commission and other brokerage income - existing home sales	$699,871	$184,703	$150,863	$246,947	$117,137	$221
Commission and other brokerage income - development marketing	41,446	20,362	—	19,935	1,149	—
Other ancillary services	8,556	142	34	—	8,380	—
Total revenues	$749,873	$205,207	$150,897	$266,882	$126,666	$221

	Nine Months Ended September 30, 2025
	Total	New York City	Northeast	Southeast	West	International
Revenues:
Commission and other brokerage income - existing home sales	$690,037	$209,812	$150,883	$190,698	$138,644	$—
Commission and other brokerage income - development marketing	59,476	24,563	336	30,496	4,081	—
Property management revenue	29,395	28,842	553	—	—	—
Other ancillary services	8,699	289	23	—	8,387	—
Total revenues	$787,607	$263,506	$151,795	$221,194	$151,112	$—

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	September 30, 2026	December 31, 2025

Receivables, which are included in receivables	$2,282	$3,141
Contract assets, net, which are included in other current assets	10,772	8,775
Contract assets, net, non-current	57,087	46,735
Payables, which are included in commissions payable	1,612	2,237
Contract liabilities, current	20,872	15,966
Contract liabilities, non-current	94,984	74,946

The Company recognized revenues of $3,233 and $16,442 for the three and nine months ended September 30, 2026, respectively, that were included in the contract liabilities balances at December 31, 2025. The Company recognized revenues of $9,615 and $20,460 for the three and nine months ended September 30, 2025, respectively, that were included in the contract liabilities balances at December 31, 2024.

3.    CURRENT EXPECTED CREDIT LOSSES
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Agent receivables, net on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging of receivables from agents, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends. The Company estimated that the credit losses for these receivables were $4,446 and $4,746 at September 30, 2026 and December 31, 2025, respectively.
The following table summarizes changes in the allowance for credit losses for the nine months ended September 30, 2026:

	January 1, 2026	Current Period Provision		Write-offs	Recoveries	September 30, 2026
Allowance for credit losses:

Real estate broker agent receivables	$4,746	$2,481	(1)	$2,781	$—	$4,446
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

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
4.    LEASES
The Company has operating leases for corporate and sales offices as well as equipment. The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease cost	$6,750	$7,030	$20,290	$21,657
Short-term lease cost	246	193	676	561
Variable lease cost	1,074	1,012	3,113	3,257
Less: Sublease income	(208)	(101)	(613)	(133)
Total lease cost	$7,862	$8,134	$23,466	$25,342
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$22,264	$23,856

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,427	$1,546
Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2026	2025
Weighted average remaining lease term in years:
Operating leases	4.64	5.18

Weighted average discount rate:
Operating leases	8.63%	8.66%
As of September 30, 2026, maturities of lease liabilities were as follows:

Operating Leases
Period Ending December 31:
Remainder of 2026	$7,338
2027	27,403
2028	24,718
2029	19,962
2030	14,741
2031	10,341
Thereafter	9,343
Total lease payments	113,846
Less imputed interest	(20,455)
Total	$93,391
As of September 30, 2026, the Company had no executed real estate leases that have not yet commenced.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
5.    LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	September 30, 2026	December 31, 2025
PropTech convertible trading debt securities	$1,229	$1,229
Long-term investment securities at fair value (1)	3,096	3,170
PropTech investments at cost	5,617	6,150
PropTech investments under equity-method	950	825
Total investments	10,892	11,374
Less PropTech current convertible trading debt securities (2)	1,229	—
Less PropTech investments accounted for under the equity-method (3)	950	825
Total long-term investments	$8,713	$10,549
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These amounts are included in “Other current assets” on the condensed consolidated balance sheets.
(3) These amounts are included in “Equity-method investments” on the condensed consolidated balance sheets.
Net realized and unrealized (losses) gains on long-term investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net unrealized losses on PropTech convertible trading debt securities	$—	$—	$—	$(44)
Net unrealized (losses) gains on long-term investments at fair value	(24)	134	(77)	(2)
Net gains (losses) on long-term investment securities without a readily determinable fair value that does not qualify for the NAV practical expedient	—	1,225	(4)	1,303
Impairment loss on long-term investment securities	(500)	—	(500)	—
Net realized and unrealized (losses) gains on long-term investment securities	$(524)	$1,359	$(581)	$1,257
(a) PropTech Convertible Trading Debt Securities:
These securities are classified as trading debt securities and are accounted for at fair value. The remaining convertible note matures in February 2027.
(b) Long-Term Investment Securities at Fair Value:
The following is a summary of net unrealized (losses) gains on long-term investment securities at fair value during the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net unrealized (losses) gains on long-term investments at fair value	$(24)	$134	$(77)	$(2)
The Company has unfunded commitments of $370 related to long-term investment securities at fair value as of September 30, 2026.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies as of September 30, 2026. The total carrying values of equity securities without readily determinable fair values that do not qualify for the NAV practical expedient were $5,617 as of September 30, 2026 and $6,150 as of December 31, 2025. During the three and nine months ended September 30, 2026 the Company had recorded an impairment of $500. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and nine months ended September 30, 2025.

6. EQUITY-METHOD INVESTMENTS
Equity-method investments consisted of the following:

	September 30, 2026	December 31, 2025
Ancillary services ventures	$2,602	$2,205

At September 30, 2026, the Company’s ownership percentages in these investments ranged from 5.4% to 50.0%. Due to the Company’s ability to exercise significant influence, but not control, related to these investments, the Company accounts for these investments under the equity-method of accounting.

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

Maximum Exposure to Loss:
The Company’s maximum exposure to earnings or losses from its equity-method investments consists of the net carrying value of the investments adjusted for any future capital commitments and/or guarantee arrangements and was $2,602 as of September 30, 2026.

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
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Embedded Derivative on the Convertible Debt:
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s convertible debt that was fully settled in October 2025 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Convertible Notes	$—	$578	$—	$1,660
Interest expense associated with embedded derivative	$—	$578	$—	$1,660
A summary of non-cash changes in fair value of the derivative embedded within convertible debt that was fully settled in October 2025 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Convertible Notes	$—	$15,445	$—	$33,160
Loss on changes in fair value of the derivative embedded within convertible debt	$—	$15,445	$—	$33,160
Letters of Credit:
As of September 30, 2026 and December 31, 2025, the Company had outstanding $2,649 and $2,645 of letters of credit, respectively, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.
8.    COMMITMENTS AND CONTINGENCIES
Lease Commitments:
The Company leases office space under non-cancellable operating lease agreements. See Note 4. “Leases” to the Company’s condensed consolidated financial statements for further discussion.
Technology Adoption and Implementation:
In June 2026, the Company executed an agreement to purchase technology licenses, products related to its workspace platform and certain cloud computing services. The amounts due under the agreement as of September 30, 2026 are as follows:

2026	$1,926
2027	8,975
2028	12,835
2029	6,842
Total	$30,578
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

After preliminary approval, the Company obtained stays of the remaining actions against it, other than the Lutz case described below. The final approval hearing for the settlement took place on October 31, 2024, and on November 4, 2024, the Gibson Settlement Agreement received final court approval and became effective as of that date. On September 1, 2026, the U.S. Court of Appeals for the Eighth Circuit affirmed the final approval of the Gibson Settlement Agreement, rejecting all objections raised on appeal, finding the settlements to be fair, reasonable, and adequate. On October 7, 2026, the Eighth Circuit denied a request for en banc reconsideration of its decision by the full court.

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
While most of the industry-wide antitrust class action lawsuits launched by plaintiffs on behalf of a putative class of home sellers have been settled, including the Company's settlement, which was affirmed on appeal, certain suits launched by plaintiffs on behalf of a putative class of home buyers are still pending. In November 2023, individual plaintiffs filed an action on behalf of a putative national class of home buyers from 1996 to the present in the Northern District of Illinois against certain real estate brokerage firms (the “Batton II case”), including the Company, alleging anticompetitive behavior similar to the now resolved Gibson case. In June 2024, plaintiffs voluntarily dismissed this action against the Company without prejudice. However, on June 11, 2024, plaintiffs’ counsel from the Batton II case added the Company as a defendant in the Lutz case pending in the U.S. District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM). This case was brought by individual plaintiffs who filed an action on behalf of a putative national class of home buyers from December 1996 through the present against certain real estate brokerage firms, alleging anticompetitive behavior in violation of federal antitrust laws, state antitrust and consumer protection laws, as well as asserting an unjust enrichment claim. The allegations and claims in the Lutz case are similar to the Batton II case. As this case was brought by a putative national class of home buyers, it is not subsumed within the Gibson Settlement Agreement resolving the antitrust actions brought by home sellers against the Company, except to the extent that the class includes home buyers who also are part of the home sellers settling class referenced above that released their claims as home buyers. On July 15, 2025, all of the Lutz plaintiffs’ claims against the Company were dismissed. The federal antitrust claim was dismissed with prejudice, and the state antitrust, consumer protection, and unjust enrichment claims were dismissed without prejudice with 21 days to replead. The Lutz plaintiffs filed their Third Amended Complaint on August 5, 2025, which the Company moved to dismiss. On April 17, 2026, the Court granted the Company’s motion to dismiss the claim that was made under California’s Unfair Competition Law, while the Court deferred ruling on the motion to dismiss as to antitrust standing and directed the parties to file supplemental briefing, and otherwise denied the Company’s motion to dismiss in all other respects. On June 23, 2026, the Lutz court ordered that the case be stayed in its entirety until the Tuccori court issues a final decision whether to approve the Tuccori Settlement Agreement (as defined below).

In October 2025, the U.S. District Court for the Northern District of Illinois preliminarily approved a nationwide settlement entered by several real estate brokerage companies in Tuccori v. At World Properties, LLC, et al. (N.D. Ill.) (the “Tuccori case”), a case that consolidated certain purported class action lawsuits filed by home buyers. The settlement included an opt-in procedure pursuant to which other companies subject to similar home buyer antitrust claims could opt into the Tuccori settlement, subject to court approval. In April 2026, the Company opted into a settlement agreement (the “Tuccori Settlement Agreement”) with the purported class of home buyers in the Tuccori case, which is structured to resolve the claims asserted against the Company in, or arising from the same factual predicates as, the Lutz case. Although the Company was not a defendant in the Tuccori action, the opt‑in settlement releases the Company, its subsidiaries, and affiliated agents from the claims against it in the Lutz case. The settlement is not an admission of liability, nor does the Company concede or validate any of the claims asserted against it. Under the Tuccori Settlement Agreement, the Company paid $100 into an escrow fund on June 23, 2026 and agreed to make three additional $647 payments within one, two and three years of the effective date of the settlement, respectively. The Company also agreed to abide by the same business practice changes, and emphasize the same existing practices, previously agreed to by the Company in the Gibson Settlement Agreement, as described herein. The amount payable by the Company under the Tuccori Settlement Agreement was fully reserved at September 30, 2026.

The Tuccori Settlement Agreement is subject to court approval. On May 26, 2026, the Tuccori court granted preliminary approval of the settlement. On October 7, 2026, the Company filed a response to objections to the settlement in support of final approval. On November 2, 2026, the Court held a final approval hearing, and its decision remains pending. Upon such approval, the Company expects the settlement to fully resolve the claims asserted against it in Lutz. Until such time, the Lutz action remains pending against the Company.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
Two real estate salespersons formerly associated with the Company as independent contractors, have, together or separately, been named as defendants in multiple complaints by women accusing them of sexual assault and related wrongdoing, and in March 2026 they were convicted of criminal charges related to similar alleged conduct. On February 28, 2025, the former real estate salespersons and several other defendants, including the Company and its former Chief Executive Officer, were named as defendants in one of these lawsuits, the Koste litigation in the Supreme Court of the State of New York. Plaintiffs have brought claims against the Company under the New York Gender-Motivated Violence Act and sex trafficking, negligence, and negligent hiring, retention, and supervision claims. The Company denies liability and is defending vigorously against these claims. The Company has filed motions to dismiss the claims against it, which were heard by the Court on October 29, 2026, and its decision remains pending. On January 22, 2026, the former real estate salespersons and several other defendants, including the Company and its former Chief Executive Officer, were named as defendants in the Rodriguez litigation in the U.S. District Court for the Southern District of Florida, in which Plaintiff brought claims against the Company under federal sex trafficking and Florida human trafficking laws. On April 29, 2026, the plaintiff filed a stipulation voluntarily dismissing the Florida human trafficking claims. The federal trafficking claims remain. The Company denies liability and is defending vigorously against that claim. The Company has filed a motion to dismiss, which was heard by the Court on August 31, 2026, and its decision remains pending. The Company is unable to reasonably estimate the financial impact of the Koste and Rodriguez litigation matters.

On November 14, 2025, a Verified Stockholder Derivative Complaint, Barbara Strougo derivatively on behalf of Douglas Elliman, Inc. vs. Howard M. Lorber, et al. (the “Strougo Litigation”), was filed in the Court of Chancery of the State of Delaware (the “Chancery Court”) on behalf of the Company, as nominal defendant, against certain of the Company’s current and former directors and officers (the “Individual Defendants”). The complaint alleged breach-of-fiduciary duty claims against the Individual Defendants. The parties to the Strougo Litigation reached an agreement to settle the Strougo Litigation on the terms and conditions set forth in a Stipulation and Agreement of Compromise, Settlement, and Release that was filed with the Chancery Court on February 19, 2026 (the “Strougo Settlement Agreement”). The Strougo Settlement Agreement provides for the final dismissal of the Strougo Litigation in exchange for (i) a settlement payment to the Company of $17,500, subject to reductions for attorneys’ fees and expenses, and (ii) the implementation by the Company of certain corporate governance enhancements and reforms. Certain of the Company’s insurers agreed to fund the settlement. The Chancery Court held a settlement fairness hearing related to the Strougo Settlement Agreement on June 29, 2026 and, on July 7, 2026, entered a Final Order and Judgment approving the Strougo Settlement Agreement and awarding plaintiff’s counsel attorneys’ fees and expenses in the amount of $1,870, deducted from the $17,500 settlement payment to the Company. The Company recorded the net proceeds of the litigation settlement of $15,630 as a reduction to the “General and administrative expenses” for the three and nine months ended September 30, 2026.

Litigation is subject to uncertainties, and it is possible that there could be adverse developments in pending cases or that more cases, including antitrust lawsuits, could be commenced. With the commencement of any new case, the defense costs and the risks relating to the unpredictability of litigation increase. Legal defense costs are expensed as incurred. Management reviews on a quarterly basis with counsel all pending litigation and evaluates the probability of a loss being incurred and whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending litigation could encourage the commencement of additional litigation. For the three months ended September 30, 2026, the Company incurred net legal expenses (benefits) of $(13,733), (which consisted of legal expenses of $2,043, net settlement expenses (benefits), including recoveries, of $(146) and the net benefit from proceeds from a litigation settlement of $(15,630) which was recorded as a reduction within “General and administrative expenses” on the condensed consolidated statement of operations). For the nine months ended September 30, 2026, the Company incurred net legal expenses (benefits) of $(7,378), (which consisted of legal expenses of $9,647, net settlement expenses (benefits), including recoveries, of $(1,395) and the net benefit from proceeds from a litigation settlement of $(15,630) which was recorded as a reduction within “General and administrative expenses” on the condensed consolidated statement of operations). The Company recorded $2,041 in “Antitrust litigation settlement expense” on the condensed consolidated statement of operations.” For the three and nine months ended September 30, 2025, the Company incurred legal expenses and settlement costs totaling $9,638 and $17,447 (of which $5,014 and $3,740 are settlement expenses included within “General and administrative expenses” on the condensed consolidated statement of operations), respectively. The Company’s condensed consolidated financial position, results of operations or cash flows could be materially adversely affected from an unfavorable outcome in, or settlement of, any of these matters.
Accounting Policy. The Company and its subsidiaries record provisions in their condensed consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
9.    INCOME TAXES

There was income tax benefit of $678 for each the of three and nine months ended September 30, 2026, respectively. There was income tax expense of $11 for each the three and nine months ended September 30, 2025, respectively. Effective March 31, 2024, the Company established a valuation allowance for the full amount of deferred tax assets.

Calculation of provision for income taxes in interim periods. The Company calculates its provision for income taxes for interim reporting periods by estimating its annual effective income tax rate based on full year projections, which do not include the impact of discrete items. It then applies the annual effective income tax rate against year-to-date pretax income to record income tax (benefit) expense and then adjusts its provision for income tax expense for any discrete items. The income tax benefit for the three and nine months ended September 30, 2026 related to discrete items associated with the true-up of income tax expense associated with the filing of our income tax returns in September 2026. We did not record a provision for income taxes during the three and nine months ended September 30, 2025 because we had established a valuation allowance for the full amount of our deferred tax assets. There were no discrete items for the three and nine months ended September 30, 2025, respectively.
Income Taxes Paid
The table below presents amounts of income taxes paid (refunds received), net, by jurisdiction:

	Three Months Ended	Nine Months Ended
	September 30, 2026
U.S. Federal	$—	$2,000
U.S. State and local	(12)	1,334
Total U.S.	(12)	3,334
Foreign	—	—
Total cash income taxes paid, net of refunds	$(12)	$3,334

10.    FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of September 30, 2026
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$77,960	$77,960	$—	$—
PropTech convertible trading debt securities	1,229	—	—	1,229
Long-term investments
Long-term investment securities at fair value (2)	3,096	—	—	—
Total long-term investments	3,096	—	—	—
Total assets	$82,285	$77,960	$—	$1,229
`
_____________________________
(1)Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $4,234 that is included in current restricted cash and cash equivalents and $2,649 that is included in non-current restricted assets within Other assets.
(2)In accordance with ASC Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

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
There were no changes in the fair value of the Level 3 assets for the three and nine months ended September 30, 2026.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The unobservable inputs related to the valuation of the Level 3 assets were as follows as of September 30, 2026:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2026	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$1,229	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2027
			Volatility	54.10%
			Discount rate	31.97%
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
There were no Level 3 liabilities as of September 30, 2026 and December 31, 2025 at fair value to be measured due to repayment of the Convertible Notes. In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. The Company had no nonrecurring nonfinancial assets or liabilities subject to fair value measurements as of September 30, 2026 and December 31, 2025.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
11.    SEGMENT INFORMATION

The Company is managed as a single operating and reporting segment and its Chief Operating Decision Maker evaluates the operating results and revenues of the Company to make decisions. Consequently, the measure of segment profit or loss is the condensed consolidated net income (loss). The measure of segment assets is reported on the Company’s condensed consolidated balance sheets.
Financial information for the Company’s revenues and expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Total Revenues	$252,091	$262,838	$749,873	$787,607

Operating expenses:
Real estate agent commissions	200,047	192,771	591,697	583,890
Sales and marketing	19,983	19,711	57,451	59,519
Operations and support	16,743	17,575	50,754	53,078
General and administrative	1,465	32,220	40,411	85,722
Technology	5,532	5,964	16,361	17,265
Depreciation and amortization	1,974	2,183	5,962	6,302
Impairment of fixed assets	—	2,275	—	2,275
Antitrust litigation settlement expense	—	—	2,041	—
Restructuring	17	794	210	1,092
Gain on disposal of business	8	—	(400)	—
Operating income (loss)	6,322	(10,655)	(14,614)	(21,536)
Other income (expenses):
Interest expense	(2)	(1,573)	(7)	(4,648)
Interest income	953	1,366	2,562	3,986
Equity in earnings (losses) from equity-method investments	7	(23)	386	178
Change in fair value of the derivative embedded within convertible debt	—	(15,445)	—	(33,160)
Investment and other (losses) gains	(524)	1,399	(581)	1,340
Income (loss) before provision for income tax	6,756	(24,931)	(12,254)	(53,840)
Income tax (benefit) expense	(678)	11	(678)	11
Net income (loss)	7,434	(24,942)	(11,576)	(53,851)
Net loss attributed to non-controlling interest	—	251	—	502
Net income (loss) attributed to Douglas Elliman Inc.	$7,434	$(24,691)	$(11,576)	$(53,349)
For the three months ended September 30, 2026, $1,741 of stock-based compensation is included within General and administrative expenses and $72 is included within Operations and support expenses on the condensed consolidated statements of operations. For the three months ended September 30, 2025, $1,891 of stock-based compensation is included within General and administrative expenses and $271 is included within Operations and support expenses on the condensed consolidated statements of operations.
For the nine months ended September 30, 2026, $4,423 of stock-based compensation is included within General and administrative expenses and $212 is included within Operations and support expenses on the condensed consolidated statements of operations. For the nine months ended September 30, 2025, $5,517 of stock-based compensation is included within General and administrative expenses and $804 is included within Operations and support expenses on the condensed consolidated statements of operations.

DOUGLAS ELLIMAN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Dollars in Thousands, Except Per Share Amounts)
Unaudited
The Company’s identifiable assets and capital expenditures for September 30, 2026 and December 31, 2025 were as follows:

Nine Months Ended September 30, 2026
Identifiable assets	$450,091
Capital expenditures	$1,319

Year Ended December 31, 2025
Identifiable assets	$444,409
Capital expenditures	$3,353
12. ESCROW FUNDS IN HOLDING
As a service to its customers, Portfolio Escrow Inc., a subsidiary of the Company, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit of $34,069 and $36,283 as of September 30, 2026 and December 31, 2025, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of the Company remains contingently liable for the disposition of these assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts or Stated Otherwise)

The following discussion should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Audited Consolidated Financial Statements as of and for the year ended December 31, 2025 and Notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), and our Condensed Consolidated Financial Statements and related Notes as of and for the three and nine months ended September 30, 2026. Any forward-looking statements are not historical facts, but rather they are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Any forward-looking statements are subject to several important factors, including those factors discussed under “Risk Factors” in our 2025 Annual Report and this Quarterly Report and “Special Note Regarding Forward-Looking Statements,” that could cause our actual results to differ materially from those indicated in such forward-looking statements. References to “Douglas Elliman” or “Company” refer to Douglas Elliman Inc. Certain references to “Douglas Elliman Realty” refer to the Company’s residential real estate brokerage business, including the operations of Douglas Elliman Realty, LLC and Douglas Elliman of California Inc., unless otherwise specified.

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

Key Business Metrics and Non-GAAP Financial Measures
In addition to our financial results, prepared in accordance with U.S. GAAP, we use the following business metrics to evaluate our business and identify trends affecting our business. To evaluate our operating performance, we also use Adjusted EBITDA attributed to Douglas Elliman Inc. and financial measures for the last twelve months ended September 30, 2026 (“Non-GAAP Financial Measures”), which are financial measures not prepared in accordance with U.S. GAAP.

	Last twelve months ended	Nine months ended September 30,		Year ended December 31, 2025
	September 30, 2026	2026	2025
Total transactions (1)	20,912	15,673	16,099	21,338
Gross Transaction Value (in billions) (2)	$39.1	$29.4	$30.1	$39.8
Average transaction value per transaction (in thousands) (3)	$1,867.7	$1,876.7	$1,870.9	$1,863.4
Number of Principal Agents (4)	4,127	4,127	4,655	4,492
Annual Retention (5)	84%	N/A	N/A	84%
Certain GAAP Financial Information
Net income (loss) attributed to Douglas Elliman Inc.	$56,992	$(11,576)	$(53,349)	$15,219
Non-GAAP Financial Measures
Adjusted EBITDA attributed to Douglas Elliman Inc.	$(27,306)	$(16,734)	$(3,418)	$(13,990)
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

Non-GAAP Financial Measures
Adjusted EBITDA attributed to Douglas Elliman Inc. is a non-GAAP financial measure that represents net income (loss) attributed to Douglas Elliman Inc. adjusted for income tax (benefit) expense, depreciation and amortization expense, stock-based compensation expense, gain on disposal of the Douglas Elliman Property Management (“DEPM”) business (including the operations of DEPM and related corporate overhead prior to its disposal), impairment of fixed assets, litigation, settlement and related (benefit) expenses, net, executive severance and separation (benefit) expenses, net, restructuring and other items (interest expense, interest income, equity in earnings (losses) from equity-method investments, change in fair value of the derivative embedded within convertible debt, loss on extinguishment of liability and investment and other (losses) gains). Last twelve months financial measures are non-GAAP financial measures that are calculated by reference to the trailing four-quarter performance for the relevant metric.
We believe that the Non-GAAP Financial Measures are important measures that supplement analysis of our results of operations and enhance an understanding of our operating performance. We believe Non-GAAP Financial Measures provide a useful measure of operating results unaffected by non-recurring items, differences in capital structures and ages of related assets among otherwise comparable companies. Management uses the Non-GAAP Financial Measures as measures to review and assess the operating performance of our business, and management and investors should review both the overall performance (GAAP net income (loss)) and the operating performance (the Non-GAAP Financial Measures) of our business. While management considers the Non-GAAP Financial Measures to be important, they should be considered in addition to, but not as substitutes for or superior to, other measures of financial performance prepared in accordance with U.S. GAAP, such as operating income (loss), and net income (loss). In addition, the Non-GAAP Financial Measures are susceptible to varying calculations and our measurement of the Non-GAAP Financial Measures may not be comparable to those of other companies.

Reconciliations of these non-GAAP measures have been provided in the table below (in thousands).

Computation of Adjusted EBITDA attributed to Douglas Elliman Inc.

	Last twelve months ended	Nine months ended September 30,		Year ended December 31, 2025
	September 30, 2026	2026	2025
Net income (loss) attributed to Douglas Elliman Inc.	$56,992	$(11,576)	$(53,349)	$15,219
Interest expense	428	7	4,648	5,069
Interest income	(3,476)	(2,562)	(3,986)	(4,900)
Income tax expense (benefit)	2,871	(678)	11	3,560
Net loss attributed to non-controlling interest	(407)	—	(502)	(909)
Depreciation and amortization	8,037	5,962	6,302	8,377
EBITDA	64,445	(8,847)	(46,876)	26,416
Results from operations of disposed business (a)	(254)	—	(6,367)	(6,621)
Gain on disposal of business	(82,055)	(400)	—	(81,655)
Stock-based compensation (b)	6,891	4,635	6,321	8,577
Equity in earnings from equity-method investments (c)	(395)	(386)	(178)	(187)
Change in fair value of the derivative embedded within convertible debt	(4,678)	—	33,160	28,482
Loss on extinguishment of liability	466	—	—	466
Litigation, settlement and related (benefit) expenses, net (d)	(13,603)	(12,527)	8,713	7,637
Executive severance and separation expense (benefit), net (e)	194	—	(493)	(299)
Impairment of fixed assets	—	—	2,275	2,275
Restructuring	754	210	1,092	1,636
Investment and other losses (gains)	603	581	(1,340)	(1,318)
Adjusted EBITDA	(27,632)	(16,734)	(3,693)	(14,591)
Adjusted EBITDA attributed to non-controlling interest	326	—	275	601
Adjusted EBITDA attributed to Douglas Elliman Inc.	$(27,306)	$(16,734)	$(3,418)	$(13,990)

_____________________________
(a)Includes results from operations of Residential Management Group, LLC, which conducts business as DEPM, which was disposed on October 24, 2025. This adjustment also includes the corporate allocation to Douglas Elliman Realty, LLC (“DER”) from DEPM. The expenses associated with the corporate allocation to DEPM have continued at DER after the disposal. For all periods presented, our presentation and calculation of Adjusted EBITDA attributed to Douglas Elliman Inc. reflects the disposal of DEPM; $2,949 was previously reported as Adjusted EBITDA attributed to Douglas Elliman Inc. for the nine months ended September 30, 2025.
(b)Represents amortization of stock-based compensation. For the last twelve months ended September 30, 2026, $6,444 of stock-based compensation is included within General and administrative expenses and $447 is included within Operations and support expenses on the condensed consolidated statements of operations. For the nine months ended September 30, 2026, $4,423 of stock-based compensation is included within General and administrative expenses and $212 is included within Operations and support expenses on the condensed consolidated statements of operations. For the nine months ended September 30, 2025, $5,517 of stock-based compensation is included within General and administrative expenses and $804 is included within Operations and support expenses on the condensed consolidated statements of operations. For the year ended December 31, 2025, $7,538 of stock-based compensation is included within General and administrative expenses and $1,039 is included within Operations and support expenses on the consolidated statements of operations.
(c)Represents equity in earnings recognized from equity-method investments that are accounted for under the equity method and are not consolidated in our financial results.
(d)Represents unusual litigation, settlement and related (benefit) expenses, net, incurred in connection with industry-wide antitrust class action lawsuits; stockholder derivative litigation; and other matters related to employees and agents and not classified elsewhere in our condensed consolidated statements of operations. For the last twelve months ended September 30, 2026, we incurred a benefit, net of expenses, of $(13,603) of which a benefit of $(15,644) was included within General and administrative expenses and $2,041 was included as Antitrust litigation settlement expense on the condensed consolidated statements of operations. For the nine months ended September 30, 2026, we incurred a benefit, net of expenses, of $(12,527), net of amounts recovered from insurance, of which a benefit of $(14,568) was included within General and administrative expenses and $2,041 was included as Antitrust litigation settlement expense on the condensed consolidated statements of operations. For the nine months ended September 30, 2025, we incurred such expenses of $8,713, net of amounts recovered from insurance, which were included within General and administrative expenses on the condensed consolidated statements of operations. For the year ended December 31, 2025, we incurred such expenses of $7,637, which were included within General and administrative expenses on the consolidated statements of operations.
(e)     For the last twelve months ended September 30, 2026, expense of $194 is included within General and administrative expenses on the condensed consolidated statement of operations. For the nine months ended September 30, 2025, benefit of $493, net of amounts recovered from insurance, is included within General and administrative expenses on the condensed consolidated statements of operations. For the year ended December 31, 2025, the benefit of $299 includes insurance proceeds received and is included within General and administrative expenses on the consolidated statement of operations.

Recent Developments

Derivative litigation settlement. On November 14, 2025, a stockholder derivative complaint was filed in the Court of Chancery of the State of Delaware on behalf of us, as nominal defendant, against certain of our current and former directors and officers. We reached a settlement agreement with the parties to the litigation on February 19, 2026 in exchange for (i) a settlement payment of $17,500 to us, subject to reductions for attorneys’ fees and expenses, and (ii) implementation of certain corporate governance enhancements and reforms. Certain of our insurers agreed to fund the settlement. In July 2026, the Chancery Court awarded plaintiff’s counsel attorneys’ fees and expenses in the amount of $1,870, to be deducted from the $17,500 settlement payment to us. We recorded the net settlement payment of $15,630 as a reduction of “General and administrative expenses” for the three and nine months ended September 30, 2026. For more information, see Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements.

Stock repurchase program. On November 9, 2026, our board of directors authorized the repurchase of up to $10,000 of our common stock from time to time, on the open market, through privately negotiated transactions, or through other methods, at the discretion of our management and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable securities laws and legal requirements.
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

The presentation of our business’s financial information for the three and nine months ended September 30, 2026 and 2025 is reported as one segment. For more information, see Note 11, “Segment Information” to our condensed consolidated financial statements.

Three months ended September 30, 2026 Compared to the Three months ended September 30, 2025
The following table sets forth our revenues and operating income (loss) for the three months ended September 30, 2026 compared to the three months ended September 30, 2025:

					% of Total Revenue
	Three Months Ended September 30,		2025 to 2026		Three Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025
	(Dollars in thousands)
Revenues	$252,091	$262,838	$(10,747)	(4)%	100%	100%

Operating expenses:
Real estate agent commissions	$200,047	$192,771	$7,276	4%	79%	73%
Sales and marketing	19,983	19,711	272	1%	8%	7%
Operations and support	16,743	17,575	(832)	(5)%	7%	7%
General and administrative	1,465	32,220	(30,755)	(95)%	1%	12%
Technology	5,532	5,964	(432)	(7)%	2%	2%
Depreciation and amortization	1,974	2,183	(209)	(10)%	1%	1%
Impairment of fixed assets	—	2,275	(2,275)	(100)%	—%	1%
Restructuring	17	794	(777)	(98)%	—%	—%
Gain on disposal of business	8	—	8	—%	—%	—%
Operating income (loss)	6,322	(10,655)	16,977	(159)%	3%	(4)%
Other income (expenses), net	434	(14,276)	14,710	(103)%	—%	(5)%
Income (loss) before provision for income taxes	6,756	(24,931)	31,687	(127)%	3%	(9)%
Income tax (benefit) expense	(678)	11	(689)	(6264)%	—%	—%
Net income (loss)	7,434	(24,942)	32,376	(130)%	3%	(9)%
Net loss attributed to non-controlling interest	—	251	(251)	(100)%	—%	—%
Net income (loss) attributed to Douglas Elliman Inc.	$7,434	$(24,691)	$32,125	(130)%	3%	(9)%

Revenues. Our revenues for the three months ended September 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended September 30,		2025 to 2026
	2026	2025	$ Change	% Change
Revenues	$252,091	$262,838	$(10,747)	(4.1)%
Revenues from property management business	—	9,438	(9,438)
Revenues excluding revenues from property management business	$252,091	$253,400	$(1,309)	(0.5)%
The decline in revenues for the 2026 period compared to the 2025 period, excluding revenues from the property management business, was primarily due to a decline in revenues from Development Marketing of $15,088. Additionally, revenues from sales of existing homes in the West region declined by $6,725, which were primarily associated with California and Colorado, and revenues from sales of existing homes in New York City declined by $3,861. These decreases were partially offset by increases in revenues from existing home sales in Florida of $24,162 for the 2026 period compared to the 2025 period.

Operating expenses. Our operating expenses for the three months ended September 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended September 30,		2025 to 2026
	2026	2025	$ Change	% Change
Operating expenses	$245,769	$273,493	$(27,724)	(10.1)%
Gain on disposal of property management business	8	—	8
Operating expenses from property management business	—	7,930	(7,930)
Operating expenses excluding property management business	$245,761	$265,563	$(19,802)	(7.5)%

The decline in operating expenses was primarily due to the absence of expenses of our property management business, the gain of $15,630 from the Strougo litigation settlement, which was recorded as a reduction to general and administrative expenses, and a decline in professional fee expenses as well as settlement and related expenses of $8,402 in the 2026 period, offset by an increase of $7,276 in real estate agent commissions expense.

Real Estate Agent Commissions. Our real estate agent commissions expense was $200,047 for the three months ended September 30, 2026 compared to $192,771 for the three months ended September 30, 2025, representing an increase of $7,276. Real estate agent commissions expense, as a percentage of revenues, increased to 79.4% for the three months ended September 30, 2026 compared to 73.3% (76.1% excluding property management revenues) for the three months ended September 30, 2025. The increase in real estate agent commissions expense as a percentage of revenues in the 2026 period was primarily driven by a higher percentage of our revenues from existing home sales generated from markets (primarily Florida) which customarily pay higher commission rates and a decline in revenues from our Development Marketing business, which customarily pays lower commission rates. For the three months ended September 30, 2026, revenues from existing home sales in Florida increased to 28.8% of our revenues compared to 19.1% (adjusting for property management) for the three months ended September 30, 2025. Further, revenues from Development Marketing declined to 3.6% of our revenues compared to 9.5% (adjusting for property management), respectively.
Gross profit. We define gross profit as the remaining portion after real estate agent commissions are subtracted from our revenues. Our gross profit for the three months ended September 30, 2026 and 2025, respectively, was as follows:

	Three Months Ended September 30,		2025 to 2026
	2026	2025	$ Change	% Change
Revenues	$252,091	$262,838	$(10,747)
Real estate agent commission expense	200,047	192,771	7,276
Gross profit	52,044	70,067	(18,023)	(25.7)%
Gross profit from property management business	—	9,438	(9,438)
Gross profit excluding property management business	$52,044	$60,629	$(8,585)	(14.2)%

Gross profit as a percentage of revenues	20.6%	26.7%		(6.1)%
Gross profit, excluding property management business, as a percentage of revenues	20.6%	23.9%		(3.3)%
Our gross profit, as a percentage of revenues, for the three months ended September 30, 2026 declined due to the absence of property management revenues as well as the sales mix trends discussed above in Real Estate Agent Commissions.

Operating expenses, excluding real estate agent commissions expense. Our operating expenses, excluding real estate agent commissions expense, for the three months ended September 30, 2026 and 2025, respectively, were as follows:

	Three Months Ended September 30,		2025 to 2026
	2026	2025	$ Change	% Change
Operating expenses	$245,769	$273,493	$(27,724)	(10.1)%
Real estate agent commission expense	200,047	192,771	7,276	3.8%
Operating expenses, excluding real estate agent commissions expense	45,722	80,722	(35,000)	(43.4)%
Gain on disposal of property management business	8	—	8
Operating expenses from property management business	—	7,930	(7,930)
Operating expenses, excluding agent commission expense and property management business	$45,714	$72,792	$(27,078)	(37.2)%
Sales and Marketing. Sales and marketing expenses were $19,983 for the three months ended September 30, 2026 compared to $19,711, which included $270 associated with our property management business, for the three months ended September 30, 2025.
Operations and support. Operations and support expenses were $16,743 for the three months ended September 30, 2026 compared to $17,575, which included $859 associated with our property management business, for the three months ended September 30, 2025.
General and administrative. General and administrative expenses were $1,465 for the three months ended September 30, 2026 compared to $32,220 for the three months ended September 30, 2025, representing a decline of $30,755, which was primarily the result of (i) a gain of $15,630 from the Strougo litigation settlement, which was recorded as a reduction to general and administrative expenses for the three months ended September 30, 2026, (ii) a decline in professional fee expenses as well as settlement and related expenses of $8,402 in the 2026 period, (iii) the absence of $6,162 in 2026 of expenses associated with our property management business in 2025 and (iv) lower personnel expenses of $1,565 in the 2026 period. These amounts were offset by increased insurance expenses of $817 in the 2026 period.
Technology. Technology expenses were $5,532 for the three months ended September 30, 2026 compared to $5,964, which included $568 associated with our property management business, for the three months ended September 30, 2025.
Operating income (loss). Our operating income (loss) for the three months ended September 30, 2026 and 2025, respectively, was as follows:

	Three Months Ended September 30,		2025 to 2026
	2026	2025	$ Change	% Change
Operating income (loss)	$6,322	$(10,655)	$16,977
Gain on disposal of property management business	8	—	8
Operating income from property management business	—	1,508	(1,508)
Operating income (loss) excluding property management business	$6,330	$(12,163)	$18,493	(152.0)%
The positive change in operating income was primarily due to the declines in “general and administrative” expenses discussed above, partially offset by lower gross profit in the 2026 period and the absence of operating income from our property management business in the 2026 period.

Other income (expenses). Other income was $434 for the three months ended September 30, 2026 compared to other expense of $14,276 for the three months ended September 30, 2025. For the three months ended September 30, 2026, other income consisted primarily of interest income of $953 and investments loss of $524, primarily due to an impairment of a PropTech investment of $500. For the three months ended September 30, 2025, other expense primarily consisted of a $15,445 loss from the change in fair value of the derivative embedded within convertible debt and interest expense of $1,573, partially offset by interest income of $1,366 and the $1,225 gain from the monetization of our remaining interest of a PropTech investment in July 2025.
Income (loss) before provision for income taxes. Income before income taxes was $6,756 for the three months ended September 30, 2026. Loss before income taxes was $24,931 for the three months ended September 30, 2025.

Income tax (benefit) expense. There was income tax benefit of $678 for the three months ended September 30, 2026. Income tax expense was $11 for the three months ended September 30, 2025. We calculate our provision for income taxes for interim reporting periods based upon our estimate of the annual effective income tax rate based on full year projections, which does not include the impact of discrete items. We then apply the annual effective income tax rate against year-to-date pretax income to record income tax (benefit) expense and then adjust our provision for income tax expense for any discrete items. The income tax benefit for the three months ended September 30, 2026 related to discrete items associated with the true-up of income tax expense associated with the filing of our income tax returns in September 2026. We did not record a provision for income taxes during the three months ended September 30, 2025 because we had established a valuation allowance for the full amount of our deferred tax assets and there were no discrete items.
Nine months ended September 30, 2026 Compared to Nine months ended September 30, 2025
The following table sets forth our revenues and operating loss for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025:

					% of Total Revenue
	Nine Months Ended September 30,		2025 to 2026		Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025
	(Dollars in thousands)

Revenues	$749,873	$787,607	$(37,734)	(5)%	100%	100%

Operating expenses:
Real estate agent commissions	$591,697	$583,890	$7,807	1%	79%	74%
Sales and marketing	57,451	59,519	(2,068)	(3)%	8%	8%
Operations and support	50,754	53,078	(2,324)	(4)%	7%	7%
General and administrative	40,411	85,722	(45,311)	(53)%	5%	11%
Technology	16,361	17,265	(904)	(5)%	2%	2%
Depreciation and amortization	5,962	6,302	(340)	(5)%	1%	1%
Impairment of fixed assets	—	2,275	(2,275)	(100)%	—%	—%
Antitrust litigation settlement expense	2,041	—	2,041	—%	—%	—%
Restructuring	210	1,092	(882)	(81)%	—%	—%
Gain on disposal of business	(400)	—	(400)	—%	—%	—%
Operating loss	(14,614)	(21,536)	6,922	(32)%	(2)%	(3)%
Other income (expenses), net	2,360	(32,304)	34,664	(107)%	—%	(4)%
Loss before provision for income taxes	(12,254)	(53,840)	41,586	(77)%	(2)%	(7)%
Income tax (benefit) expense	(678)	11	(689)	(6264)%	—%	—%
Net loss	(11,576)	(53,851)	42,275	(79)%	(2)%	(7)%
Net loss attributed to non-controlling interest	—	502	(502)	(100)%	—%	—%
Net loss attributed to Douglas Elliman Inc.	$(11,576)	$(53,349)	$41,773	(78)%	(2)%	(7)%

Revenues. Our revenues for the nine months ended September 30, 2026 and 2025, respectively, were as follows:

	Nine Months Ended September 30,		2025 to 2026
	2026	2025	$ Change	% Change
Revenues	$749,873	$787,607	$(37,734)	(4.8)%
Revenues from property management business	—	29,395	(29,395)
Revenues excluding revenues from property management business	$749,873	$758,212	$(8,339)	(1.1)%
The decline in revenues for the 2026 period compared to the 2025 period, excluding revenues from our property management business, was primarily due to a decline of revenues from Development Marketing of $18,030. Additionally, for the nine months ended September 30, 2026, our commissions and other brokerage income from existing homes sales decreased by $25,109 in New York City and $21,507 in the West region, which were primarily associated with California and Colorado.

However, these declines were partially offset by an increase in commissions and other brokerage income from existing home sales in the Florida market of $56,249 during the nine months ended September 30, 2026 compared to the 2025 period.
Operating expenses. Our operating expenses for the nine months ended September 30, 2026 and 2025, respectively, were as follows:

	Nine Months Ended September 30,		2025 to 2026
	2026	2025	$ Change	% Change
Operating expenses	$764,487	$809,143	$(44,656)	(5.5)%
Gain on disposal of property management business	(400)	—	(400)
Operating expenses from property management business	—	23,430	(23,430)
Operating expenses excluding property management business	$764,887	$785,713	$(20,826)	(2.7)%

The decline was primarily due to the absence of expenses of our property management business, the gain of $15,630 from the Strougo litigation settlement, which was recorded as a reduction to general and administrative expenses, and a decline in 2026 of professional fee expenses as well as settlement and related expenses of $10,805, offset by an increase of $7,807 in real estate agent commissions expense.

Real Estate Agent Commissions. Our real estate agent commissions expense was $591,697 for the nine months ended September 30, 2026, compared to $583,890 for the nine months ended September 30, 2025, representing an increase of $7,807. Real estate agent commissions expense, as a percentage of revenues, increased to 78.9% for the nine months ended September 30, 2026, compared to 74.1% (77.0% excluding property management revenues) for the nine months ended September 30, 2025. This increase in real estate agent commissions expense as a percentage of revenues in the 2026 period was primarily driven by a higher percentage of our revenues from existing home sales generated from markets (primarily Florida) which customarily pay higher commission rates. For the nine months ended September 30, 2026, revenues from existing home sales in Florida increased to 32.9% of our revenues compared to 25.2% (adjusting for property management) for the nine months ended September 30, 2025.
Gross profit. We define gross profit as the remaining portion after real estate agent commissions are subtracted from our revenues. Our gross profit for the nine months ended September 30, 2026 and 2025, respectively, was as follows:

	Nine Months Ended September 30,		2025 to 2026
	2026	2025	$ Change	% Change
Revenues	$749,873	$787,607	$(37,734)
Real estate agent commission expense	591,697	583,890	7,807
Gross profit	158,176	203,717	(45,541)	(22.4)%
Gross profit from property management business	—	29,395	(29,395)
Gross profit excluding property management business	$158,176	$174,322	$(16,146)	(9.3)%

Gross profit as a percentage of revenues	21.1%	25.9%		(4.8)%
Gross profit, excluding property management business, as a percentage of revenues	21.1%	23.0%		(1.9)%
Our gross profit, as a percentage of revenues, declined due to the absence of property management revenues and was also attributable to a shift in the revenue mix, driven by a higher percentage of our revenues from existing home sales generated from markets (primarily Florida) which had a lower gross margin during the period.

Operating expenses, excluding real estate agent commissions expense. Our operating expenses, excluding real estate agent commissions expense, for the nine months ended September 30, 2026 and 2025, respectively, were as follows:

	Nine Months Ended September 30,		2025 to 2026
	2026	2025	$ Change	% Change
Operating expenses	$764,487	$809,143	$(44,656)	(5.5)%
Real estate agent commission expense	591,697	583,890	7,807	1.3%
Operating expenses, excluding real estate agent commissions expense	172,790	225,253	(52,463)	(23.3)%
Gain on disposal of property management business	(400)	—	(400)
Operating expenses from property management business	—	23,430	(23,430)
Operating expenses, excluding agent commission expense and property management business	$173,190	$201,823	$(28,633)	(14.2)%
Sales and Marketing. Sales and marketing expenses were $57,451 for the nine months ended September 30, 2026, compared to $59,519, which included $825 associated with our property management business, for the nine months ended September 30, 2025. The decline in expenses is attributable to expense rationalization efforts to streamline our sales and marketing process.
Operations and support. Operations and support expenses were $50,754 for the nine months ended September 30, 2026, compared to $53,078, which included $2,596 associated with our property management business, for the nine months ended September 30, 2025.
General and administrative. General and administrative expenses were $40,411 for the nine months ended September 30, 2026, compared to $85,722 for the nine months ended September 30, 2025, representing a decline of $45,311, of which $18,107 was associated with our property management business, for the nine months ended September 30, 2025. The remainder of the decline was primarily the result of (i) a gain of $15,630 from the Strougo litigation settlement, which was recorded as a reduction to general and administrative expenses in the 2026 period, (ii) a decline in professional fee expenses as well as settlement and related expenses of $10,805 in the 2026 period, (iii) lower non-cash stock compensation expenses of $904, (iv) lower personnel expenses of $775 in the 2026 period and (v) lower occupancy expenses of $773. These amounts were offset by increased insurance expenses of $1,944 in the 2026 period.
Technology. Technology expenses were $16,361 for the nine months ended September 30, 2026, compared to $17,265, which included $1,692 associated with our property management business, for the nine months ended September 30, 2025.
Operating loss. Our operating loss for the nine months ended September 30, 2026 and 2025, respectively, was as follows:

	Nine Months Ended September 30,		2025 to 2026
	2026	2025	$ Change	% Change
Operating loss	$(14,614)	$(21,536)	$6,922
Gain on disposal of property management business	(400)	—	(400)
Operating income from property management business	—	5,965	(5,965)
Operating loss excluding property management business	$(15,014)	$(27,501)	$12,487	(45.4)%
The positive change in operating loss, after excluding our property management business, was primarily due to the other declines in “general and administrative” expenses discussed above and was offset by the decline in gross profit.
Other income (expenses). Other income was $2,360 for the nine months ended September 30, 2026, compared to other expense of $32,304 for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, other income primarily consisted of interest income of $2,562 and investments loss of $581, primarily due to an impairment of a PropTech investment of $500. For the nine months ended September 30, 2025, other expense primarily consisted of the $33,160 loss from the change in fair value of the derivative embedded within convertible debt and interest expense of $4,648, partially offset by interest income of $3,986 and a $1,225 gain from the monetization of a PropTech investment.
Loss before provision for income taxes. Loss before income taxes was $12,254 and $53,840 for the nine months ended September 30, 2026 and 2025, respectively.
Income tax (benefit) expense. There was income tax benefit of $678 for the nine months ended September 30, 2026. Income tax expense was $11 for the nine months ended September 30, 2025. We calculate our provision for income taxes for interim reporting periods based upon our estimate of the annual effective income tax rate based on full year projections, which does not include the impact of discrete items. We then apply the annual effective income tax rate against year-to-date pretax income to record income tax (benefit) expense and then adjust our provision for income tax expense for any discrete items. The income tax benefit for the nine months ended September 30, 2026 related to discrete items associated with the true-up of income tax expense associated with the filing of our income tax returns in September 2026. We did not record a provision for income taxes during the nine months ended September 30, 2025 because we had established a valuation allowance for the full amount of our deferred tax assets and there were no discrete items.

Liquidity and Capital Resources
Cash, cash equivalents and restricted cash declined by $13,148 to $109,561, which included $6,883 of restricted cash, during the nine months ended September 30, 2026. This compares to an increase of $8,686, to $150,907, which included restricted cash of $7,904, during the nine months ended September 30, 2025. The decline in the nine months ended September 30, 2026 was primarily the result of the purchase of $19,935 of a U.S. Treasury Bill, which matures in March 2027.
Cash provided from operations was $8,960 and $505 for the nine months ended September 30, 2026 and 2025, respectively. The increase in the cash provided by operations in the 2026 period was attributable to the decline in operating loss as well as an increase to the net changes in contract liabilities and related contract assets of $12,595, which was primarily associated with increased progress payments from our development marketing business. These amounts were partially offset by increased payments in 2026 of income tax liabilities, which were attributable to the gain on the October 2025 disposal of our property management business, and accrued compensation.
Cash used in investing activities was $22,029 for the nine months ended September 30, 2026, compared to cash provided by investing activities of $8,266 for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, cash used in investing activities was comprised primarily of the purchase of U.S. Treasury Bills maturing in March 2027 of $19,935, payments related to the disposal of the property management business of $709, capital expenditures of $1,319 and the purchase of subsidiaries of $100 due to the acquisition of the non-controlling interest of Real Estate Associates of Houston LLC. For the nine months ended September 30, 2025, cash provided by investing activities was comprised of proceeds from the sale of short-term investments of $97,677 and proceeds from the sale of investments of $1,611 in our PropTech business. These inflows were partially offset by the purchase of short-term investments of $87,873 and capital expenditures of $3,041.
Cash used in financing activities was $79 for the nine months ended September 30, 2026, compared to $85 for the nine months ended September 30, 2025, which was comprised of withholding of shares as payment of payroll tax liabilities.

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

We had cash and cash equivalents of approximately $102,678 and $19,935 in a U.S. Treasury Bill maturing in March 2027, which is classified as "Short-term investment" on our condensed consolidated balance sheet as of September 30, 2026. In addition to any cash provided from operations, such cash is available to be used to fund such liquidity requirements as well as other anticipated liquidity needs in the normal course of business. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any financings to the extent available, should be sufficient to meet our liquidity needs over the next twelve months.

Real Estate Brokerage Antitrust Litigation Settlements. On April 26, 2024, we entered into a settlement agreement to resolve all claims on a nationwide basis in the pending seller class action litigations, Gibson v. NAR, No. 4:23-cv-00788-SRB (W.D. Mo.) and Umpa v. NAR, 4:23-cv-00945-SRB (W.D. Mo.) alleging claims on behalf of sellers against Douglas Elliman Inc. and our subsidiaries. On September 1, 2026, the U.S. Court of Appeals for the Eighth Circuit affirmed the final approval of the Gibson Settlement Agreement, rejecting all objections raised on appeal, finding the settlements to be fair, reasonable, and adequate. On October 7, 2026, the Eighth Circuit denied a request for en banc reconsideration of its decision by the full court. Under the settlement agreement, we paid $7,750 and $5,000 into an escrow fund on June 12, 2024 and December 29, 2025, respectively, and have also agreed to pay a $5,000 contingent payment subject to certain financial contingencies on or before December 31, 2027. The remaining contingent payment may be accelerated under certain circumstances.

In April 2026, the Company opted into a settlement agreement with the purported class of home buyers in Tuccori v. At World Properties, LLC, et al. (N.D. Ill.), a case that consolidated certain purported class actions lawsuits filed by home buyers. This settlement is structured to resolve the claims asserted against us in, or arising from the same factual predicates as, the Lutz vs. HomeServices of America, Inc. et al lawsuit, pending in the U.S. District Court for the Southern District of Florida, No. 4:24-cv-10040 (KMM). Although we were not a defendant in Tuccori, the opt‑in settlement releases us, our subsidiaries and affiliated agents from the claims against us in Lutz. Under the Tuccori settlement agreement, we paid $100 into an escrow fund on June 23, 2026 and agreed to make three additional $647 payments within one, two and three years of the effective date of the settlement, respectively. The amount payable by us under the Tuccori settlement agreement was recorded as a noncurrent liability at September 30, 2026. The Tuccori settlement agreement is subject to court approval, and a final approval hearing occurred on November 2, 2026. The court’s decision remains pending.

Derivative Litigation Settlement. On November 14, 2025, a Verified Stockholder Derivative Complaint, Barbara Strougo derivatively on behalf of Douglas Elliman, Inc. vs. Howard M. Lorber, et al., also known as the Strougo Litigation, was filed in the Court of Chancery of the State of Delaware on behalf of Douglas Elliman Inc., as nominal defendant, against certain of its current and former directors and officers. The parties to the Strougo Litigation reached an agreement to settle it on the terms and conditions set forth in a Stipulation and Agreement of Compromise, Settlement, and Release that was filed with the Chancery Court on February 19, 2026. The Strougo settlement agreement provides for the final dismissal of the Strougo Litigation in exchange for (i) a settlement payment to us of $17,500, subject to reductions for attorneys’ fees and expenses, and (ii) the implementation by us of certain corporate governance enhancements and reforms. Certain of our insurers agreed to fund the settlement. The Chancery Court held a settlement fairness hearing related to the Strougo settlement agreement on June 29, 2026 and, on July 7, 2026, entered a Final Order and Judgment approving the Strougo settlement agreement and awarding plaintiff’s counsel attorneys’ fees and expenses in the amount of $1,870, to be deducted from the $17,500 settlement payment. We recorded the net proceeds of the litigation settlement of $15,630 as a reduction to the “General and administrative expenses” for the three and nine months ended September 30, 2026.

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
Technology Adoption and Implementation. In June 2026, we executed an agreement to purchase technology licenses, products related to our workspace platform and certain cloud computing services. As part of the agreement, we have received various credits, which may offset or reduce the commitment, as well as other discounts. We may elect to cancel the remaining commitment in return for a cancellation fee of 35% of the total remaining commitment amount and loss of any discounts, remaining credits or other incentives provided under the agreement. For additional information regarding our purchase obligations, see Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights and, in connection with the sale of our property management division, certain known liabilities as of October 24, 2025. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2026, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of September 30, 2026 and December 31, 2025, we had outstanding approximately $2,649 and $2,645, respectively, of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space.
As a service to its customers, Portfolio Escrow Inc., a subsidiary of Douglas Elliman, administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250. Portfolio Escrow Inc. had escrow funds on deposit of $34,069 and $36,283 as of September 30, 2026 and December 31, 2025, respectively, and corresponding escrow funds in holding of the same amount. While these deposits are not assets of Portfolio Escrow Inc., the subsidiary of Douglas Elliman (and, therefore, are excluded from the accompanying condensed consolidated balance sheets), the subsidiary of ours remains contingently liable for the disposition of these deposits.

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
•severe weather events or natural or man-made disasters, including the increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events that may disrupt our business and have an unfavorable impact on home sale activity; and
•the additional factors described under Item 1A, “Risk Factors,” in our 2025 Annual Report as updated in our quarterly reports.
Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” of our 2025 Annual Report, as updated in our quarterly reports.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide this information.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting as defined in Rule 13a-15(d) of the Exchange Act that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Reference is made to Note 8, “Commitments and Contingencies” to our condensed consolidated financial statements, incorporated herein by reference, which contains a general description of certain legal proceedings to which we or our subsidiaries are a party.

ITEM 1A.    RISK FACTORS

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our 2025 Annual Report and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities of ours which were not registered under the Securities Act of 1933, as amended (the “Securities Act”) have been issued or sold by us during the three months ended September 30, 2026.

Issuer Purchases of Equity Securities

On November 9, 2026, our Board of Directors authorized a program to repurchase (the “Repurchase Program”) up to $10,000 in the aggregate of shares of our common stock. Repurchases under the Repurchase Program may be made from time to time on the open market, through privately negotiated transactions, or through other methods, at the discretion of our management and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable securities laws and legal requirements. Repurchases may be made pursuant to any trading plan that may be adopted in accordance with SEC Rule 10b5-1, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of repurchases will depend on market conditions, share price, trading volume, and other factors. The Repurchase Program does not obligate us to repurchase any specific dollar amount or number of shares, and the Repurchase Program may be extended, modified, suspended, or discontinued at any time. The Repurchase Program will expire in November 2028.

Our purchases of our common stock during the three months ended September 30, 2026 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2026	—	$—		—	—
August 1 to August 31, 2026	24,593	2.01	(2)	—	—
September 1 to September 30, 2026	—	—		—	—
Total	24,593	$2.01		—	—

(1) On November 9, 2026, our Board of Directors authorized a program to repurchase up to $10,000 in the aggregate of shares of our common stock. No shares have been repurchased under the Repurchase Program.
(2) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of various employees’ shares of restricted stock. The shares were immediately canceled.

ITEM 5.    OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

In the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

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

DOUGLAS ELLIMAN INC.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Executive Vice President, Treasurer and Chief Financial Officer
Date:	November 9, 2026